Form 10-Q
period 2015-06-30
ProNAi Therapeutics Inc
filed 2015-08-21
CIK 1290149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                      .

Commission File Number: 001-37490

ProNAi Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0138994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

ProNAi Therapeutics, Inc.

2150 – 885 West Georgia Street

Vancouver, British Columbia, Canada V6C 3E8

(Address of principal executive offices and zip code)

(604) 558-6536

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of August 20, 2015, there were 30,058,105 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, clinical development activities, the timing and results of clinical trials and potential regulatory approval and commercialization of product candidates. In some cases, forward looking-statements may be identified by terminology such as “believe,” “may,” “will,” “should”, “predict”, “goal”, “strategy”, “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “seek” and similar expressions and variations thereof. These words are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

As used in this Quarterly Report on Form 10-Q, the terms “ProNAi,” “the Company,” “we,” “us,” and “our” refer to ProNAi Therapeutics, Inc. and, where appropriate, its consolidated subsidiaries, unless the context indicates otherwise.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PRONAI THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents (Note 5)	$15,800	$29,154
Short-term investments (Note 4)	10,028	10,010
Prepaid expenses and other current assets (Note 5)	782	561

Total current assets	26,610	39,725
Property and equipment, net (Note 5)	397	214
Other assets (Note 5)	3,256	626

TOTAL ASSETS	$30,263	$40,565

LIABILITIES, CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued liabilities (Note 5)	$2,304	$1,473
Accounts payable	1,925	622

Total current liabilities	4,229	2,095
Preferred stock warrant liabilities (Note 9)	10,641	1,810
Other liabilities	113	100

TOTAL LIABILITIES	14,983	4,005

Commitments and Contingencies (Note 6)
Convertible preferred stock (Note 8) at liquidation preference, $0.001 par value; 1,843,894 shares authorized as of June 30, 2015 and December 31, 2014 and 224,564 shares issued and outstanding as of June 30, 2015 and December 31, 2014; aggregate liquidation preference of $2.5 million as of June 30, 2015 and December 31, 2014	2,543	2,543
Redeemable convertible preferred stock (Note 8) at redemption value, $0.001 par value; 134,230,572 and 134,069,847 shares authorized as of June 30, 2015 and December 31, 2014 and 17,133,339 and 17,042,064 shares issued and outstanding as of June 30, 2015 and December 31, 2014; aggregate liquidation preference of $107.9 million and $103.5 million as of June 30, 2015 and December 31, 2014	295,109	141,832

STOCKHOLDERS’ DEFICIT:

Common stock, $0.001 par value; 180,000,000 shares authorized as of June 30, 2015 and December 31, 2014 and 1,616,514 and 1,588,701 shares issued and outstanding as of June 30, 2015 and December 31, 2014	2	2
Additional paid-in capital	—	—
Accumulated other comprehensive loss	—	(10)
Accumulated deficit	(282,374)	(107,807)

TOTAL STOCKHOLDERS’ DEFICIT	(282,372)	(107,815)

TOTAL LIABILITIES, CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$30,263	$40,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRONAI THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Operating expenses:
Research and development	$4,738	$12,717	$10,034	$14,544
General and administrative	1,874	791	3,315	1,284

Total operating expenses	6,612	13,508	13,349	15,828

Loss from operations	(6,612)	(13,508)	(13,349)	(15,828)
Other income (expense), net:
Change in fair value of preferred stock warrants	(8,630)	(347)	(9,956)	(496)
Other income (expense)	(6)	31	19	33

Total other income (expense), net	(8,636)	(316)	(9,937)	(463)

Loss before provision for income taxes	(15,248)	(13,824)	(23,286)	(16,291)
Provision for income tax	1	—	11	—

Net loss	(15,249)	(13,824)	(23,297)	(16,291)
Adjustment to redemption value on redeemable convertible preferred stock	(140,880)	(36,833)	(151,885)	(39,275)

Net loss attributable to common stockholders	$(156,129)	$(50,657)	$(175,182)	$(55,566)

Net loss per share attributable to common stockholders, basic and diluted (Note 3)	$(104.10)	$(55.04)	$(117.35)	$(62.72)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted (Note 3)	1,499,840	920,441	1,492,764	885,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRONAI THERAPEUTICS, INC.

Condensed Consolidated Statement of Convertible and Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(unaudited)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount

Balance — December 31, 2014	224,564	$2,543	17,042,064	$141,832	1,588,701	$2	$—	$(10)	$(107,807)	$(107,815)
Issuance of common stock for exercise of stock options	—	—	—	—	27,813	—	15	—	—	15
Stock-based compensation	—	—	—	—	—	—	600	—	—	600
Issuance of redeemable convertible preferred stock upon exercise of redeemable convertible preferred stock warrants for cash	—	—	91,275	1,392	—	—	—	—	—	—
Adjustment to redemption value on redeemable convertible preferred stock	—	—	—	151,885	—	—	(615)	—	(151,270)	(151,885)
Reclassification of other-than-temporary losses on short-term investments to net loss	—	—	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	—	—	(23,297)	(23,297)

Balance — June 30, 2015	224,564	$2,543	17,133,339	$295,109	1,616,514	$2	$—	$—	$(282,374)	$(282,372)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRONAI THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,297)	$(16,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of preferred stock warrant liabilities	9,956	496
Stock-based compensation	600	81
Depreciation and amortization	39	1
Impairment on short-term investments	10	—
Deferred income taxes	(1)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(196)	(33)
Accrued liabilities	216	3
Accounts payable	438	811

Net cash used in operating activities	(12,235)	(14,932)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(18)	—
Change in restricted cash	(150)	—
Purchase of property and equipment	(254)	(12)

Net cash used in investing activities	(422)	(12)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	57,545
Repayment of stock subscription receivable	—	1,159
Proceeds from exercise of redeemable convertible preferred stock warrants	267	—
Proceeds from exercise of common stock options	15	39
Proceeds from early exercise of stock options	13	—
Payment of deferred offering costs	(992)	(148)

Net cash provided by (used in) financing activities	(697)	58,595

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,354)	43,651
CASH AND CASH EQUIVALENTS — Beginning of period	29,154	2,429

CASH AND CASH EQUIVALENTS — End of period	$15,800	$46,080

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$3	$—

Cash paid for interest	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Change in redemption value of redeemable convertible preferred stock	$(151,885)	$(39,275)

Issuance of redeemable convertible preferred stock on exercise of warrants	$1,125	$—

Conversion of long-term note payable and accrued interest into Series C redeemable convertible preferred stock	$—	$433

Deferred offering costs included in accounts payable and accrued liabilities	$1,744	$37

Property and equipment purchases included in accounts payable	$7	$7

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRONAI THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	The Company and Basis of Presentation

Organization and Description of Business

ProNAi Therapeutics, Inc. (together with its subsidiaries, collectively referred to as the “Company”), a Delaware corporation, is a clinical-stage oncology company pioneering a novel class of therapeutics based on its proprietary DNAi technology platform. The core of the Company’s scientific expertise is its understanding of DNAi oligonucleotides, which are rationally designed DNA sequences that modulate the transcription of oncogenes known to be involved in cancer cell survival and proliferation. The Company’s lead DNAi product candidate, PNT2258, targets BCL2, a widely overexpressed oncogene that is an important gatekeeper of the programmed cell death pathway known as apoptosis and has been linked to many forms of cancer.

The Company’s primary activities since inception have been conducting research and development activities, conducting preclinical and clinical testing, recruiting personnel, performing business and financial planning, and raising capital to support development activities.

The Company has not generated any product revenue related to its primary business purpose to date, nor has it generated any income, and is subject to a number of risks and uncertainties, which include dependence on key individuals, the need for development of commercially viable products, the need to obtain regulatory approval for its products and commercialize them and the need to obtain adequate additional financing to fund the development of its product candidates.

Initial Public Offering

On July 15, 2015, the Company’s Registration Statement on Form S-1 (File No. 333-204921) relating to the initial public offering (IPO) of its common stock was declared effective by the Securities and Exchange Commission (SEC). Pursuant to such Registration Statement, the Company sold an aggregate of 9,315,000 shares of its common stock at a price of $17.00 per share for aggregate cash proceeds of approximately $143.6, net of underwriting discounts and commissions and offering costs.

On July 21, 2015, immediately prior to the closing of the IPO, all outstanding shares of convertible and redeemable convertible preferred stock converted into 17,971,273 shares of common stock. The IPO closed on July 21, 2015.

Reverse Stock Split

On June 29, 2015, the Company’s board of directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of the Company’s common stock, convertible preferred stock and redeemable convertible preferred stock at a 7.45-to-1 ratio (the “Reverse Stock Split”). The Reverse Stock Split became effective on July 2, 2015, upon the filing of the amendment to the Company’s amended and restated certificate of incorporation. The authorized shares and par value of the common, convertible preferred and redeemable convertible preferred stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock, convertible preferred stock, redeemable convertible preferred stock, warrants for preferred stock, options for common stock and per share amounts contained in the condensed consolidated financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented.

2.	Summary Of Significant Accounting Policies

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2015, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2015 and 2014 and the condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 and the condensed consolidated statements of convertible and redeemable convertible preferred stock and stockholders’ deficit for the six months ended June 30, 2015 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The condensed consolidated financial data disclosed in these notes to the condensed consolidated financial statements related to the three and six month periods are also unaudited. The condensed consolidated results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015, or for any other future annual or interim period. The consolidated balance sheet as of December 31, 2014 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the prospectus dated July 15, 2015, filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended.

PRONAI THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expense during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to the fair value of common stock, the fair value of preferred stock, the fair value of preferred stock warrant liabilities, the fair value of stock options, recoverability of the Company’s net deferred tax assets, and related valuation allowance and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Foreign Currency

The functional currency of the Company’s foreign subsidiary is the U.S. Dollar. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the average exchange rate in effect during the period. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses related to remeasurement are recorded in other income (expense) in the condensed consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date or purchase to be cash equivalents. Cash and cash equivalents consist primarily of funds invested in readily available checking and savings accounts and highly liquid investments in money market funds.

Restricted Cash

Restricted cash represents collateral for a corporate credit card facility and a security deposit required for a facility lease. Restricted cash consists of funds invested in a money market fund. As of June 30, 2015, the current portion of restricted cash of $25,000 is included in prepaid expenses and other current assets and the long-term portion of restricted cash of $0.2 million is included in other assets in the accompanying condensed consolidated balance sheets.

Investments

The Company determines the appropriate designation of its investments as “trading,” “available-for-sale” or “held-to-maturity” based on management’s intent at the time of purchase and reevaluates such designation at each reporting date. As of June 30, 2015 and December 31, 2014, all of the Company’s short-term investments were designated as available-for-sale. Unrealized gains and losses, if any, are reported as a separate component of stockholders’ deficit, except for unrealized losses determined to be other-than-temporary which are recorded in other income (expense) in the accompanying condensed consolidated statements of operations. The Company determines any realized gains or losses on the sale of any investments on a specific identification method and records such gains and losses as a component of other income (expense) in the accompanying condensed consolidated statements of operations.

The Company evaluates its short-term investments periodically for possible other-than-temporary impairment. A decline in fair value below the amortized cost of the investment is considered other-than-temporary impairment if the Company has the intent to sell the investment or it is more likely than not that the Company will be required to sell the investment before recovery of the entire amortized cost basis. In those instances, an impairment charge equal to the difference between the fair value and the amortized cost basis is recognized in other income (expense). Regardless of the Company’s intent or requirement to sell an investment, impairment is considered other-than-temporary if the Company does not expect to recover the entire amortized cost basis.

Investments with original maturities beyond three months at the date of purchase and which mature at, or less than twelve months from, the balance sheet date are classified as current. Investments with a maturity beyond twelve months from the condensed consolidated balance sheet date are classified as long-term. As of June 30, 2015, the Company’s short-term investments were classified as current assets.

PRONAI THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Concentrations of Credit Risk

Financial instruments that subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, restricted cash and short-term investments. All of the Company’s cash, cash equivalents, restricted cash and short-term investments are held at financial institutions in the United States and Canada that management believes to be of high credit quality. Deposits held in the United States with these financial institutions exceed federally insured limits.

The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer or sector and establishing a minimum allowable credit rating.

Comprehensive Income (Loss)

The Company had no components of comprehensive income (loss) other than net loss for all periods presented.

Fair Value of Financial Instruments

The Company’s cash and cash equivalents, restricted cash, short-term investments, other current assets, accounts payable, and accrued liabilities approximate their fair value at June 30, 2015 and December 31, 2014, due to their short duration. The short-term investment maintains observable inputs, thus the carrying value of this instrument is carried at fair value and unrealized gains and losses, if any, are reported as a separate component of stockholders’ deficit. The Company’s preferred stock warrant liabilities contain unobservable inputs that reflect the Company’s own assumptions in which there is little, if any, market activity at the measurement date, thus the Company’s warrant liabilities are measured at fair value on a recurring basis using unobservable inputs.

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines the fair value of its financial instruments based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 – Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3 – Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

Property and Equipment, Net

Property and equipment, net are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization on property and equipment, excluding leasehold improvements, is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Depreciation and amortization begins at the time the asset is placed in service. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in the statement of operations.

Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease term. Amortization on leasehold improvements are amortized over the term of the related property lease, for a period of three years.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to an IPO, have been capitalized. The deferred offering costs will be offset against offering proceeds upon the completion of the offering. As of June 30, 2015 and December 31, 2014, $3.1 million and $0.5 million of deferred offering costs have been capitalized, which is included in other long-term assets in the condensed consolidated balance sheets.

PRONAI THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Preferred Stock Warrant Liabilities

The Company accounts for its warrants issued in connection with its various financing transactions based upon the characteristics and provisions of the instrument. Warrants classified as derivative liabilities are recorded on the Company’s condensed consolidated balance sheets at their fair value on the date of issuance and remeasured to fair value on each subsequent reporting period, with the changes in fair value recognized as a component of other income (expense), net in the accompanying condensed consolidated statements of operations. The Company will continue to adjust the liability for changes in the fair value of these warrants until the earlier of the exercise of the warrants, the expiration of the warrants, or until such time as the warrants are no longer to be considered derivative instruments. On the completion of an IPO (which occurred on July 21, 2015, as discussed in Note 1), the liability on the preferred stock warrants will be reclassified to additional paid-in capital in stockholders’ deficit. The Company estimates the fair value of these liabilities using an Option Pricing Model (OPM) or a Probability Weighted Expected Return Method (PWERM) and using assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected term, expected volatility and risk-free interest rate.

Research and Development Costs

Research and development costs are expensed as incurred. The Company accounts for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the goods have been received or when the service has been performed rather than when the payment is made. Depending on the timing of payments to service providers of research and development costs, the Company recognizes prepaid expenses or accrued expenses related to these costs. These prepaid or accrued expenses are based on management’s estimates of the work performed under service agreements and milestones achieved. Research and development costs include fees incurred in connection with license agreements, compensation and other related costs for employees engaged in research and development, costs associated with preclinical studies and trials, regulatory activities, manufacturing activities to support clinical activities, license fees, fees paid to external service providers that conduct certain research and development, clinical, and manufacturing activities on behalf of the Company and an allocation of overhead expenses.

Stock-Based Compensation

The Company accounts for share-based payments at fair value, which is measured using the Black-Scholes option-pricing model. For share-based awards that vest subject to the satisfaction of a service requirement, the fair value measurement date for employee stock-based compensation awards is the date of grant and the expense is recognized on a straight line basis, over the vesting period.

For share-based awards that vest subject to the satisfaction of a service requirement and a performance component, the fair value measurement date is the date of grant and is recognized over the requisite service period as achievement of the performance objective becomes probable. No expense has been recorded to date relating to this grant as the performance condition hasn’t been achieved.

Stock-based compensation arrangements with nonemployees are recognized at the grant date and remeasured to fair value at each reporting period. The expense is recognized over the vesting period which is generally the service period.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Management makes an assessment of the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s historical operating performance and the recorded cumulative net losses in prior fiscal periods, the net deferred tax assets have been fully offset by a valuation allowance.

The Company recognizes uncertain income tax positions at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Changes in recognition or measurement are reflected in the period in which judgment occurs. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of provision for income taxes.

PRONAI THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The Company’s Chief Executive Officer views the Company’s operations and manages its business in one operating segment, which is the business of researching, developing, and commercializing therapies for the treatment of patients with cancer. Accordingly, the Company has a single reporting segment.

3.	Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, less common stock issued that is subject to repurchase, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible and redeemable convertible preferred stock and warrants for preferred stock, stock options and common stock subject to repurchase are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of June 30,
	2015	2014
Options to purchase common stock	3,294,849	966,778
Common stock subject to repurchase	116,674	—
Convertible preferred stock	252,817	252,818
Redeemable convertible preferred stock	17,328,059	17,236,784
Warrants for preferred stock	885,201	984,529

Total potential dilutive shares	21,877,600	19,440,909

In future periods, if the Company were to generate net income, it would allocate participating securities a proportional share of the net income, determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the two-class method). The Company’s redeemable convertible preferred stock participate in any dividends declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income.

To date, the Company has only incurred net losses and has not allocated any loss to participating securities because the preferred stockholders have no contractual obligation to share in the losses of the Company. The Company computes diluted loss per common share after giving consideration to the dilutive effect of stock options, warrants and non-vested stock that are outstanding during the period, except where such non-participating securities would be anti-dilutive.

PRONAI THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.	Fair Value Measurements

The Company measures and reports its cash equivalents, restricted cash, short-term investments and preferred stock warrant liabilities at fair value. The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)

Financial Assets
Money market funds	$15,213	$—	$—	$15,213
Restricted money market funds	225	—	—	225
Short-term investments	—	10,028	—	10,028

Total financial assets	$15,438	$10,028	$—	$25,466

Financial Liabilities
Preferred stock warrant liabilities	$—	$—	$10,641	$10,641

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)

Financial Assets
Money market funds	$27,847	$—	$—	$27,847
Restricted money market funds	75	—	—	75
Short-term investments	—	10,010	—	10,010

Total financial assets	$27,922	$10,010	$—	$37,932

Financial Liabilities
Preferred stock warrant liabilities	$—	$—	$1,810	$1,810

Money market funds are measured at fair value on a recurring basis using quoted prices and are classified as a Level 1 input.

The short-term investments contain observable inputs. Accordingly, the carrying value of this instrument approximates its fair value and is classified as Level 2 inputs.

The Company’s preferred stock warrant liabilities contain unobservable inputs that reflect the Company’s own assumptions in which there is little, if any, market activity for at the measurement date. Accordingly, the Company’s warrant liabilities are measured at fair value on a recurring basis using unobservable inputs and are classified as Level 3 inputs. Refer to Note 9 for the valuation technique and assumptions used in estimating the fair value of the warrants.

There were no transfers between Levels 1, 2 or 3 for any of the periods presented. For the three and six months ended June 30, 2015, the Company realized a $0 and $10,000 other-than-temporary impairment loss on its short-term investments through other income (expense) in the accompanying condensed consolidated statements of operations.

The Company’s Level 3 liabilities consist of a preferred stock warrant liability (see Note 9). The following table provides a roll-forward of the Company’s warrant liabilities measured at fair value on a recurring basis using unobservable inputs (in thousands):

Balance as of December 31, 2014	$1,810
Fair value of preferred stock warrants exercised	(1,125)
Change in fair value of preferred stock warrants	9,956

Balance as of June 30, 2015	$10,641

The preferred stock warrant liabilities will increase or decrease each period based on fluctuations of the fair value of the underlying preferred stock. The change in the fair value of preferred stock warrants for each period is recognized as a gain or loss in the condensed consolidated statements of operations.

PRONAI THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

5.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	June 30, 2015	December 31, 2014
	(in thousands)

Cash	$587	$1,307
Cash equivalents:
Money market accounts	15,213	27,847

Total cash and cash equivalents	$15,800	$29,154

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Prepaid research and development project costs	$414	$515
Other	368	46

Total prepaid expenses and other current assets	$782	$561

Property and Equipment, net

Property and equipment, net consists of the following:

	June 30, 2015	December 31, 2014
	(in thousands)

Computer equipment	$140	$56
Software	11	9
Lab equipment	224	163
Leasehold improvements	75	—

Property and equipment, gross	450	228
Less: accumulated depreciation	(53)	(14)

Total property and equipment, net	$397	$214

Depreciation and amortization related to the Company’s property and equipment was $26,000 and $39,000 for the three and six months ended June 30, 2015 and was insignificant and $1,000 for the three and six months ended June 30, 2014.

PRONAI THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Other Assets

Other assets consist of the following:

	June 30, 2015	December 31, 2014
	(in thousands)

Deferred offering costs	$3,053	$549
Restricted cash	200	75
Deferred tax assets	3	2

Total other assets	$3,256	$626

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Accrued offering costs	$615	$—
Accrued employee related costs	572	759
Accrued research and development costs	686	526
Accrued professional fees	408	140
Other	23	48

Total accrued liabilities	$2,304	$1,473

6.	Commitments and Contingencies

License Agreements

In March 2007, the Company entered into an exclusive license agreement with Novosom AG (Novosom) to use certain patented LNP delivery technology for any of its DNAi drug candidates that target a region of the BCL2 gene (the Novosom License Agreement). In July 2010, the Novosom License Agreement was acquired by Marina Biotech, Inc. (Marina), but Novosom retained the right to receive all payments due from the Company under the Novosom License Agreement.

In March 2012, the Company and Marina entered into another exclusive license agreement (the Marina License Agreement) for the use of certain of Marina’s patented delivery technology, including LNP technology, for any of the Company’s current or future DNAi product candidates that target any gene. In exchange for this exclusive right, the Company paid Marina an upfront payment of $0.3 million in 2012 to be applied to the first DNAi product candidate under this agreement. The Company will be required to pay Marina milestone payments of up to an aggregate of $14.5 million for each DNAi product candidate, other than PNT2258, upon successful completion of certain clinical and regulatory milestone events relating to each DNAi product candidate identified in the Marina License Agreement. In addition, for DNAi product candidates other than PNT2258, the Company is required to pay Marina a low single-digit royalty on net sales.

In May 2013, the Company issued Novosom 2,108,870 shares of common stock with a fair market value of $0.1 million in settlement of the first milestone payment. Pursuant to the terms of the Novosom License Agreement, additional shares may have been issued if certain dilution events occurred through December 31, 2014. The Company evaluated the need to accrue an expense related to the future potential issuance of shares at December 31, 2013 and 2014, but determined that each of the terms requiring additional issuances was not likely to occur and thus the expense was not recorded. The dilution provisions expired on December 31, 2014.

PRONAI THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In April 2014, the Company entered into a Second License Amendment and Consent to Termination Agreement with Marina pursuant to which the Novosom License Agreement (which had been transferred to Marina by Novosom in July 2010) was terminated and the obligations previously set forth in the Novosom License Agreement were restated in the Marina License Agreement. In connection therewith, in April 2014, the Company also entered into a License Payment Agreement with Novosom under which the Company agreed to pay Novosom $11.0 million in cash upon the closing of a minimum $35.0 million financing. Also, the Company agreed to pay Novosom a $3.0 million milestone payment within 30 days of regulatory authority approval of PNT2258. Upon Novosom’s receipt of the cash payment of $11.0 million, all financial obligations of the Company to Novosom were terminated, other than the aforementioned milestone payment, historic manufacturing costs and a low-single digit royalty payment on net sales of PNT2258.

The Company made the $11.0 million payment to Novosom in April 2014, upon the closing of the Series D redeemable convertible preferred stock financing and a payment of $0.1 million in July 2014 settling the obligation for the historic manufacturing costs. The April 2014 Second License Amendment and Consent to Termination Agreement serves as the second amendment to the Marina License Agreement.

As of June 30, 2015, the Company has not accrued the $3.0 million milestone payment to Novosom as regulatory authority approval is not probable of occurring.

As of June 30, 2015, the Company has not identified any product candidates that would pertain to the Marina License Agreement. Therefore, there is currently no potential expense or payment due under the Marina License Agreement.

Lease Agreements

The Company leases its Michigan facility under a short-term operating lease with a term of less than a year that provides for a fixed monthly rent for the term of the lease and also provides for certain rent adjustments covering the expenses and taxes of the facility.

In February 2015, the Company entered into an operating lease agreement to sublease office space in Vancouver, Canada. The operating lease agreement expires on February 27, 2018. Under the terms of the agreement, the Company issued a Canadian Dollar $50,000 letter of credit to the sublessor on closing, which is collateralized by a restricted deposit of $50,000.

As of June 30, 2015, the aggregate future non-cancelable minimum lease payments associated with this operating lease (based on the daily average exchange rate on June 30, 2015 quoted by the Bank of Canada) are as follows:

Years Ending December 31:	Operating Leases
(in thousands)

2015 (remainder)	$133
2016	319
2017	319
2018	53

Total	$824

The total rent expense for all operating leases was $0.1 million for the three and six months ended June 30, 2015 and was $14,000 and $22,000 for the three and six months ended June 30, 2014.

PRONAI THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Contract Research Organization Obligations

As of June 30, 2015, the aggregate future minimum payments associated with agreements the Company entered into with contract research organizations are as follows:

Years Ending December 31:	Contract Research Organization Obligations
(in thousands)

2015 (remainder)	$2,025
2016	5,303
2017	4,914
2018	255

Total	$12,497

For the three and six months ended June 30, 2015, total payments made to the contract research organization related to these obligations were $0.6 million and $1.6 million.

Cumulative Dividends

Holders of the Series B, B-1, C and D redeemable convertible preferred stock are entitled to receive cumulative accruing dividends at a rate of 8.0% per year of the original issuance price of the redeemable convertible preferred stock. The accruing dividends shall accrue from day to day, whether or not declared, and shall be cumulative. The accruing dividends shall be deemed declared annually and payable upon the earliest to occur of (i) the date determined by the Board of Directors, (ii) the liquidation of the Company (including a Deemed Liquidation Event) and (iii) the conversion or redemption of at least a majority of the outstanding shares of the Series B, B-1, C and D redeemable convertible preferred stock. Since the dividends are payable upon a contingent event, the Company has not recorded them as a liability in the accompanying condensed consolidated financial statements for any of the periods presented.

At June 30, 2015, cumulative unpaid accruing dividends in arrears totaled $18.5 million and consisted of $9.3 million for the Series B, $1.7 million for the Series B-1, $1.6 million for the Series C and $5.9 million for the Series D redeemable convertible preferred stock. At December 31, 2014, cumulative unpaid accruing dividends in arrears totaled $14.4 million and consisted of $8.4 million for the Series-B, $1.5 million for the Series B-1, $1.1 for the Series C and $3.4 million for the Series D redeemable convertible preferred stock. As discussed in Note 8, the dividend rights for the Series C and Series D redeemable convertible preferred stock were amended in June 2015.

7.	Common Stock Reserved for Issuance

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to effect the conversion of all outstanding shares of preferred stock (and preferred stock warrants), plus options granted and available for grant under the incentive plans.

	June 30, 2015	December 31, 2014
Conversion of outstanding Series A convertible preferred stock	252,817	252,817
Conversion of outstanding Series B redeemable convertible preferred stock	1,947,354	1,947,354
Conversion of outstanding Series B-1 redeemable convertible preferred stock	1,478,328	1,392,300
Conversion of outstanding Series C redeemable convertible preferred stock	2,493,017	2,487,770
Conversion of outstanding Series D redeemable convertible preferred stock	11,409,360	11,409,360
Outstanding preferred stock warrants	885,201	976,492
Outstanding and issued stock options	3,294,849	2,138,096
Shares reserved for future option grants	365,535	1,550,101

Total common stock reserved for issuance	22,126,461	22,154,290

PRONAI THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

8.	Convertible and Redeemable Convertible Preferred Stock

During the six months ended June 30, 2015, the Company issued 86,028 shares of Series B-1 redeemable convertible preferred stock and 5,247 shares of Series C redeemable convertible preferred stock upon the exercise of the Company’s Series B-1 and Series C preferred stock warrants.

The convertible and redeemable convertible preferred stock consists of the following:

	June 30, 2015
	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Liquidation Price Per Share	Aggregate Liquidation Preference	Redemption Value
	(in thousands, except share and per share data)
Convertible Preferred Stock:
Series A	1,843,894	224,564	$2,543	$11.324	$2,543	$—

Redeemable Convertible Preferred Stock:
Series B	13,134,880	1,752,634	42,688	12.755	22,355	42,688
Series B-1	16,283,343	1,478,328	24,596	3.742	5,532	24,596
Series C	19,812,349	2,493,017	41,493	5.865	14,621	41,493
Series D	85,000,000	11,409,360	186,332	5.728	65,359	186,332

Total redeemable convertible preferred stock	134,230,572	17,133,339	$295,109		$107,867	$295,109

Total preferred stock	136,074,466	17,357,903	$297,652		$110,410	$295,109

	December 31, 2014
	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Liquidation Price Per Share	Aggregate Liquidation Preference	Redemption Value
	(in thousands, except share and per share data)
Convertible Preferred Stock:
Series A	1,843,894	224,564	$2,543	$11.324	$2,543	$—

Redeemable Convertible Preferred Stock:
Series B	13,134,880	1,752,634	19,504	12.268	21,502	19,504
Series B-1	16,122,618	1,392,300	6,979	3.656	5,091	6,979
Series C	19,812,349	2,487,770	21,052	5.642	14,035	21,052
Series D	85,000,000	11,409,360	94,297	5.510	62,865	94,297

Total redeemable convertible preferred stock	134,069,847	17,042,064	$141,832		$103,493	$141,832

Total preferred stock	135,913,741	17,266,628	$144,375		$106,036	$141,832

On issuance, the Company’s convertible and redeemable convertible preferred stock is recorded at fair value or the amount of allocated proceeds, net of issuance costs.

The Company’s Series A convertible preferred stock (the “convertible preferred stock”) is classified outside of stockholders’ deficit because, in the event of certain “liquidation events” that are not solely within the Company’s control (including merger, acquisition, or sale of all or substantially all of the Company’s assets), the shares would become redeemable at the option of the holders. As of June 30, 2015 and December 31, 2014, the carrying value of the convertible preferred stock was the liquidation value.

PRONAI THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s Series B, B-1, C and D redeemable convertible preferred stock (collectively, the “redeemable convertible preferred stock”) is classified outside of stockholders’ deficit because the stocks contain redemption features that commence at any time on or after December 31, 2018 at the election of the Series B, B-1, C and D redeemable convertible preferred stockholders. The Company adjusts the carrying amount of the redeemable convertible preferred stock to equal the redemption value at the end of each reporting period. Due to the absence of retained earnings, adjustments to redemption value are recorded against additional paid-in capital, if any, and then to accumulated deficit. The following table sets forth the total adjustment to redemption value of each series of redeemable convertible preferred stock recognized during the following period:

Six Months Ended June 30, 2015
Redeemable Convertible Preferred Stock

Series B	$23,184
Series B-1	16,307
Series C	20,359
Series D	92,035

Total adjustment to redemption value on redeemable convertible preferred stock	$151,885

As the redemption value for the redeemable convertible preferred stock may at times be based on fair market value at each reporting date, the Company determines the fair value of the redeemable convertible preferred stock using a combination of the OPM and/or the PWERM models and as of June 30, 2015, the IPO price of the Company’s common stock. The following assumptions were used in the OPM:

	As of June 30, 2015	As of December 31, 2014
Expected term (in years)	0.9	1.2 – 2.5
Expected volatility	66%	69 – 86%
Risk-free interest rate	0.2%	0.3 – 0.6%
Expected dividend rate	—%	— %

Amendment to Dividend Rights

On June 11, 2015, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to modify the terms of the cumulative accruing dividends on the outstanding shares of the Company’s Series C and Series D redeemable convertible preferred stock. Under the terms of the amended certificate of incorporation, upon conversion of the Company’s redeemable convertible preferred stock into common stock in connection with an IPO, the Company shall pay 50% of the then accrued but unpaid accruing dividends on shares of the Series C and Series D redeemable convertible preferred stock in shares of the Company’s common stock instead of payment in cash and the remaining 50% of the then accrued but unpaid accruing dividends shall be forfeited. The settlement of the accrued but unpaid accruing dividends in shares of common stock will be at the original issue price of the Series C and Series D redeemable convertible preferred stock of $5.215 per share. The terms of the dividends payable on the Series B and Series B-1 preferred stock were not modified.

Cumulative Dividends

As of June 30, 2015, cumulative unpaid accruing dividends in arrears totaled $18.5 million and consisted of $9.3 million for the Series B, $1.7 million for the Series B-1, $1.6 million for the Series C and $5.9 million for the Series D redeemable convertible preferred stock. If an IPO had occurred as of June 30, 2015, the Company would have paid accruing dividends in the aggregate amount of $5.5 million to the Series B and B-1 redeemable convertible preferred stockholders, consisting of $4.6 million for the Series B and $0.9 million for the Series B-1 redeemable convertible preferred stockholders, and would have issued an aggregate of 716,958 shares of common stock to the Series C and D redeemable convertible preferred stockholders, consisting of 155,273 shares to the Series C and 561,685 to the Series D redeemable convertible preferred stockholders, under the terms of the June 11, 2015 amended certificate of incorporation.

Amendment to Redemption Rights

On June 11, 2015, the Company and the Michigan Strategic Fund (MSF) and the Michigan Economic Development Corporation (MEDC) entered into an amendment to equity conversion agreements previously entered into by the parties. The amendment modified the terms of the equity conversion agreements that permit the MSF and MEDC to require the Company to repurchase shares of their preferred stock in certain circumstances, referred to as “put options.” The modification to the put options (i) suspended the exercisability of the put options during the period prior to and through the completion of the IPO and (ii) further provided that the put options would expire upon the completion of the IPO. However, in the event the IPO had not been completed by December 31, 2015 or was abandoned by the Company prior to that date, the MSF and MEDC would have the right to exercise the put options for a period of 120 days following the earlier to occur of such dates.

PRONAI THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

9.	Preferred Stock Warrants

The Company classifies its preferred stock warrants as liabilities on the accompanying condensed consolidated balance sheets. As of June 30, 2015 and December 31, 2014, the preferred stock warrant liabilities were $10.6 million and $1.8 million.

The key terms of the redeemable convertible preferred stock warrants are summarized in the following table:

	Warrants Outstanding
	Warrants Outstanding June 30, 2015	Warrants Outstanding December 31, 2014	Exercise Price	Expiration
Series B preferred stock warrants	10,414	10,414	$7.45	July 31, 2018
Series B-1 preferred stock warrants	43,969	47,060	7.45	June 30, 2018
Series B-1 preferred stock warrants	663,343	746,295	2.6075	Various dates in 2016 – 2021
Series C preferred stock warrants	166,318	171,566	5.215	Various dates in 2022 – 2023

Total preferred stock warrants	884,044	975,335

The warrants are immediately exercisable in whole or in part over the term of the warrants. In the event of an IPO, all of the Company’s outstanding preferred stock warrants expire unless the warrant holders elect to exercise them prior to the IPO. During the year ended December 31, 2014, no warrants were exercised. During the three and six months ended June 30, 2015, 3,079 of the Series B-1 warrants were exercised at an exercise price of $7.45 per share, 82,949 of the Series B-1 warrants were exercised at an exercise price of $2.6075 per share and 5,247 of the Series C warrants were exercised at an exercise price of $5.215 per share, resulting in total aggregate cash proceeds to the Company of $0.3 million. Upon exercise of warrants, the fair value of the warrant liability of $1.1 million was reclassified to redeemable convertible preferred stock.

Determination of Fair Value

At each reporting date, the Company remeasures the preferred stock warrants to fair value using the OPM and/or the PWERM models with the following assumptions used in the OPM:

	As of June 30, 2015	As of December 31, 2014
Expected term (in years)	0.9	1.2 – 2.5
Expected volatility	66%	69 – 86%
Risk-free interest rate	0.2%	0.3 – 0.6%
Expected dividend rate	—%	— %
Discount for lack of marketability	11.3%	19.5 – 24.3%

The assumptions used in calculating the estimated fair market value at each reporting period represent the Company’s best estimate, however inherent uncertainties are involved. As a result, if factors or assumptions change the warrant liability, the estimated fair value could be materially different.

The Company estimates the volatility of its stock based on comparable peer public companies historical volatility. The risk-free interest rate is based on the U.S. Treasury zero-coupon bond. The expected term applied in the OPM considers both the probabilities of failure and success of the Company. Cumulative dividends associated with preferred stock are calculated as of the accrual start date of each security to the OPM maturity date.

PRONAI THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

10.	Stock-Based Compensation

In the accompanying condensed consolidated statement of operations, the Company recognized stock-based compensation expense for its employees and non-employees as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Research and development	$225	$9	$299	$18
General and administrative	195	50	301	63

Total stock-based compensation	$420	$59	$600	$81

Determination of Fair Value

The estimated grant-date fair value of all the Company’s stock-based awards was calculated using the Black-Scholes option pricing model, based on assumptions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected term (in years)	5.2 – 10.0	5.7	6.0 – 10.0	5.0 – 5.7
Expected volatility	75 – 79%	83%	75 – 81%	81 – 83%
Risk-free interest rate	1.7%	1.6%	1.5 – 1.7%	1.5 – 1.7%
Expected dividend rate	— %	—%	— %	— %

Equity Incentive Plans

2008 Plan

On June 24, 2008, the Company’s board of directors approved the 2008 Stock Plan (the “2008 Plan”) for issuance of up to 308,725 shares of common stock to be administered by the board of directors or a committee appointed by them. Amendments to the plan were approved by the board of directors to increase the authorized shares to 1,580,537 at December 31, 2013 and 4,802,013 shares as of December 31, 2014. The 2008 Plan allows for the granting of Incentive Stock Options (ISO), nonqualified stock options and stock purchase rights. The term of the plan is for the later of 10 years from the effective date of the 2008 Plan or the earlier of the most recent board or stockholder approval of an increase in the number of shares reserved for issuance under the 2008 Plan.

2005 Stock Plan

As of June 30, 2015, there were 940 awards issued and outstanding under the Company’s 2005 Plan (the “2005 Plan”). The terms of the 2005 Plan are similar to those of the 2008 Plan. On August 20, 2008, the board of directors canceled all shares available under the 2005 Plan with the intention to not issue any more shares under the plan.

PRONAI THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

A summary of activity under the 2005 Plan and 2008 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Options (in thousands)

Outstanding — December 31, 2014	1,550,101	2,138,096	$0.91	9.29	$3,153
Awards authorized	—	—
Options granted	(1,184,566)	1,184,566	5.62
Options exercised	—	(27,813)	1.00
Options cancelled	—	—	—

Outstanding — June 30, 2015	365,535	3,294,849	$2.60	9.19	$40,849

Exercisable — June 30, 2015		2,115,209	$0.92	8.81	$29,783

Vested and expected to vest — June 30, 2015		2,983,562	$2.71	9.20	$36,665

The weighted-average grant date fair values of options granted during the three and six months ended June 30, 2015 was $12.03 and $4.35 per share and during the three and six months ended June 30, 2014 was $0.41 per share. The aggregate intrinsic value of options exercised was $0 and $0.4 million for the three and six months ended June 30, 2015 and $16,000 and $0.1 million for the three and six months ended June 30, 2014. The total grant date fair value of options vested for the three and six months ended June 30, 2015 was $0.1 million and $0.2 million and during the three and six months ended June 30, 2014 was $0.1 million.

As of June 30, 2015, total unrecognized stock-based compensation related to unvested stock options was $12.8 million, net of estimated forfeitures, which the Company expects to recognize over a remaining weighted-average period of 1.92 years. Certain stock options are subject to occurrence of a performance condition.

Performance-Based Stock Option Grant

During the year ended December 31, 2014, the Company granted options to purchase 217,305 shares of common stock to an executive officer which contains both performance-based and service-based vesting criteria. Stock-based compensation associated with these performance-based stock options is recognized if the performance condition is achieved.

On January 24, 2015, the Company amended the terms of the performance-based stock options to extend the date of the performance-based milestone. As of June 30, 2015, management had concluded that the performance-based milestone was not probable of achievement. As such, no stock-based compensation was recorded during the three and six months ended June 30, 2015 related to these options. If the performance condition had been achieved as of June 30, 2015, the Company would have recorded $0.1 million in additional stock-based compensation related to these stock options.

Liability for Early Exercise of Stock Options

The 2008 Plan allows for the granting of options that may be exercised before the options have vested. In December 2014, an executive officer early exercised 103,252 stock options. In February 2015, an executive officer early exercised 13,422 stock options. On early exercise, the awards became subject to a restricted stock agreement. The shares of restricted stock granted upon early exercise of the options are subject to the same vesting provisions as the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment or services, at the price paid by the purchaser, and are not deemed to be issued for accounting purposes until those related shares vest. Accordingly, the Company has recorded the exercise proceeds of $0.1 million from the early exercise as a long-term liability in the accompanying condensed consolidated balance sheet as of June 30, 2015 and December 31, 2014. The long-term liability will be reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right has lapses. As of June 30, 2015 and December 31, 2014, 116,674 and 103,252 shares held by the employee remain unvested and subject to repurchase with an aggregate price of $0.1 million.

PRONAI THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

11.	Income Taxes

The Company did not record a provision for federal income taxes for the three and six months ended June 30, 2015 because it expects to generate a loss for the year ended December 31, 2015. The income tax expense of $1,000 and $11,000 for the three and six months ended June 30, 2015 represents foreign taxes. The Company’s deferred tax assets continue to be offset by a valuation allowance.

12.	Subsequent Events

Exercise of Preferred Stock Warrants

From July 1 to July 10, 2015, 28,699 of the Company’s Series B-1 warrants were exercised at an exercise price of $7.45 per share, 329,559 of the Series B-1 warrants were exercised at an exercise price of $2.6075 per share and 32,138 of the Series C warrants were exercised at an exercise price of $5.215 per share, resulting in total aggregate cash proceeds to the Company of $1.2 million. See Note 9.

Initial Public Offering

In connection with the IPO discussed in Note 1, the following events occurred:

•	The Company is obligated to pay $5.5 million in cumulative accrued dividends in cash to the Company’s Series B and Series B-1 redeemable convertible preferred stockholders. See Note 8.

•	An aggregate of 750,946 shares of common stock were issued to the Company’s Series C and Series D redeemable convertible preferred stockholders, in payment of $3.9 million of cumulative accrued dividends. See Note 8.

•	An aggregate of 390,680 shares of common stock were issued on the net exercise of 493,648 preferred stock warrants at the IPO price of $17 per share. See Note 9.

•	The 2015 Plan and the 2015 Employee Stock Purchase Plan, as described below, were adopted.

•	An aggregate of 365,535 shares of common stock reserved but not issued under the 2008 Plan became available for grant under the 2015 Plan.

•	The Company recorded $0.1 million in additional stock-based compensation related to the achievement of a performance-based stock option grant to an executive officer. See Note 10.

•	The Company filed its amended and restated certificate of incorporation on July 21, 2015, authorizing 500,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Adoption of 2015 Equity Incentive Plan

On July 14, 2015, the 2015 Equity Incentive Plan (the “2015 Plan”) became effective. The 2015 Plan will serve as a successor to the Company’s 2008 Stock Plan. The 2015 Plan permits the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards, cash awards and stock bonuses. The Company reserved 3,400,000 shares of common stock for issuance under the 2015 Plan, plus the remaining reserved and unissued shares under the 2008 plan on the effective date of the 2015 Plan.

Adoption of 2015 Employee Stock Purchase Plan

On July 15, 2015, the 2015 Employee Stock Purchase Plan was adopted in order to enable eligible employees to purchase shares of the Company’s common stock at a discount. Purchases will be accomplished through participation in discrete offering periods. The 2015 Employee Stock Purchase Plan will not become effective until such time as the Compensation Committee determines in the future. The Company initially reserved 700,000 shares of common stock for issuance under the 2015 Employee Stock Purchase Plan. The aggregate number of shares issued over the term of the 2015 Employee Stock Purchase Plan will not exceed 3,400,000 shares of common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2014, included in our prospectus dated July 15, 2015, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Prospectus. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this report.

Overview

We are a clinical-stage oncology company pioneering a novel class of therapeutics based on our proprietary DNA interference (DNAi) technology platform. Our vision is to be the leader in developing and commercializing a portfolio of DNAi-based therapies to deliver extraordinary therapeutic outcomes that dramatically change patients’ lives. The core of our scientific expertise is our understanding of DNAi oligonucleotides, which are rationally designed DNA sequences that modulate the transcription of oncogenes known to be involved in cancer cell survival and proliferation. Our lead DNAi product candidate, PNT2258, targets BCL2, a widely overexpressed oncogene that is an important gatekeeper of the programmed cell death process known as apoptosis and has been linked to many forms of cancer. We are pursuing a multi-faceted clinical development strategy that is designed to efficiently achieve regulatory approval and maximize the commercial opportunity of PNT2258.

We have conducted two clinical trials with PNT2258 to date: a Phase 1 safety trial in patients with relapsed or refractory solid tumors and a Phase 2 trial in patients with relapsed or refractory non-Hodgkin’s lymphoma (NHL). Having observed preliminary evidence of efficacy and tolerability, we plan to pursue a broad registration-oriented clinical development program, initially in hematologic malignancies, that we anticipate will provide the foundation of a global registration strategy for PNT2258. In December 2014, we initiated “Wolverine,” an open-label 60 patient Phase 2 trial evaluating PNT2258 for the treatment of third-line relapsed or refractory diffuse large B-cell lymphoma (DLBCL). By mid-2015, we plan to initiate “Brighton,” an open-label 50 patient Phase 2 trial evaluating PNT2258 for the treatment of Richter’s transformed chronic lymphocytic leukemia (Richter’s CLL). Richter’s CLL is a rare and aggressive form of NHL with no currently approved therapies. We plan to initiate three additional trials in 2016: in the first quarter, a Phase 2 trial of PNT2258 in combination with a therapeutic agent or treatment regimen; in the second quarter, a single-agent Phase 2 trial evaluating PNT2258’s potential in other hematological malignancies, such as acute myeloid leukemia, acute lymphoblastic leukemia and multiple myeloma; and in the third quarter, a second Phase 2 combination trial. If the efficacy data obtained in some or all of these trials are highly compelling, we plan to discuss accelerated registration paths and other regulatory designations with regulatory agencies.

Our DNAi platform technology is based on the breakthrough discovery at Wayne State University and Karmanos Cancer Institute that single-stranded DNA oligonucleotides can interact with genomic DNA in order to interfere with gene transcription. We acquired this technology and subsequently developed an algorithm that we employ for rationally designing our DNAi product candidates using bioinformatics and our understanding of gene regulatory domains. In March 2007, we entered into an exclusive license agreement with Novosom AG (Novosom) to use certain patented lipid nanoparticle (LNP) delivery technology used in PNT2258. In July 2010, the original Novosom license agreement was acquired by Marina Biotech, Inc. (Marina), but Novosom retained the right to receive all future payments related to PNT2258. In March 2012, we and Marina entered into another exclusive license agreement for the use of certain of Marina’s patented delivery technology, including LNP technology, for any of our current or future DNAi product candidates other than PNT2258. In exchange for this exclusive right, we paid Marina an upfront payment of $0.3 million and will also be required to pay Marina milestone payments of up to an aggregate of $14.5 million for each DNAi product candidate other than PNT2258 as well as low single-digit royalties on net sales for DNAi product candidates other than PNT2258. In April 2014, we entered into a license payment agreement with Novosom, pursuant to which we made a one-time payment to Novosom of $11.0 million in April 2014 and terminated the other payment obligations owed to Novosom for PNT2258 except for one remaining $3.0 million payment due upon regulatory approval of PNT2258 and a low single-digit royalty on net sales of PNT2258.

Since inception, we have devoted substantially all of our resources to research and development activities, including the clinical development of our lead product candidate, PNT2258, and providing general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. Our net losses were $15.2 million and $23.3 million for the three and six months ended June 30, 2015, respectively. As of June 30, 2015, we had an accumulated deficit of $282.4 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest significantly to further develop, and seek regulatory approval for, our lead product candidate, PNT2258;

•	invest in scaling our manufacturing capacity to support development and our global commercialization strategy;

•	continue to develop our DNAi technology platform;

•	identify and develop additional product candidates;

•	hire additional clinical, scientific and management personnel;

•	seek regulatory and marketing approvals for any product candidates that we may develop;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	acquire or in-license other drugs and technologies; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our transition to a public company.

We have funded our operations to date primarily from the issuance and sale of our convertible and redeemable convertible preferred stock and to a lesser extent, through debt financings and exercise of our preferred stock warrants. As of June 30, 2015, we had cash and cash equivalents of $15.8 million and short-term investments of $10.0 million.

On July 21, 2015, we completed the initial public offering (the “IPO”) of our common stock pursuant to a registration statement on Form S-1. In the IPO, we sold an aggregate of 9,315,000 shares of our common stock at a price of $17.00 per share. We received aggregate cash proceeds of approximately $143.6 million from the IPO, net of underwriting discounts and commissions and offering expenses.

Components of Statements of Operations

Operating Expenses

Research and Development

Research and development expenses consist primarily of the following:

•	fees or milestone payments incurred in connection with license agreements;

•	personnel-related costs, which include salaries, benefits, stock-based compensation, recruitment fees and travel costs;

•	costs associated with preclinical studies and clinical trials, regulatory activities and manufacturing activities to support clinical activities;

•	fees paid to external service providers that conduct certain research and development, clinical and manufacturing activities on our behalf; and

•	facility-related costs, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

The largest recurring component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidate. We expect our research and development expenses will increase over the next few years as we advance our development programs, pursue regulatory approval of our product candidate in the United States and other jurisdictions and prepare for potential commercialization, which will require a significant investment in costs related to contract manufacturing and inventory buildup.

General and Administrative

General and administrative expenses consist of personnel-related costs, facility-related costs, allocated expenses and professional fees for services, including legal, human resources, audit and accounting services. Personnel-related costs consist of salaries, benefits, stock-based compensation, recruitment fees and travel costs.

We expect to incur additional expenses associated with supporting our growing research and development activities, operating as a public company and other administration and professional services.

Other Income (Expense), net

Change in Fair Value of Preferred Stock Warrants

Our preferred stock warrants were classified as a liability on our consolidated balance sheets and, as such, were re-measured to fair value at each balance sheet date, with the corresponding gain or loss from the adjustment recorded in the consolidated statement of operations. Upon the completion of the IPO, the liability on the preferred stock warrants was reclassified to additional paid-in capital in stockholders’ deficit.

Other Income (Expense)

Other income (expense) primarily consists of interest earned on our cash and cash equivalents and short-term investments, as well as foreign currency exchange gains and losses. Foreign currency exchange gains and losses relate to transactions and monetary asset and liability balances denominated in currencies other than the U.S. dollar. Foreign currency gains and losses may continue to fluctuate in the future due to changes in foreign currency exchange rates.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States and federal and provincial income taxes in Canada, as well as deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

We did not record a provision for U.S. federal income taxes for the three and six months ended June 30, 2015 because we expect to generate a loss for the year ended December 31, 2015. Our tax expense to date related to federal and provincial income taxes in Canada. Our deferred tax assets continue to be offset by a valuation allowance.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

	Three Months Ended June 30,		Change
	2015	2014	$
	(In thousands)
Operating expenses:
Research and development	$4,738	$12,717	$(7,979)
General and administrative	1,874	791	1,083

Total operating expenses	6,612	13,508	(6,896)

Loss from operations	(6,612)	(13,508)	6,896
Other income (expense), net:
Change in fair value of preferred stock warrants	(8,630)	(347)	(8,283)
Other income (expense)	(6)	31	(37)

Total other income (expense), net	(8,636)	(316)	(8,320)

Loss before provision for income taxes	(15,248)	(13,824)	(1,424)
Provision for income tax	1	—	1

Net loss	$(15,249)	$(13,824)	$(1,425)

Research and Development

Research and development expenses decreased $8.0 million, from $12.7 million for the three months ended June 30, 2014 to $4.7 million for the three months ended June 30, 2015. The decrease was primarily due to a one-time $11.0 million milestone payment that was made to Novosom during the three months ended June 30, 2014 partially offset by a $3.0 million increase in research and development expenses incurred during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The offsetting $3.0 million increase in research and development expenses was primarily due to a $1.6 million increase in costs related to the continuation of our PNT2258 clinical trials and a $1.4 million increase in personnel-related costs due mainly to increased headcount.

General and Administrative

General and administrative expenses increased $1.1 million, from $0.8 million for the three months ended June 30, 2014 to $1.9 million for the three months ended June 30, 2015. The increase was primarily due to a $0.5 million increase in personnel-related costs associated mainly with increased headcount and a $0.3 million increase in accounting, consulting, legal and other professional fees incurred in connection with our preparation to become a public company.

Change in Fair Value of Preferred Stock Warrants

The change in the fair value of our preferred stock warrants increased $8.3 million, from $0.3 million for the three months ended June 30, 2014 to $8.6 million for the three months ended June 30, 2015. The increase in the fair value of our preferred stock warrants was directly attributable to the increase in the fair value of the underlying stock as a result of our progress towards an IPO during the three months ended June 30, 2015.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

	Six Months Ended June 30,		Change
	2015	2014	$
	(In thousands)
Operating expenses:
Research and development	$10,034	$14,544	$(4,510)
General and administrative	3,315	1,284	2,031

Total operating expenses	13,349	15,828	(2,479)

Loss from operations	(13,349)	(15,828)	2,479
Other income (expense), net:
Change in fair value of preferred stock warrants	(9,956)	(496)	(9,460)
Other income (expense)	19	33	(14)

Total other income (expense), net	(9,937)	(463)	(9,474)

Loss before provision for income taxes	(23,286)	(16,291)	(6,995)
Provision for income taxes	11	—	11

Net loss	$(23,297)	$(16,291)	$(7,006)

Research and Development

Research and development expenses decreased $4.5 million, from $14.5 million for the six months ended June 30, 2014 to $10.0 million for the six months ended June 30, 2015. The decrease was primarily due to a one-time $11.0 million milestone payment that was made to Novosom during the six months ended June 30, 2014 partially offset by a $6.5 million increase in research and development expenses incurred during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The offsetting $6.5 million increase in research and development expenses was primarily due to a $2.3 million increase in personnel-related costs due mainly to increased headcount, a $2.5 million increase in costs related to the continuation of our PNT2258 clinical trials and a $1.2 million increase due to the third-party manufacturing costs for the manufacture of PNT2258.

General and Administrative

General and administrative expenses increased $2.0 million, from $1.3 million for the six months ended June 30, 2014 to $3.3 million for the six months ended June 30, 2015. The increase was primarily due to a $1.2 million increase in personnel-related costs associated with increased headcount and a $0.5 million increase in accounting, consulting, legal and other professional fees incurred in connection with our preparation to become a public company.

Change in Fair Value of Preferred Stock Warrants

The change in the fair value of our preferred stock warrants increased $9.5 million, from $0.5 million for the six months ended June 30, 2014 to $10.0 million for the six months ended June 30, 2015. The increase in the fair value of our preferred stock warrants was directly attributable to the increase in the fair value of the underlying stock as a result of our progress towards an IPO during the six months ended June 30, 2015.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have never generated revenue and have incurred significant net losses. Our net losses for the three and six months ended June 30, 2015 were $15.2 million and $23.3 million and for the three and six months ended June 30, 2014 were $13.8 million and $16.3 million. As of June 30, 2015, we have an accumulated deficit of $282.4 million. Our principal sources of liquidity as of June 30, 2015, were cash and cash equivalents totaling $15.8 million and short-term investments totaling $10.0 million. As of June 30, 2015, we did not have any outstanding borrowings or any debt arrangements.

Pursuant to our IPO in July 2015, we sold 9,315,000 shares of common stock for approximately $143.6 million in net proceeds.

We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest significantly to further develop, and seek regulatory approval for, our lead product candidate, PNT2258;

•	invest in scaling our manufacturing capacity to support development and our global commercialization strategy;

•	continue to develop our DNAi technology platform;

•	identify and develop additional product candidates;

•	hire additional clinical, scientific and management personnel;

•	seek regulatory and marketing approvals for any product candidates that we may develop;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	acquire or in-license other drugs and technologies; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our transition to a public company.

To fund our current operating plans, we will need to raise additional capital. Our existing cash and cash equivalents and short-term investments, will not be sufficient for us to complete development of our lead product candidate and, if applicable, to prepare for commercializing any product candidate that may receive approval. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities; however, we believe that our existing cash and cash equivalents, including the net proceeds from our IPO, and short-term investments will be sufficient to fund our current operating plans through at least the next 18 months. We cannot assure that we will ever be profitable or generate positive cash flow from operating activities. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts.

We plan to continue to fund our current operating plans needs through equity financings or other arrangements. To the extent that we raise additional capital through future equity financings, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. There can be no assurance that such additional financing, if available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, we would need to reevaluate our future operating plans.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2015	2014
	(In thousands)

Cash used in operating activities	$(12,235)	$(14,932)
Cash used in investing activities	(422)	(12)
Cash (used in) provided by financing activities	(697)	58,595

Net (decrease) increase in cash	$(13,354)	$43,651

Cash Flows from Operating Activities

For the six months ended June 30, 2015, cash used in operating activities of $12.2 million was attributable to a net loss of $23.3 million, partially offset by $10.6 million in non-cash charges and a net change of $0.5 million in our net operating assets and liabilities. The non-cash charges consisted primarily of $10.0 million for the change in fair value of our preferred stock warrants and $0.6 million in stock-based compensation. The change in operating assets and liabilities was primarily attributable to an increase in our accounts payable due to an increase in costs.

For the six months ended June 30, 2014, cash used in operating activities of $14.9 million was attributable to a net loss of $16.3 million partially offset by $0.6 million in non-cash charges and a net change of $0.8 million in our net operating assets and liabilities. Non-cash charges consisted primarily of a $0.5 million change in the fair value of our preferred stock warrants and $0.1 million in stock-based compensation. The change in operating assets and liabilities was primarily attributable to an increase in our accounts payable related to research and development costs.

Cash Flows from Investing Activities

For the six months ended June 30, 2015, cash used in investing activities related to purchases of property and equipment and cash transferred to a restricted cash account as collateral for our corporate credit cards and facility lease.

For the six months ended June 30, 2014, cash used in investing activities related to purchases of property and equipment.

Cash Flows from Financing Activities

For the six months ended June 30, 2015, cash used in financing activities was $0.7 million, consisting of the payment of $1.0 million in deferred offering costs, partially offset by $0.3 million in cash proceeds from the exercise of redeemable convertible preferred stock warrants.

For the six months ended June 30, 2014, cash provided by financing activities was $58.6 million consisting, of $57.5 million in net proceeds received from the issuance of our Series C and Series D redeemable convertible preferred stock and a $1.2 million repayment of the stock subscription receivable relating to our December 2013 closing of our Series C redeemable convertible preferred stock, partially offset by the payment of $0.1 million in deferred offering costs.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of June 30, 2015, which represent material expected or contractually committed future obligations.

	Payments Due by Period
Contractual Obligations:	Remainder of 2015	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Clinical obligations(1)	$2,025	$10,217	$255	$—	$12,497
Operating lease obligations(2)	133	638	53	—	824

Total contractual obligations(3)	$2,158	$10,855	$308	$—	$13,321

(1)	Reflects payments we are required to make pursuant to clinical agreements relating to the Wolverine and Brighton clinical trials.
(2)	Reflects payments we are required to make under an operating lease agreement (utilizing an exchange rate for the conversion of Canadian dollars into U.S. dollars of $0.80, based on the daily noon rate on June 30, 2015 quoted by the Bank of Canada).
(3)	We are required to pay cumulative unpaid accruing dividends to our Series B, Series B-1, Series C and Series D redeemable convertible preferred stock upon the earliest to occur of (i) the date determined by our board of directors; (ii) the liquidation of our company in a deemed liquidation event; or (iii) on the conversion or redemption of at least a majority of the outstanding shares of our Series B, Series B-1, Series C and Series D redeemable convertible preferred stock. As of June 30, 2015, cumulative but unpaid accruing dividends in arrears were $18.5 million. If an IPO had occurred as of June 30, 2015, we would have been required to pay an aggregate amount of $5.5 million to the Series B and B-1 redeemable convertible preferred stockholders, consisting of $4.6 million for the Series B and $0.9 million for the Series B-1 redeemable convertible preferred stockholders, and would have issued an aggregate of 716,958 shares of common stock to the Series C and D redeemable convertible preferred stockholders, consisting of 155,273 shares to the Series C and 561,685 to the Series D redeemable convertible preferred stockholders, under the terms of the amended certificate of incorporation. As we were unable to reliably estimate the timing of the payment of these dividends to the holders of our Series B, Series B-1, Series C and Series D redeemable convertible preferred stock as of June 30, 2015, we excluded the cumulative but unpaid dividends from the preceding table.

In the event we receive regulatory authority approval of PNT2258, we are required to pay Novosom a $3.0 million milestone payment. This milestone payment has been excluded from the table above as we are unable to reliably estimate the timing of the future payment.

Off-Balance Sheet Arrangements

We do not currently engage in off-balance sheet financing arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structure finance entities.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that the assumptions and estimates associated with stock-based compensation, preferred stock warrant liabilities and income taxes have the most significant impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in our prospectus filed on July 16, 2015 with the SEC, except for the determination of the fair value of our common stock, which was used in estimating the fair value of stock-based awards at grant date. Prior to IPO, our stock was not publicly traded, therefore we estimated the fair value of our common stock as discussed in the prospectus. Following our IPO, we established a policy, using the closing sale price per share of our common stock as quoted on the NASDAQ Global Market on the date of grant for purposes of determining the exercise price per share of our share-based awards to purchase common stock.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities and foreign currency risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $15.8 million as of June 30, 2015, which consisted primarily of bank deposits and money market funds. In addition, we also had short-term investments of $10.0 million as of June 30, 2015. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents or short-term investments have significant risk of default or illiquidity. While we believe our cash and cash equivalents and short-term investments do not contain excessive risk, we cannot provide absolute assurance that in the future our short-term investments will not be subject to adverse changes in market value.

Foreign Currency Risk

Our consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A substantial majority of our expenses are denominated in U.S. Dollars, with the remainder in Canadian Dollars. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have a material impact on our operating loss.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, and the remediation of the material weakness identified in our internal control over financial reporting as of December 31, 2014, as described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures.

Remediation Efforts on Previously Identified Material Weakness

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2013 and 2014, our independent registered public accounting firm identified a material weakness in our internal control over financial reporting with respect to having sufficiently qualified accounting personnel to account for unusual and complex transactions in a timely manner, provide for the appropriate segregation of duties, review financial reporting data and account reconciliation, and perform a formal risk assessment for our company.

We have implemented changes to our disclosure controls and procedures and internal control over financial reporting to remediate the material weakness identified above. We have strengthened the operation of our internal controls over the accounting for non-routine, complex transactions, including increasing the depth and experience within our accounting and finance organization, as well as designing and implementing improved processes and internal controls to identify such matters. We have hired additional personnel to build our financial management and reporting infrastructure, including a Chief Financial Officer. We believe that the remediation initiative outlined above was sufficient to remediate the material weakness in internal control over financial reporting as discussed above, however, the material weakness will not be considered remediated until the applicable internal controls operate for a sufficient period of time and management has concluded, through testing, that these controls are consistently operating effectively. Neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. In light of the material weakness that was identified as a result of the limited procedures performed, we believe that it is possible that, had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses or significant control deficiencies may have been identified.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this report, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

We are a clinical-stage oncology company with a limited operating history. Since inception, we have incurred significant operating losses. Our net losses were $23.9 million for the year ended December 31, 2014 and $23.3 million for the six months ended June 30, 2015. As of June 30, 2015, we had an accumulated deficit of $282.4 million. Investment in oncology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue the development of our lead product candidate, PNT2258, further research and develop our DNAi technology platform, seek to identify additional product candidates, seek regulatory approval, prepare for potential commercialization and operate as a public company.

Even if we succeed in commercializing PNT2258 or any future product candidates we may develop, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

Our business is highly dependent on the success of our only clinical product candidate, PNT2258. If we are unable to successfully develop, obtain regulatory approval for and commercialize PNT2258, or experience significant delays in doing so, our business will be materially harmed.

Our business and future success depends on our ability to successfully develop, obtain regulatory approval for and commercialize our only clinical product candidate, PNT2258, which is at an early stage of development. We have invested significant effort and financial resources in the research and development of PNT2258, and PNT2258 will require significant additional clinical testing before we can seek regulatory approval and potentially launch commercial sales. Further development of PNT2258 will require additional clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales, if approved.

We cannot commercialize product candidates in the United States without first obtaining regulatory approval for the product candidates from the U.S. Food and Drug Administration (FDA). Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from similar regulatory authorities outside of the United States, such as the European Medicines Agency in Europe. Even if PNT2258 or another product candidate were to be approved by the FDA and non-U.S. regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for PNT2258 in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development, marketing or commercialization of PNT2258 or any other product candidate that we may discover, in-license, develop or acquire in the future. Furthermore, even if we obtain regulatory approval for PNT2258, we will still need to develop a commercial organization, or collaborate with a third party for the commercialization of PNT2258, establish commercially viable pricing and obtain approval for coverage and adequate reimbursement from third parties, including government payors. If we are unable to successfully commercialize PNT2258, we may not be able to generate sufficient revenues to continue our business.

In addition, because we are developing other product candidates based on technology substantially similar to the technology on which PNT2258 is based, if PNT2258 encounters safety or efficacy problems, developmental delays or regulatory issues or other problems, our development plans and business may be significantly harmed.

We are very early in our development efforts and have only one product candidate in clinical development, which has only been tested in a limited number of patients. If we are unable to successfully develop and commercialize product candidates or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts and have only one product candidate, PNT2258, in clinical development. PNT2258 has only been tested in a limited number of patients, and the results of completed preclinical studies and early-stage clinical trials may not be indicative of the results from future clinical trials with a larger number of enrolled patients. The success of PNT2258 and any future product candidates that we may develop will depend on several factors, including the following:

•	completion of preclinical studies with positive results;

•	successful enrollment in, and completion of, clinical trials with positive results;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishment of commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	effective patent and trade secret protection and regulatory exclusivity;

•	establishment of a commercial sales team, if and when approved, whether alone or in collaboration with others;

•	acceptance, if and when approved, by patients, the medical community and third-party payors;

•	coverage and adequate reimbursement by third-party payors, including government payors;

•	our ability to compete with other therapies;

•	continued acceptable safety profile following approval;

•	enforcement of intellectual property rights and claims;

•	achievement of desirable medicinal properties for the intended indications; and

•	effective growth of an organization of scientists and business people who can develop and commercialize the products, if approved, and technology.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize PNT2258 or other product candidates that we may develop, which would materially harm our business.

If clinical trials of PNT2258 or future product candidates that we may develop fail to demonstrate safety and efficacy or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of PNT2258 or future product candidates.

In December 2014, we initiated Wolverine, an open-label 60 patient Phase 2 trial evaluating single-agent PNT2258 for the treatment of third-line relapsed or refractory diffuse large B-cell lymphoma (DLBCL). By mid-2015, we plan to initiate Brighton, an open-label 50 patient Phase 2 trial evaluating single-agent PNT2258 for the treatment of Richter’s transformed chronic lymphocytic leukemia (Richter’s CLL). We plan to initiate three additional trials in 2016: in the first quarter, a Phase 2 trial of PNT2258 in combination with a therapeutic agent or treatment regimen; in the second quarter, a single-agent Phase 2 trial evaluating PNT2258’s potential in other hematological malignancies, such as acute myeloid leukemia, acute lymphoblastic leukemia and multiple myeloma; and in the third quarter, a second Phase 2 combination trial. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We cannot, therefore, guarantee that we will be successful in obtaining the required efficacy and safety profile from the performance of any of our clinical programs. A failure of one or more clinical trials can occur at any stage of testing.

Before obtaining marketing approval from regulatory authorities, including the FDA, for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans and an acceptable risk/benefit profile. The risk/benefit profile for product approval may include not only the ability to show tumor shrinkage, but also adequate duration of response, a delay in the progression of the disease or an improvement in survival. For example, response rates from the use of our product candidates will likely not be sufficient to obtain regulatory approval unless we can also show an adequate duration of response.

The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. To date, we have only obtained results from Phase 1 and Phase 2 clinical trials that are uncontrolled, involve small sample sizes and are of shorter duration than would be required for regulatory approval. Data from these clinical trials and our preclinical studies should not be relied upon as evidence that later or larger-scale, controlled clinical trials will succeed. For example, although the results from our Phase 2 trial of PNT2258 in patients with relapsed or refractory NHL characterized stable disease (SD) as providing evidence of anti-tumor activity, the FDA generally does not consider SD to provide a direct measure of anti-tumor activity. Accordingly, SD will likely not be a component of the primary efficacy endpoint of overall response rate of any pivotal trials necessary to obtain regulatory approval. There may be other reasons why our early clinical trials are not predictive of later clinical trials. For example, we have not discussed the design, including sample size, trial arms, duration and endpoints, or any results, of our completed, ongoing or planned clinical trials with the FDA, and thus we may not have the benefit of the FDA’s current thinking on trial designs. In addition, the results of clinical trials in one set of patients or line of treatment may not be predictive of those obtained in other clinical trials, and protocols may need to be revised based on unexpected early results.

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and even if the trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. To the extent that the results of our trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	regulators or institutional review boards (IRBs) may not authorize us or our investigators to initiate a clinical trial or conduct a clinical trial at a prospective trial site;

•	government or regulatory delays and changes in regulatory requirements, policy and guidelines;

•	delays in reaching or failure to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and contract research organizations (CROs), or failure by such CROs or trials sites to carry out the clinical trial in accordance with the terms of our agreements with them;

•	negative or inconclusive results of clinical trials;

•	decision by us to conduct additional clinical trials or abandon product development programs;

•	a higher number of patients required for clinical trials, slower than expected enrollment, greater than expected competition for patients or higher than expected drop out rates;

•	clinical sites electing to terminate their participation in one of our clinical trials, which would likely have a detrimental effect on subject enrollment;

•	failure of third-party contractors to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols;

•	suspension or termination of clinical trials for various reasons, including unacceptable health risks;

•	imposition of a clinical hold for safety reasons or following an inspection of our clinical trial operations or site by the FDA or other regulatory authorities;

•	greater than expected cost of clinical trials;

•	insufficient supply or quality of product candidates or other materials necessary to conduct clinical trials;

•	undesirable side effects or other unexpected characteristics of our product candidates, causing us or our investigators, regulators or IRBs to suspend or terminate the trials; and

•	revision of legal or regulatory requirements for approving our product candidates.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our product candidates;

•	not obtain marketing approval at all;

•	obtain marketing approval in some countries and not in others;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;

•	be subject to additional post-marketing testing requirements; or

•	have the product removed from the market after obtaining marketing approval.

If the efficacy data obtained in some or all of our PNT2258 clinical trials are highly compelling, we plan to discuss accelerated registration paths and other regulatory designations with regulatory agencies. If we pursue, and ultimately obtain, accelerated approval from FDA for PNT2258 based on a surrogate endpoint, the FDA would require us to conduct a confirmatory trial to verify the predicted clinical benefit and additional safety studies. The results from the confirmatory trial may not support the clinical benefit, which would result in the approval being withdrawn. Moreover, the FDA may withdraw approval of a product approved under the accelerated approval pathway if, for example:

•	the clinical trial or trials required to verify the predicted clinical benefit of the product candidate fail to verify such benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug;

•	other evidence demonstrates that the product candidate is not shown to be safe or effective under the conditions of use;

•	we fail to conduct any required post-approval trials with due-diligence; or

•	we disseminate false or misleading promotional materials relating to the relevant product or product candidate.

Product development costs will also increase if we experience delays in testing or marketing approvals. We do not know whether any clinical trials will continue as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could allow our competitors to bring products to market before we do and could impair our ability to successfully commercialize our product candidates, any of which may harm our business and results of operations.

If we fail to obtain additional capital, we may be unable to complete the development and commercialization of PNT2258 or any future product candidates.

We have used substantial funds to develop our DNAi technology platform and PNT2258. We expect to continue to spend substantial amounts to further advance PNT2258 in clinical development, scale up manufacturing related to PNT2258, develop our DNAi technology platform, identify and develop additional product candidates, seek regulatory approvals for our product candidates, establish a commercial sales force and manufacture and market products, if any, that are approved for commercial sale. We also incur significant additional compliance and administrative costs as a result of operating as a public company. While we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our current operating plans through at least the next 18 months, which we expect will allow us to achieve clinical data read-outs for our Wolverine and Brighton Phase 2 trials, we anticipate that we will need additional funding for the completion of these and our other planned clinical trials.

Our future capital requirements will depend on many factors, including:

•	the progress and results of our current and planned clinical trials of PNT2258;

•	the scope, progress, results and costs of product candidate discovery, preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the costs, timing and outcome of regulatory review of PNT2258 and any future product candidates;

•	the costs of future commercialization activities, including drug sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator;

•	our ability to establish and maintain collaborations on favorable terms, if at all;

•	the success of any collaborations that we may enter into with third parties;

•	the extent to which we acquire or in-license other drugs and technologies;

•	the timing and amount of milestone and royalty payments;

•	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our drug candidates receive marketing approval; and

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve drug sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of PNT2258, if approved, which we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of PNT2258 or other research and development initiatives. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

•	the number of clinical trials for other product candidates in the same therapeutic area that are currently in clinical development, and our ability to compete with such trials for patients and clinical trial sites;

•	the patient eligibility criteria defined in the protocol;

•	the size of the patient population, particularly in Richter’s CLL, which has a very small patient population;

•	the risk that disease progression will result in death before the patient can enroll in clinical trials or before the completion of any clinical trials in which the patient is enrolled;

•	the proximity and availability of clinical trial sites for prospective patients;

•	the design of the trial;

•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•	our ability to obtain and maintain patient consents; and

•	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

Our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates. This competition will reduce the number and types of patients and qualified clinical investigators available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors or clinical trial sites may not allow us to conduct our clinical trial at such site if competing trials are already being conducted there. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. We may also encounter difficulties finding a clinical trial site at which to conduct our trials. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, radiation and monoclonal antibodies, rather than enroll patients in any one of our clinical trials.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our planned clinical trials, which could prevent completion of these clinical trials and adversely affect our ability to advance the development of PNT2258 or any future product candidates we may develop.

The manufacture of our DNAi product candidates is complex and we may encounter difficulties in production, particularly with respect to process development or scaling up of our manufacturing capabilities. If our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

Our DNAi product candidates comprise formulations of DNAi oligonucleotides encapsulated in LNPs, and the process of manufacturing our products is complex, highly-regulated and subject to many risks. As a result of these complexities, the cost to manufacture oligonucleotides and LNPs, and our DNAi product candidates in particular, is generally higher than traditional small molecule chemical compounds. As product candidates are developed through preclinical to late stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

Currently, our PNT2258 product candidate is manufactured using an unoptimized process by third-party manufacturers. Although we are working to develop a commercially viable manufacturing process, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale up, process reproducibility, stability issues, lot consistency and timely availability of reagents or raw materials.

We may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods and have an adverse effect on our business, financial condition, results of operations and growth prospects.

Our reliance on third-party manufacturing partners may cause our supply of research and development, preclinical and clinical development materials to become limited or interrupted or fail to be of satisfactory quantity or quality.

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacture of PNT2258 and any future potential product candidates that we may develop for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We have engaged third-party manufacturers to obtain lipids, PNT100 and other raw materials and consumables necessary for the manufacture of PNT2258.

We have a long-term supply arrangement in place with the manufacturer of two of the four lipids needed to manufacture PNT2258. The other two lipids and PNT100 are obtained from different manufacturers on a purchase order basis. Over time, we intend to enter into long-term supply and quality agreements with the manufacturers of these materials.

We may be unable to establish further agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for sufficient quantity and quality;

•	the possible breach of the manufacturing agreement by the third party;

•	failure to manufacture our product according to our specifications;

•	failure to manufacture our product according to our schedule or at all;

•	misappropriation of our proprietary information, including our trade secrets and know-how;

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and

•	reliance on the third party for regulatory compliance, quality assurance and safety reporting.

Third-party manufacturers may not be able to comply with current good manufacturing practices (cGMPs) regulations or similar regulatory requirements outside the United States, which are FDA requirements for ensuring product quality control. Our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, although we are not involved in the day-to-day operations of our contract manufacturers, we are ultimately responsible for ensuring that our products and product candidates are manufactured in accordance with cGMPs. Therefore, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, quality control and quality assurance. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or approved products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.

Any performance failure on the part of our existing or future manufacturers, or any interruption or poor yield or quality of manufactured materials, could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

If our third-party manufacturers use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages. Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials, by our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

Thus, our current and anticipated future dependence upon others for the manufacture of our product candidates or medicines may adversely affect our clinical development timeline, our future profit margins or our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

We have conducted two clinical trials with PNT2258 to date: a Phase 1 safety trial in patients with relapsed or refractory solid tumors and a Phase 2 trial in patients with relapsed or refractory non-Hodgkin’s lymphoma (NHL). PNT2258 was considered to be well tolerated by the investigators in these trials, with most adverse events (AEs) of mild to moderate designation. However, we have not discussed with the FDA, and the FDA may not agree with, our current or any future assessment of the side-effect or safety profile of PNT2258 in these or other indications. In addition, because PNT2258 has been tested as monotherapy in relatively small patient populations and for limited durations to date, additional side effects may be observed as its development progresses, including in any combination trials that we may conduct in the future. Furthermore, given that some of the patients in our clinical trials may continue therapy until disease progression, we may observe additional side effects with extended dosing, and it may be difficult to distinguish such AEs from symptoms of disease progression. Given the similar chemistries underlying PNT2258 and our other potential DNAi product candidates, it is possible their observed safety profiles may be similar.

Undesirable side effects caused by any of our product candidates could cause us, IRBs, our CROs, the FDA or other regulatory authorities to interrupt, delay or discontinue clinical trials and could result in the denial of regulatory approval by the FDA or other non-U.S. regulatory authorities for any or all targeted indications. This, in turn, could prevent us from commercializing our product candidates and generating revenues from their sale. In addition, if any of our products cause serious or unexpected side effects or are associated with other safety risks after receiving marketing approval, a number of potential significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of this product;

•	we may be required to recall the product, change the way it is administered, conduct additional clinical trials or change the labeling of the product;

•	the product may be rendered less competitive and sales may decrease;

•	our reputation may suffer generally both among clinicians and patients;

•	regulatory authorities may require certain labeling statements, such as warnings or contraindications or limitations on the indications for use, or impose restrictions on distribution in the form of a Risk Evaluation and Mitigation Strategy (REMS) in connection with approval, if any; or

•	we may be required to change the way the product is administered or conduct additional clinical trials.

We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants or if preliminary data demonstrate that our product candidates are unlikely to receive regulatory approval or unlikely to be successfully commercialized.

Any one or a combination of these events could prevent us from obtaining approval and achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product, which in turn could delay or prevent us from generating significant revenues from the sale of the product.

The market may not be receptive to PNT2258 or any future product candidates that we may develop, which are based on a novel therapeutic modality, and we may not generate any future revenue from the sale or licensing of product candidates.

Even if approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and otherwise accepted in the market. PNT2258 is based on new technologies and unproven therapeutic approaches. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a treatment based on DNAi technology, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, PNT2258 or any future product candidates developed by us. Market acceptance of our product candidates, if approved, will depend on, among other factors:

•	the timing of our receipt of any marketing and commercialization approvals;

•	the terms of any approvals and the countries in which approvals are obtained;

•	the safety and efficacy of our product candidates;

•	the prevalence and severity of any adverse side effects associated with our product candidates;

•	limitations or warnings contained in any labeling approved by the FDA or other regulatory authority;

•	relative convenience and ease of administration of our product candidates;

•	the success of our physician education programs;

•	the availability of adequate government and third-party payor coverage and reimbursement;

•	the pricing of our products, particularly as compared to alternative treatments; and

•	availability of alternative effective treatments for the disease indications our product candidates are intended to treat and the relative risks, benefits and costs of those treatments.

With our focus on emerging DNAi technology, these risks may increase to the extent the space becomes more competitive or less favored in the commercial marketplace.

Additional risks apply in relation to any disease indications we pursue that are classified as rare diseases and that may allow for orphan drug designation by regulatory agencies in major commercial markets. For example, we are developing PNT2258 for the treatment of DLBCL, an aggressive form of NHL, for which we may seek orphan drug designation from the FDA. Because of the small patient population for a rare disease, if pricing is not approved or accepted in the market at an appropriate level for an approved product with orphan drug designation, such drug may not generate enough revenue to offset costs of development, manufacturing, marketing and commercialization despite any benefits received from the orphan drug designation, such as market exclusivity, assistance in clinical trial design or a reduction in user fees or tax credits related to development expense.

Because our product candidates are based on new technology, we expect that they will require extensive research and development and have substantial manufacturing and processing costs. In addition, costs to treat patients with DLBCL and Richter’s CLL can be significant. Accordingly, our clinical trial costs are likely to be significantly higher than for more conventional therapeutic technologies or products. In addition, our proposed product candidates involve several complex and costly manufacturing and processing steps, the costs of which will be borne by us.

Market size is also a variable in disease indications not classified as rare. Our estimates regarding potential market size for any indication may be materially different from what we discover to exist at the time we commence commercialization, if any, for a product, which could result in significant changes in our business plan and have a material adverse effect on our business, financial condition, results of operations and prospects.

We rely and will rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We depend and will depend upon independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners to conduct our preclinical and clinical trials under agreements with us. We expect to have to negotiate budgets and contracts with CROs and trial sites, which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good clinical practices (cGCPs), which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP regulations. In addition, our clinical trials must be conducted with drug product produced under cGMPs. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

We may be required to suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed.

Regulatory agencies, IRBs or data safety monitoring boards may at any time recommend the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. Clinical trials must be conducted in accordance with cGCPs, or other applicable foreign government guidelines. Clinical trials are subject to oversight by the FDA, other foreign governmental agencies and IRBs at the study sites where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced in accordance with applicable cGMPs. Clinical trials may be suspended by the FDA, other foreign governmental agencies, or us for various reasons, including:

•	deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;

•	deficiencies in the clinical trial operations or trial sites;

•	the product candidate may have unforeseen adverse side effects;

•	deficiencies in the trial design necessary to demonstrate efficacy;

•	fatalities or other AEs arising during a clinical trial due to medical problems that may not be related to clinical trial treatments;

•	the product candidate may not appear to be more effective than current therapies; or

•	the quality or stability of the product candidate may fall below acceptable standards.

Although we have never been asked by a regulatory agency, IRB or data safety monitoring board to temporarily or permanently discontinue a clinical trial, if we elect or are forced to suspend or terminate a clinical trial of any other of our product candidates, the commercial prospects for that product will be harmed and our ability to generate product revenue from that product may be delayed or eliminated. Furthermore, any of these events could prevent us or our partners from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing our product candidates and impair our ability to generate revenue from the commercialization of these products either by us or by our collaboration partners.

We face significant competition from other oncology companies, and our operating results will suffer if we fail to compete effectively.

The oncology industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

If PNT2258 is approved for DLBCL or Richter’s CLL, as the case may be, it will compete with existing therapies and currently marketed drugs, including the following:

•	DLBCL. The initial therapy for DLBCL typically consists of multi-agent cytotoxic drugs in combination with the monoclonal antibody rituximab. In patients with DLBCL who are not elderly and who have good organ function, high dose chemotherapy with stem cell transplantation is often used. Newer targeted agents such as the BTK inhibitor ibrutinib and the immunomodulatory drug lenalidomide have shown activity in the ABC subtype of DLBCL. There are also a number of other widely used anti-cancer agents that have broad labels that include NHL, and some of these are being evaluated alone or in combination for the treatment of patients with DLBCL that have relapsed after several different types of chemotherapy. Certain monoclonal antibodies similar to rituximab are also being evaluated in relapsed DLBCL. Other oncology companies that have developed or are currently developing treatment for patients with DLBCL include Abbvie Inc., Bellicum Pharmaceuticals, Inc., Celgene Corporation, Epizyme, Inc., Juno Therapeutics, Inc., Karyopharm Therapeutics Inc., Kite Pharma, Inc., Novartis AG and Pharmacyclics, Inc.

•	Richter’s CLL. Although there are no specific therapies approved to treat Richter’s CLL, multi-agent cytotoxic drugs in combination with rituximab is typically used as a first-line treatment. To our knowledge, Karyopharm Therapeutics Inc. is the only other company with an active trial focused specifically on Richter’s CLL.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial and other resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the oncology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or that may be necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may develop. Our competitors also may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic drugs. If we fail to complete effectively, our business and operating results would be harmed.

We currently have no marketing and sales organization and have no experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.

We currently have no sales, marketing or distribution capabilities and have no experience in marketing products. If one of our product candidates is approved for sale, we intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other oncology companies to recruit, hire, train and retain marketing and sales personnel.

If we are unable or decide not to establish internal sales, marketing and distribution capabilities, we will pursue collaborative arrangements regarding the sales and marketing of our products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

We cannot assure you that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or overseas.

We may seek orphan drug designation for the use of PNT2258 to treat DLBCL, Richter’s CLL and other rare indications. We may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting a new drug application (NDA) and entitles the sponsor to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

If a product candidate that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our drug candidates receives orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product.

We may seek orphan drug designation for the use of PNT2258 to treat DLBCL, Richter’s CLL or other rare indications. We may never obtain orphan drug designation for any indications. Even if we obtain orphan drug designation, we will not obtain exclusive marketing rights in the United States if we are not the first sponsor to obtain approval for the candidate for the orphan designated indication. In addition, exclusive marketing rights in the United States may be limited or lost if we seek approval for an indication broader than the orphan designated indication, if the FDA later determines that the request for designation was materially defective, if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a second product containing the same active moiety for the same orphan condition is demonstrated to be clinically superior to our product.

A fast track designation by the FDA may not lead to faster development, regulatory review or approval process.

We may seek fast track designation for some applications of PNT2258. If a product candidate is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the product candidate sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receipt of fast track designation does not assure ultimate marketing approval from the FDA. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

A breakthrough therapy designation by the FDA for any application of PNT2258 may not lead to faster development, regulatory review or approval process, and it does not increase the likelihood that PNT2258 will receive marketing approval.

We may seek a breakthrough therapy designation for some applications of PNT2258. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor may help identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective or less effective control regimens. Product candidates designated as breakthrough therapies by the FDA are also eligible for accelerated approval if the relevant criteria are met.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe an application of PNT2258 meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures, and does not assure ultimate approval by the FDA. In addition, even if PNT2258 qualifies as a breakthrough therapy, the FDA may later decide that it no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

We may be unable to identify the regulatory regions of other cancer and disease-related genes and may not develop additional product candidates.

One of our strategies is to leverage our DNAi technology platform to generate a pipeline of product candidates that modulate the transcription of oncogenes known to be involved in cancer and potentially genes implicated in other diseases. We may be unable to identify the regulatory regions of other cancer and disease genes, and if we do, we may be unsuccessful in developing a product candidate that inhibits transcription or effectively provides therapeutic treatment. Even if our research programs initially show promise in targeting other genes and identifying potential product candidates, they may ultimately fail to yield product candidates for clinical development. Developing, obtaining regulatory approval and commercializing additional product candidates will require substantial additional funding and is prone to the risks of failure inherent in the development of therapeutic treatments. We cannot provide you any assurance that we will be able to successfully advance any potential future product candidates through the development process.

Our approach to the discovery and development of therapeutic treatments based on our DNAi technology platform is unproven and may not result in marketable products.

Our approach to the development of therapeutic treatments focuses on using our proprietary DNAi technology platform. This approach is unproven and may not result in marketable products. We plan to leverage our DNAi technology platform to generate a pipeline of product candidates that modulate the transcription of oncogenes known to be involved in cancer and potentially genes implicated in other diseases. While we believe that product candidates developed with our DNAi technology platform may offer potential improvements compared to other therapeutic approaches, the scientific research that forms the basis of our efforts to develop product candidates based on our DNAi technology platform is preliminary and limited.

We believe we are the first to develop DNAi as a therapeutic modality to be tested in humans. We may discover that our DNAi oligonucleotides do not possess the ability to hybridize to complementary regions of genomic DNA of an oncogenic target or our LNP delivery technology does not possess certain properties required for effective delivery, such as the ability to remain stable in the human body for the period of time required for the drug to reach the cell nucleus. We may spend substantial funds attempting to develop and refine these properties and may never succeed in doing so. In addition, product candidates based on our DNAi technology may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Even if product candidates that target a disease-related gene have successful results in preclinical studies in animals, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product, we may not become profitable and the value of our common stock may decline.

We are dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive oncology industry depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are dependent on our management, scientific and medical personnel, including Nick Glover, Ph.D., our President and Chief Executive Officer, Angie You, Ph.D., our Chief Business and Strategy Officer and Head of Commercial, Barbara Klencke, M.D., our Chief Development Officer, and Sukhi Jagpal, our Chief Financial Officer. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements, could result in delays in product development and harm our business.

We conduct a portion of our operations in Vancouver, British Columbia. Many other oncology companies and many academic and research institutions have located their headquarters in this region. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2015, we had 40 employees. As our development and commercialization plans and strategies develop, and as we build out our public company infrastructure, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional employees;

•	managing our internal development efforts effectively, including the clinical, FDA and international regulatory review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and

•	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of regulatory approval, clinical management and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

We may form or seek strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.

From time to time, we may form or seek strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. These relationships also may result in a delay in the development of our product candidates if we become dependent upon the other party and such other party does not prioritize the development of our product candidates relative to its other development activities. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Our corporate headquarters are in Vancouver, British Columbia near major earthquake faults. Our operations and financial condition could suffer in the event of a major earthquake or other natural disaster.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by such individuals could include intentional failures to comply with FDA or international regulations, provide accurate information to the FDA or other international regulatory bodies, comply with manufacturing standards, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data timely, completely and accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by third parties could also involve the improper use of information obtained in the course of clinical trials.

We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

A variety of risks associated with marketing PNT2258 internationally could materially adversely affect our business.

We plan to seek regulatory approval of PNT2258 outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

•	differing regulatory requirements in foreign countries;

•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	difficulties staffing and managing foreign operations;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;

•	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;

•	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	initiation of investigations by regulators;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	exhaustion of any available insurance and our capital resources;

•	the inability to commercialize any product candidate; and

•	a decline in our stock price.

We currently hold clinical trial liability insurance coverage, but that coverage may not be adequate to cover any and all liabilities that we may incur. We would need to increase our insurance coverage when we begin the commercialization of our product candidates, if ever. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2014, we had U.S. federal operating loss carryforwards of $24.1 million and state operating loss carryforwards of $18.4 million, expiring in years ranging from 2021 to 2034. We also had net tax credit carryforwards of $0.6 million available to reduce future tax liabilities, if any, for U.S. federal purposes. The net tax credit carryforwards begin to expire in 2031. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5% stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have experienced an ownership change in the past and may experience ownership changes in the future as a result of our initial public offering or future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income and taxes may be subject to limitations.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

Global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. We cannot assure you that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy and stock price may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

Our quarterly operating results may fluctuate significantly, which may cause our stock price to fluctuate or decline.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expense related to PNT2258 or future development programs;

•	results of preclinical and clinical trials, or the addition or termination of clinical trials or funding support;

•	the timing of the release of results from any clinical trials;

•	the timing and amount of milestone and royalty payments to our licensor;

•	our execution of any new collaboration, licensing or similar arrangement, and the timing of payments we may make or receive under such existing or future arrangements or the termination or modification of any such existing or future arrangements;

•	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	if any of our product candidates receives regulatory approval, market acceptance and demand for such product candidates;

•	regulatory developments affecting our product candidates or those of our competitors; and

•	changes in general market and economic conditions.

If our quarterly operating results or expected results from clinical trials fall outside the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

Risks Related to Government Regulation

We may be unable to obtain U.S. or foreign regulatory approval of PNT2258, and, as a result, we may be unable to commercialize our product candidates.

Our lead product candidate, PNT2258, is, and any future product candidates that we may develop will be, subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, import, export, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing, distribution, import and export of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed before a new drug can be marketed in the United States and in many foreign jurisdictions. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our collaborators to begin selling them.

We have very limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA and, as a company, we have no experience in obtaining approval of any product candidates. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the initiation of clinical trials, depending upon the type, complexity and novelty of the product candidate. We may encounter delays or rejections during any stage of the regulatory review and approval process based upon the failure of clinical or laboratory data to demonstrate compliance with, or upon the failure of the product candidates to meet, the FDA’s requirements for safety, efficacy and quality.

The standards that the FDA and its foreign counterparts use when regulating us are not always applied predictably or uniformly and can change. Because the drugs we are developing may represent a new class of drug, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to these drugs. The lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we may submit. Moreover, the FDA may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the clinical development of our product candidates.

Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be.

In addition, the FDA may delay, limit, or deny approval of a product candidate for many reasons, including:

•	disagreement with the design or implementation of our clinical trials;

•	we may be unable to demonstrate to the satisfaction of the FDA that a product candidate is safe and effective for any indication;

•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA may disagree with our interpretation of data from preclinical studies or clinical trials;

•	the results of our clinical trials may not demonstrate the safety or efficacy required by the FDA for approval;

•	the FDA may find deficiencies in our manufacturing processes or facilities; and

•	the FDA’s approval policies or regulations may significantly change in a manner rendering our clinical data insufficient for approval.

We plan to pursue a broad registration-oriented clinical development program, initially in hematologic malignancies, that we anticipate will provide the foundation of a global registration strategy for PNT2258. We have not, however, discussed the design of the Wolverine or Brighton clinical trials with the FDA and, thus, cannot assure you that the FDA will consider their design or results adequate for these purposes.

After submission of a NDA, the FDA may refuse to file the application, deny approval of the application, require additional testing or data or, if the NDA is filed and later approved, require post-marketing testing and surveillance to monitor the safety or efficacy of a product. Under the Prescription Drug User Fee Act (PDUFA), the FDA has agreed to certain performance goals in the review of NDAs. The FDA’s timelines are flexible and subject to change based on workload and other potential review issues and may delay the FDA’s review of an NDA. Further, the terms of approval of any NDA, including the product labeling, may be more restrictive than we desire and could affect the marketability of our products.

Even if we comply with all of the FDA regulatory requirements, we may not obtain regulatory approval for any of our product candidates in development. If we fail to obtain regulatory approval for any of our product candidates in development, we will have fewer commercialized products than we anticipate and correspondingly lower revenue.

In addition, because there may be approved treatments for some of the diseases for which we may seek approval, in order to receive regulatory approval, we may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products. Furthermore, in recent years, there has been increased public and political pressure on the FDA with respect to the approval process for new drugs, and the FDA’s standards, especially regarding drug safety, appear to have become more stringent.

Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular product candidate for which we are seeking approval. Furthermore, any regulatory approval to market a product may be subject to limitations on the approved uses for which we may market the product or the labeling or other restrictions. In addition, the FDA has the authority to require a REMS plan as part of or after approval, which may impose further requirements or restrictions on the distribution or use of an approved product, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may limit the size of the market for the product and affect reimbursement by third-party payors.

We are also subject to numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries and may include all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities outside the United States and vice versa.

If we or any collaborators, manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our products successfully and could harm our reputation and lead to reduced acceptance of our products by the market. These enforcement actions include, among others:

•	adverse regulatory inspection findings;

•	warning letters;

•	voluntary or mandatory product recalls or public notification or medical product safety alerts to healthcare professionals;

•	restrictions on, or prohibitions against, marketing our products;

•	restrictions on, or prohibitions against, importation or exportation of our products;

•	suspension of review or refusal to approve pending applications or supplements to approved applications;

•	exclusion from participation in government-funded healthcare programs;

•	exclusion from eligibility for the award of government contracts for our products;

•	suspension or withdrawal of product approvals;

•	product seizures;

•	injunctions; and

•	civil and criminal penalties and fines.

Even if we receive regulatory approval of PNT2258, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any regulatory approvals that we receive for PNT2258 will require surveillance to monitor the safety and efficacy of the product candidate, and may require us to conduct post-approval clinical studies. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and cGCPs for any clinical trials that we conduct post-approval.

Moreover, if we obtain regulatory approval for PNT2258 or any other product candidate, we will only be permitted to market our products for the indication approved by FDA, and such approval may involve limitations on the indicated uses or promotional claims we may make for our products, or otherwise not permit labeling that sufficiently differentiates our product candidates from competitive products with comparable therapeutic profiles. For example, we will not be able to claim that our products have fewer side effects, or improve compliance or efficacy unless we can demonstrate those attributes to FDA in comparative clinical trials.

Later discovery of previously unknown problems with our product candidates, including AEs of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•	fines, warning letters, or untitled letters;

•	holds on clinical trials;

•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;

•	product seizure or detention, or refusal to permit the import or export of our product candidates; and

•	injunctions, the imposition of civil penalties or criminal prosecution.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

In addition, if we pursue, and ultimately obtain, accelerated approval of PNT2258 based on a surrogate endpoint, the FDA would require us to conduct a confirmatory trial to verify the predicted clinical benefit and additional safety studies. The results from the confirmatory trial may not support the clinical benefit, which would result in the approval being withdrawn.

If we or any of our independent contractors, consultants, collaborators, manufacturers, vendors or service providers fail to comply with healthcare laws and regulations, we or they could be subject to enforcement actions, which could result in penalties and affect our ability to develop, market and sell our product candidates and may harm our reputation.

We are subject to federal, state, and foreign healthcare laws and regulations pertaining to fraud and abuse and patients’ rights. These laws and regulations include:

•	the U.S. federal healthcare program anti-kickback law, which prohibits, among other things, persons and entities from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made under a federal healthcare program such as Medicare or Medicaid;

•	the U.S. federal false claims and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting or causing to be presented, claims for payment by government funded programs such as Medicare or Medicaid that are false or fraudulent, and which may apply to us by virtue of statements and representations made to customers or third parties;

•	the U.S. federal Health Insurance Portability and Accountability Act (HIPAA), which prohibits, among other things, executing a scheme to defraud healthcare programs;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), imposes requirements relating to the privacy, security, and transmission of individually identifiable health information, and requires notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

•	the federal Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services (CMS) information related to payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members, which is published in a searchable form on an annual basis; and

•	state laws comparable to each of the above federal laws, such as, for example, anti-kickback and false claims laws that may be broader in scope and also apply to commercial insurers and other non-federal payors, requirements for mandatory corporate regulatory compliance programs, and laws relating to patient data privacy and security.

If our operations are found to be in violation of any such health care laws and regulations, we may be subject to penalties, including administrative, civil and criminal penalties, monetary damages, disgorgement, imprisonment, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, any of which could adversely our financial results. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

Any products we develop may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices or healthcare reform initiatives, thereby harming our business.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. Although we intend to monitor these regulations, our programs are currently in the early stages of development and we will not be able to assess the impact of price regulations for a number of years. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenues we are able to generate from the sale of the product in that country.

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. Even if we succeed in bringing one or more products to the market, these products may not be considered cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. Because our programs are in the early stages of development, we are unable at this time to determine their cost effectiveness or the likely level or method of reimbursement. Increasingly, the third-party payors, such as government and private insurance plans, who reimburse patients or healthcare providers, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for pharmaceutical products. If the price we are able to charge for any products we develop, or the reimbursement provided for such products, is inadequate in light of our development and other costs, our return on investment could be adversely affected.

Certain products we develop may need to be administered under the supervision of a physician on an outpatient basis. Under applicable U.S. law, certain drugs that are not usually self-administered (including certain injectable drugs) may be eligible for coverage under the Medicare Part B program if:

•	they are incident to a physician’s services;

•	they are reasonable and necessary for the diagnosis or treatment of the illness or injury for which they are administered according to accepted standards of medical practice; and

•	they have been approved by the FDA and meet other requirements of the statute.

There may be significant delays in obtaining coverage for newly-approved products, and coverage may be more limited than the purposes for which the drug is approved by the FDA. Moreover, eligibility for coverage does not imply that any drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent.

Reimbursement may be based on payments allowed for lower-cost products that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for new drugs that we develop and for which we obtain regulatory approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our financial condition.

We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare and legislative and regulatory proposals to broaden the availability of healthcare will continue to affect the business and financial condition of oncology companies. A number of legislative and regulatory changes in the healthcare system in the United States and other major healthcare markets have been proposed in recent years, and such efforts have expanded substantially in recent years. These developments have included prescription drug benefit legislation that was enacted and took effect in January 2006, healthcare reform legislation enacted by certain states, and major healthcare reform legislation that was passed by Congress and enacted into law in the United States in 2010. These developments could, directly or indirectly, affect our ability to sell our products, if approved, at a favorable price.

For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act (PPACA), contains provisions that affect companies in the pharmaceutical industry and other healthcare related industries by imposing additional costs and changes to business practices. Provisions affecting pharmaceutical companies include the following.

•	mandatory rebates for drugs sold into the Medicaid program were increased, and the rebate requirement was extended to drugs used in risk-based Medicaid managed care plans;

•	the 340B Drug Pricing Program under the Public Health Services Act was extended to require mandatory discounts for drug products sold to certain critical access hospitals, cancer hospitals and other covered entities;

•	pharmaceutical companies are required to offer discounts on brand-name drugs to patients who fall within the Medicare Part D coverage gap, commonly referred to as the “donut hole”; and

•	pharmaceutical companies are required to pay an annual non-tax deductible fee to the federal government based on each company’s market share of prior year total sales of branded products to certain federal healthcare programs, such as Medicare, Medicaid, Department of Veterans Affairs and Department of Defense. Since we expect our branded pharmaceutical sales, if any of our products are approved, to constitute a small portion of the total federal health program pharmaceutical market, we do not expect this annual assessment to have a material impact on our financial condition.

The full effect of the U.S. healthcare reform legislation on our business activities is unknown. The financial impact of the U.S. healthcare reform legislation will depend on a number of factors, including but not limited to, the policies reflected in implementing regulations and guidance and changes in sales volumes for products affected by the new system of rebates, discounts and fees. The legislation may also have a positive impact on our future net sales, if any, by increasing the aggregate number of persons with healthcare coverage in the United States. Further, new litigation is currently pending before the U.S. Supreme Court to invalidate certain provisions of the PPACA.

Moreover, we cannot predict what healthcare reform initiatives may be adopted in the future. Further federal and state legislative and regulatory developments are likely, and we expect ongoing initiatives in the United States to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

Our ability to obtain services, reimbursement or funding from the federal government may be impacted by possible reductions in  federal spending.

U.S. federal government agencies currently face potentially significant spending reductions. Under the Budget Control Act of 2011, the failure of Congress to enact deficit reduction measures of at least $1.2 trillion for the years 2013 through 2021 triggered automatic cuts to most federal programs. These cuts would include aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2024 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, which was enacted on January 1, 2013, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers. The full impact on our business of these automatic cuts is uncertain. If federal spending is reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve drug research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

Obtaining and maintaining regulatory approval for our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of any of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval for PNT2258 in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval for PNT2258, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

If we or our third-party manufacturers fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials, by ourselves and our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the United States and abroad governing laboratory procedures and the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental, health and safety laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Risks Related to Our Intellectual Property

We depend on intellectual property licensed from Marina, and the termination of this license could result in the loss of significant rights, which would harm our business.

Pursuant to a license agreement with Marina, we hold an exclusive license from Marina to use certain patented delivery technology, including a particular form of liposomal delivery system, for unlimited use with our current or future DNAi products candidates directed against any gene target. Either party may terminate this license agreement in the event of a material breach that remains uncured following the date that is up to 120 days, depending on the type of breach, from the date that the breaching party is provided with written notice by the non-breaching party, or immediately upon certain insolvency events relating to the other party.

Disputes may arise between us and Marina regarding intellectual property subject to this license agreement, including with respect to:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	the amount and timing of milestone and royalty payments;

•	the rights of Marina under the license agreement;

•	our right to sublicense patent and other rights to third parties under collaborative development relationships;

•	our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations; and

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by Marina and us and our partners.

Any disputes with Marina over intellectual property that we have licensed from it may prevent or impair our ability to maintain our current licensing arrangement. We depend on these licensed technologies and products to develop PNT2258 and other product candidates developed from our DNAi technology platform. Termination of our license agreement could result in the loss of significant rights and could materially harm our ability to further develop and commercialize PNT2258 and any other product candidates. Additionally, our license extends to a particular form of liposomal delivery system for a product candidate that incorporates one of our DNAi oligonucleotides, and it does not prevent Marina from licensing a different form of liposomal delivery system to a different company, which it has done in the past and may continue to do in the future. If Marina licensed a form of liposomal delivery system to an oncology company developing DNAi technology, we would face increased competition.

Additionally, our success will depend in part on the ability of Marina to obtain, maintain and enforce patent protection for our licensed intellectual property, in particular, those patents to which we have secured exclusive rights. Marina may not successfully prosecute the patent applications licensed to us. Even if patents issue or are granted, Marina may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue litigation less aggressively than we would.

If we are not able to obtain and enforce patent protection for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected.

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of June 30, 2015, we were the owner of seven U.S. patents, four pending U.S. patent applications, 31 issued foreign patents and 26 pending foreign patent applications (including one allowed application) in various jurisdictions, including Australia, Canada, China, Europe and Japan. As of June 30, 2015, we also owned one pending international applications filed under the Patent Cooperation Treaty (PCT). The PCT is an international patent law treaty that provides a unified procedure for filing a single initial patent application and it allows the applicant to seek protection in any of the member states through national-phase applications.

We and our current or future licensors and licenses may not be able to apply for or prosecute patents on certain aspects of our product candidates or delivery technologies at a reasonable cost in a timely fashion or at all. It is also possible that we or our current licensors, or any future licensors or licensees, will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, our patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, such as with respect to proper priority claims, inventorship, claim scope or patent term adjustments. If our current licensors, or any future licensors or licensees, are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised and we might not be able to prevent third parties from making, using, and selling competing products. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid and unenforceable. Moreover, our competitors may independently develop equivalent knowledge, methods, and know-how. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business, financial condition and operating results.

There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or delivery technologies or to provide meaningful protection from our competitors. Moreover, the patent position of oncology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

The U.S. Patent and Trademark Office (USPTO) and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case. The standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in oncology patents. Moreover, changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. As such, we do not know the degree of future protection that we will have on our proprietary products and technology. While we will endeavor to try to protect our product candidates with intellectual property rights such as patents, as appropriate, the process of obtaining patents is time-consuming, expensive and sometimes unpredictable.

Further, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed (or 20 years after the filing date of the first non-provisional US patent application to which it claims priority). Various extensions may be available; however the life of a patent, and the protection it affords, is limited. Without patent protection for our product candidates, we may be open to competition from generic versions of our product candidates. Further, the extensive period of time between patent filing and regulatory approval for a product candidate limits the time during which we can market a product candidate under patent protection, which may particularly affect the profitability of our early-stage product candidates.

If we are unable to protect the confidentiality of our trade secrets, in particular with respect to our DNAi technology platform, our business and competitive position would be harmed.

In addition to seeking patent protection for certain aspects of our product candidates and delivery technologies, we also consider trade secrets, including confidential and unpatented know-how important to the maintenance of our competitive position. With respect to our DNAi technology platform, we consider trade secrets and know-how to be our primary intellectual property. We protect trade secrets and confidential and unpatented know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to maintain confidentiality and assign their inventions to us.

Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Additionally, we anticipate that with respect to our DNAi technology platform, these trade secrets and know-how may over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology and the movement of personnel skilled in the art from academic to industry scientific positions. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

Numerous recent changes to the patent laws and proposed changes to the rules of the USPTO may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the Leahy-Smith America Invents Act (AIA) enacted in 2011 involves significant changes in patent legislation. An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application.

Further, the Supreme Court has ruled on several patent cases in recent years, some of which cases either narrow the scope of patent protection available in certain circumstances or weaken the rights of patent owners in certain situations. These changes have led to increasing uncertainty with regard to the scope and value of our issued patents and to our ability to obtain patents in the future.

Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and providing opportunities for third parties to challenge any issued patent in the USPTO. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal court necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that may weaken our and our licensors’ ability to obtain new patents or to enforce existing patents we and our licensors or partners may obtain in the future.

Recent court cases such as Association for Molecular Pathology v. Myriad Genetics, Inc. (Myriad); BRCA1- & BRCA2-Based Hereditary Cancer Test Patent Litig.; and Promega Corp. v. Life Technologies Corp. have added to the uncertainty surrounding patent claims directed to nucleic acid products and pharmaceutical compositions comprising such products. For example, the recent decision by the Supreme Court in Myriad precludes a claim to a nucleic acid having a stated nucleotide sequence which is identical to a sequence found in nature and unmodified. We are currently uncertain as to what, if any, immediate impact this decision may have on our patents or patent applications because the extent to which the Myriad decision impacts the validity of claims directed to pharmaceutical formulations that include unmodified nucleic acid molecules having sequences identical to those found in genomic DNA has yet to be clearly interpreted by courts and by the USPTO. We cannot assure you that the interpretations of this decision or subsequent rulings will not adversely impact our patents or patent applications. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification derivation and opposition proceedings in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such initial grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked, or may lose the allowed or granted claims altogether.

We, our licensors or any future strategic partners may become subject to third-party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights.

We, our licensors or any future strategic partners may be subject to third-party claims for infringement or misappropriation of patent or other proprietary rights. If we, our licensors or any future strategic partners are found to infringe a third-party patent or other intellectual property rights, we could be required to pay substantial damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed. In addition, we, our licensors or any future strategic partners may choose to seek, or be required to seek, a license from a third party, which may not be available on acceptable terms, if at all. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. If we fail to obtain a required license, we may be unable to effectively market product candidates based on our technology, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. Alternatively, we may need to redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In addition, we may find it necessary to pursue claims or initiate lawsuits to protect or enforce our patent or other intellectual property rights. The cost to us in defending or initiating any litigation or other proceeding relating to patent or other proprietary rights, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and limit our ability to continue our operations.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. If we were to initiate legal proceedings against a third party to enforce a patent covering one of our products or our technology, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our products or certain aspects of our platform technology. Such a loss of patent protection could have a material adverse impact on our business. Patents and other intellectual property rights also will not protect our technology if competitors design around our protected technology without legally infringing our patents or other intellectual property rights.

In addition, in an infringement proceeding, a court may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

Interference proceedings provoked by third parties or brought by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Litigation or interference proceedings may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Other companies or organizations may challenge our or our licensors’ patent rights or may assert patent rights that prevent us  from developing and commercializing our products.

DNAi technology is a new scientific field. We have obtained grants and issuances of DNAi patents. The issued patents and pending patent applications in the United States and in key markets around the world that we own or license claim many different methods, compositions and processes relating to the discovery, development, manufacture and commercialization of DNAi technology.

As the field of DNAi technology matures, patent applications are being processed by national patent offices around the world. There is uncertainty about which patents will issue, and, if they do, as to when, to whom, and with what claims. It is likely that there will be significant litigation in the courts and other proceedings, such as interference, reexamination, post-grant review, inter partes review, derivation and opposition proceedings, in various patent offices relating to patent rights in the DNAi technology field. In many cases, the possibility of appeal or opposition exists for either us or our opponents, and it may be years before final, unappealable rulings are made with respect to these patents in certain jurisdictions. The timing and outcome of these and other proceedings is uncertain and may adversely affect our business if we are not successful in defending the patentability and scope of our pending and issued patent claims or if third parties are successful in obtaining claims that cover our DNAi technology platform or any of our product candidates. In addition, third parties may attempt to invalidate our intellectual property rights. Even if our rights are not directly challenged, disputes could lead to the weakening of our intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management and could have a material adverse effect on our business and our ability to successfully compete in the field of DNAi technology.

We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.

We have limited intellectual property rights outside the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to oncology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

If we fail to comply with our obligations under any license, collaboration or other agreements, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our product candidates and delivery technologies or we could lose certain rights to grant sublicenses.

Our current license imposes, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, and other obligations on us. For example, we are required to pay Novosom a $3.0 million milestone payment upon regulatory approval of PNT2258 and low single-digit royalties on net sales of PNT2258, and we are required to pay Marina milestone payments of up to $14.5 million and low single-digit royalties on net sales of any DNAi product candidates other than PNT2258. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, we may be required to pay significant milestone and royalty payments, depending on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

If our trademarks are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We have trademarked ProNAi and DNAi. Our trademarks may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. If we are unable to establish name recognition based on our trademarks, we may not be able to compete effectively and our business may be adversely affected.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We have received confidential and proprietary information from third parties. In addition, we employ individuals who were previously employed at other oncology companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of these third parties or our employees’ former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be volatile, and you may be unable to sell your shares at or above the price at which  you purchased them.

The market price of our common stock may be subject to wide fluctuations. Factors affecting the market price of our common stock include:

•	the commencement, enrollment or results of the planned clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;

•	any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;

•	disputes with Marina regarding our licensed technology and products;

•	adverse results or delays in clinical trials;

•	changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;

•	adverse developments concerning our manufacturers;

•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;

•	our inability to establish collaborations if needed;

•	our failure to commercialize our product candidates;

•	additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to the use of our product candidates;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	our ability to effectively manage our growth;

•	the size and growth of our initial cancer target markets;

•	our ability to successfully treat additional types of cancers or at different stages;

•	actual or anticipated variations in quarterly operating results;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	changes in the market valuations of similar companies;

•	overall performance of the equity markets;

•	sales of our common stock by us or our stockholders in the future;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation;

•	general political and economic conditions; and

•	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and oncology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

We have broad discretion in the use of the net proceeds from our initial public offering and may not use them effectively.

We have broad discretion in the application of the net proceeds from our initial public offering, and you will not have the opportunity to assess whether the net proceeds are being used appropriately. Because of the number and variability of factors that will determine our use of the net proceeds from our initial public offering, their ultimate use may vary substantially from their currently intended use. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest the net proceeds from our initial public offering in short-term, investment-grade interest-bearing securities such as money market accounts, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government that may not generate a high yield to our stockholders.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (JOBS Act) enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 (Section 404) of the Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, changes in rules of U.S. generally accepted accounting principles or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations.

We incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the stock exchange upon which our common stock is listed and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are not currently required to comply with the rules of the Securities and Exchange Commission (SEC) that implement Section 404, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose until our annual report for the year ended December 31, 2016. Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404.

In connection with the preparation of our 2013 and 2014 financial statements, our independent registered public accounting firm identified a material weakness in internal control over financial reporting with respect to having sufficiently qualified accounting personnel to account for unusual and complex transactions in a timely manner, provide for the appropriate segregation of duties, review financial reporting data and account reconciliation and perform a formal risk assessment for our company. We have and will continue to hire key accounting personnel in order to remediate this material weakness and be able to implement the necessary internal control over financial reporting. Under standards established by the Public Company

Accounting Oversight Board, a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. While we believe that we have remediated the material weakness identified by our independent registered public accounting firm, we cannot assure you that there will not be additional material weaknesses or significant deficiencies that our independent registered public accounting firm or we will identify. If we identify such issues or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with the Nasdaq Stock Market listing requirements.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Substantially all of the stockholders who held shares of our capital stock prior to our initial public offering are subject to lock-up agreements with the underwriters of our initial public offering that restrict such stockholders’ ability to transfer shares of our common stock. Subject to certain limitations, approximately 21,000,000 shares will become eligible for sale beginning on January 12, 2015. In addition, shares issued or issuable upon exercise of options or warrants vested as of the expiration of the lock-up period will be eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

Certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended (Securities Act), subject to the 180-day lock-up arrangement described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Provisions in our restated certificate of incorporation and restated bylaws and Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our common stock.

Our restated certificate of incorporation and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	permit only the board of directors to establish the number of directors and fill vacancies on the board;

•	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;

•	require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;

•	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan (also known as a “poison pill”);

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	prohibit cumulative voting; and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the securities or industry analysts who publish research about us downgrade our stock or publish inaccurate or unfavorable evaluations of our company or our stock, the price of our stock could decline. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause our stock price to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

From April 1, 2015 to June 30, 2015, we granted to our directors, employees and consultants options to purchase 832,218 shares of common stock under our 2008 Stock Option Plan with a per share exercise price of $6.70. These transactions were exempt from the registration requirements of the Securities Act in reliance upon Rule 701 promulgated under the Securities Act or Section 4(a)(2) of the Securities Act.

In June 2015, we issued 86,028 shares of the Series B-1 redeemable convertible preferred stock upon the exercise of warrants for aggregate cash proceeds of approximately $0.2 million and issued 5,247 shares of Series C redeemable convertible preferred stock upon the exercise of warrants for aggregate cash proceeds of approximately $27,000. These transactions were exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

Use of Proceeds

On July 15, 2015, our Registration Statement on Form S-1 (File No. 333-204921) relating to the IPO of our common stock was declared effective by the SEC. Pursuant to the IPO, we sold an aggregate of 9,315,000 shares of our common stock at a price of $17.00 per share. Jefferies LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wedbush Securities Inc. and SunTrust Robinson Humphrey, Inc. acted as underwriters. The offering did not terminate before all of the securities registered in the registration statement were sold. On July 21, 2015, we closed the sale of such shares, resulting in net proceeds to us of $143.6 million, after deducting underwriting discounts and commissions of approximately $11.1 million and offering costs of approximately $3.7 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates

There has been no material change in the expected use of the net proceeds from our IPO, as described in our final prospectus filed with the SEC on July 16, 2015 pursuant to Rule 424(b).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRONAI THERAPEUTICS, INC.

Date:	August 21, 2015	By:	/s/ Nick Glover
Nick Glover
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 21, 2015	By:	/s/ Sukhi Jagpal
Sukhi Jagpal
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed/Furnished
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Filing Date	Herewith

3.1	Restated Certificate of Incorporation.	S-1	333-204921	June 12, 2015

3.2	Amended and Restated Bylaws.	S-1	333-204921	June 12, 2015

10.1	Form of Indemnification Agreement.	S-1	333-204921	July 6, 2015

10.2	2015 Equity Incentive Plan and form of award agreements thereunder.	S-1	333-204921	July 6, 2015

10.3	2015 Employee Stock Purchase Plan.	S-1	333-204921	July 6, 2015

10.4	Form of Executive Officer Employment Agreement.	S-1	333-204921	July 6, 2015

10.5	Form of Employment Agreement between Registrant and Nick Glover.	S-1	333-204921	July 6, 2015

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.