Form 10-Q
period 2015-09-30
ProNAi Therapeutics Inc
filed 2015-11-05
CIK 1290149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 4, 2015, there were 30,058,105 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PRONAI THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents (Note 5)	$157,308	$29,154
Short-term investments (Note 4)	—	10,010
Prepaid expenses and other current assets (Note 5)	1,280	561

Total current assets	158,588	39,725
Property and equipment, net (Note 5)	565	214
Other assets (Note 5)	203	626

TOTAL ASSETS	$159,356	$40,565

LIABILITIES, CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued liabilities (Note 5)	$2,913	$1,473
Accounts payable	849	622
Other current liabilities	38	—

Total current liabilities	3,800	2,095
Preferred stock warrant liabilities (Note 9)	—	1,810
Other liabilities	—	100

TOTAL LIABILITIES	3,800	4,005

Commitments and Contingencies (Note 6)
Convertible preferred stock (Note 8) at liquidation preference, $0.001 par value; nil and 1,843,894 shares authorized as of September 30, 2015 and December 31, 2014 and nil and 224,564 shares issued and outstanding as of September 30, 2015 and December 31, 2014; aggregate liquidation preference of nil and $2.5 million as of September 30, 2015 and December 31, 2014	—	2,543
Redeemable convertible preferred stock (Note 8) at redemption value, $0.001 par value; nil and 134,069,847 shares authorized as of September 30, 2015 and December 31, 2014 and nil and 17,042,064 shares issued and outstanding as of September 30, 2015 and December 31, 2014; aggregate liquidation preference of nil million and $103.5 million as of September 30, 2015 and December 31, 2014	—	141,832

STOCKHOLDERS’ EQUITY (DEFICIT):

Preferred stock, $0.001 par value; 10,000,000 and nil shares authorized as of September 30, 2015 and December 31, 2014 and nil shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 500,000,000 and 180,000,000 shares authorized as of September 30, 2015 and December 31, 2014 and 30,058,105 and 1,588,701 shares issued and outstanding as of September 30, 2015 and December 31, 2014	30	2
Additional paid-in capital	678,255	—
Accumulated other comprehensive loss	—	(10)
Accumulated deficit	(522,729)	(107,807)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	155,556	(107,815)

TOTAL LIABILITIES, CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$159,356	$40,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRONAI THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Operating expenses:
Research and development	$8,295	$2,437	$18,329	$16,981
General and administrative	2,738	1,043	6,053	2,327

Total operating expenses	11,033	3,480	24,382	19,308

Loss from operations	(11,033)	(3,480)	(24,382)	(19,308)
Other income (expense), net:
Change in fair value of preferred stock warrants	(7,487)	(503)	(17,443)	(999)
Other income (expense)	29	22	48	55

Total other income (expense), net	(7,458)	(481)	(17,395)	(944)

Loss before provision for income taxes	(18,491)	(3,961)	(41,777)	(20,252)
Provision for income tax	14	—	25	—

Net loss	(18,505)	(3,961)	(41,802)	(20,252)
Adjustment to redemption value on redeemable convertible preferred stock	(222,130)	(5,591)	(374,015)	(44,866)
Series B and B-1 redeemable convertible preferred stock dividend	(5,543)	—	(5,543)	—
Series C and D redeemable convertible preferred stock dividend	(20,366)	—	(20,366)	—

Net loss attributable to common stockholders	$(266,544)	$(9,552)	$(441,726)	$(65,118)

Net loss per share attributable to common stockholders, basic and diluted (Note 3)	$(11.03)	$(9.37)	$(48.36)	$(69.95)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted (Note 3)	24,167,238	1,019,553	9,133,978	930,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRONAI THERAPEUTICS, INC.

Condensed Consolidated Statement of Convertible and Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount

Balance — December 31, 2014	224,564	$2,543	17,042,064	$141,832	1,588,701	$2	$—	$(10)	$(107,807)	$(107,815)
Issuance of common stock for exercise of stock options	—	—	—	—	41,505	—	18	—	—	18
Stock-based compensation	—	—	—	—	—	—	1,912	—	—	1,912
Vesting of early exercised stock options	—	—	—	—	—	—	75	—	—	75
Issuance of redeemable convertible preferred stock upon exercise of redeemable convertible preferred stock warrants for cash	—	—	481,671	8,976	—	—	—	—	—	—
Issuance of redeemable convertible preferred stock upon net exercise of redeemable convertible preferred stock warrants upon initial public offering	—	—	390,032	11,785	—	—	—	—	—	—
Adjustment to redemption value on redeemable convertible preferred stock	—	—	—	374,015	—	—	(895)	—	(373,120)	(374,015)
Conversion of convertible preferred stock to common stock upon initial public offering	(224,564)	(2,543)	—	—	252,817	—	2,543	—	—	2,543
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	—	—	(17,913,767)	(536,608)	18,109,136	18	536,590	—	—	536,608
Issuance of common stock in connection with initial public offering, net of issuance costs of $14.8 million	—	—	—	—	9,315,000	9	143,556	—	—	143,565
Series B and B-1 redeemable convertible preferred stock dividend	—	—	—	—	—	—	(5,543)	—	—	(5,543)
Series C and D redeemable convertible preferred stock dividend	—	—	—	—	750,946	1	(1)	—	—	—
Reclassification of other-than-temporary losses on short-term investments to net loss	—	—	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	—	—	(41,802)	(41,802)

Balance — September 30, 2015	—	$—	—	$—	30,058,105	$30	$678,255	$—	$(522,729)	$155,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRONAI THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,802)	$(20,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of preferred stock warrant liabilities	17,443	999
Stock-based compensation	1,912	197
Depreciation and amortization	71	3
Unrealized foreign exchange gain	(8)	—
Impairment on short-term investments	10	—
Deferred income taxes	(1)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(694)	(501)
Accrued liabilities	1,397	528
Accounts payable	483	597

Net cash used in operating activities	(21,189)	(18,429)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	10,031	—
Purchase of short-term investments	(21)	(10,003)
Change in restricted cash	(150)	(75)
Purchase of property and equipment	(381)	(39)

Net cash provided by (used in) investing activities	9,479	(10,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	147,270	—
Payment of deferred offering costs	(3,389)	(197)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	57,545
Payment of Series B and B-1 redeemable convertible preferred stock cumulative dividend	(5,543)	—
Repayment of stock subscription receivable	—	1,159
Proceeds from exercise of redeemable convertible preferred stock warrants	1,507	—
Proceeds from exercise of common stock options	18	165
Proceeds from early exercise of stock options	13	—

Net cash provided by financing activities	139,876	58,672
Effect of exchange rate changes on cash and cash equivalents	(12)	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	128,154	30,126
CASH AND CASH EQUIVALENTS — Beginning of period	29,154	2,429

CASH AND CASH EQUIVALENTS — End of period	$157,308	$32,555

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$8	$—

Cash paid for interest	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Change in redemption value of redeemable convertible preferred stock	$(374,015)	$(44,866)
Fair value of common stock issued in settlement of Series C and Series D redeemable convertible preferred stock cumulative dividends	$20,366	$—

Conversion of preferred stock to common stock	$539,151	$—

Issuance of redeemable convertible preferred stock on exercise of warrants	$19,253	$—

Conversion of long-term note payable and accrued interest into Series C redeemable convertible preferred stock	$—	$433

Deferred offering costs included in accounts payable and accrued liabilities	$—	$269

Property and equipment purchases included in accounts payable and accrued liabilities	$80	$6

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

Initial Public Offering

On July 15, 2015, the Company’s Registration Statement on Form S-1 (File No. 333-204921) relating to the initial public offering (IPO) of its common stock was declared effective by the Securities and Exchange Commission (SEC). Pursuant to such Registration Statement, the Company sold an aggregate of 9,315,000 shares of its common stock at a price of $17.00 per share for aggregate cash proceeds of approximately $143.6 million, net of underwriting discounts and commissions and offering costs.

On July 21, 2015, immediately prior to the closing of the IPO, all outstanding shares of convertible and redeemable convertible preferred stock converted into 18,361,953 shares of common stock, including an aggregate of 390,680 shares of common stock that were issued on the net exercise of 493,648 preferred stock warrants at the IPO price of $17.00 per share and an aggregate of 481,671 shares of common stock that were issued on the cash exercise of 481,671 preferred stock warrants. The IPO closed on July 21, 2015.

As discussed further in Note 8, on the closing of the IPO, the Company paid the holders of its Series B and B-1 redeemable convertible preferred stock $5.5 million in settlement of the cumulative dividends. In addition, the Company issued 750,946 shares of common stock to the holders of its Series C and D redeemable convertible preferred stock in settlement of the cumulative dividends.

Following the filing of the Restated Certificate of Incorporation of the Company on July 21, 2015, the number of shares of capital stock the Company is authorized to issue is 510,000,000 shares, of which 500,000,000 shares may be common stock and 10,000,000 shares may be preferred stock. Both the common stock and the preferred stock have a par value of $0.001 per share.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2015, the condensed consolidated statements of operations for the three and nine months September 30, 2015 and 2014 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 and the condensed consolidated statements of convertible and redeemable convertible preferred stock and stockholders’ equity (deficit) for the nine months ended September 30, 2015 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The condensed consolidated financial data disclosed in these notes to the condensed consolidated financial statements related to the three and nine month periods are also unaudited. The condensed consolidated results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015, or for any other future annual or interim period. The consolidated balance sheet as of December 31, 2014 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the prospectus dated July 15, 2015, filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended.

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

Restricted Cash

Restricted cash represents collateral for a corporate credit card facility and a security deposit required for a facility lease. Restricted cash consists of funds invested in a money market fund. As of September 30, 2015, the current portion of restricted cash of $25,000 is included in prepaid expenses and other current assets and the long-term portion of restricted cash of $0.2 million is included in other assets in the accompanying condensed consolidated balance sheets.

Investments

The Company determines the appropriate designation of its investments as “trading,” “available-for-sale” or “held-to-maturity” based on management’s intent at the time of purchase and reevaluates such designation at each reporting date. During the three and nine months ended September 30, 2015 and for the year ended December 31, 2014, all of the Company’s short-term investments were designated as available-for-sale. Unrealized gains and losses, if any, are reported as a separate component of stockholders’ deficit, except for unrealized losses determined to be other-than-temporary which are recorded in other income (expense) in the accompanying condensed consolidated statements of operations. The Company determines any realized gains or losses on the sale of any investments on a specific identification method and records such gains and losses as a component of other income (expense) in the accompanying condensed consolidated statements of operations.

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

Fair Value of Financial Instruments

The Company’s cash and cash equivalents, restricted cash, short-term investments, other current assets, accounts payable, and accrued liabilities approximate their fair value at September 30, 2015 and December 31, 2014, due to their short duration. The short-term investment maintains observable inputs, thus the carrying value of this instrument is carried at fair value and unrealized gains and losses, if any, are reported as a separate component of stockholders’ deficit.

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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to an IPO were deferred until the completion of the IPO in July 2015, at which time they were reclassified to additional paid-in capital as a reduction of the gross proceeds. As of December 31, 2014, $0.5 million of deferred offering costs were capitalized and included in other long-term assets in the condensed consolidated balance sheets.

Preferred Stock Warrant Liabilities

The Company accounts for its warrants issued in connection with its various financing transactions based upon the characteristics and provisions of the instrument. Warrants classified as derivative liabilities are recorded on the Company’s condensed consolidated balance sheets at their fair value on the date of issuance and remeasured to fair value on each subsequent reporting period, with the changes in fair value recognized as a component of other income (expense), net in the accompanying condensed consolidated statements of operations. The Company will continue to adjust the liability for changes in the fair value of these warrants until the earlier of the exercise of the warrants, the expiration of the warrants, or until such time as the warrants are no longer to be considered derivative instruments. On the closing of the IPO on July 21, 2015, (discussed in Note 1), all outstanding warrants were exercised and the liability on the preferred stock warrants was reclassified to additional paid-in capital in stockholders’ equity (deficit), and was no longer subject to remeasurement.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Management makes an assessment of the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s historical operating performance and the recorded cumulative net losses in prior fiscal periods, the net deferred tax assets have been offset by a valuation allowance.

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

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of September 30,
	2015	2014
Options to purchase common stock	3,314,159	2,386,507
Common stock subject to repurchase	39,493	—
Convertible preferred stock	—	252,818
Redeemable convertible preferred stock	—	17,236,784
Warrants for preferred stock	—	984,529

Total potential dilutive shares	3,353,652	20,860,638

The Company computes diluted loss per common share after giving consideration to the dilutive effect of stock options, warrants and non-vested stock that are outstanding during the period, except where such non-participating securities would be anti-dilutive. To date, the Company has only incurred net losses and has not allocated any loss to participating securities.

4.	Fair Value Measurements

The Company measures and reports its cash equivalents, restricted cash, short-term investments and preferred stock warrant liabilities at fair value. The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)

Financial Assets
Money market funds	$155,766	$—	$—	$155,766
Restricted money market funds	225	—	—	225

Total financial assets	$155,991	$—	$—	$155,991

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)

Financial Assets
Money market funds	$27,847	$—	$—	$27,847
Restricted money market funds	75	—	—	75
Short-term investments	—	10,010	—	10,010

Total financial assets	$27,922	$10,010	$—	$37,932

Financial Liabilities
Preferred stock warrant liabilities	$—	$—	$1,810	$1,810

Money market funds are measured at fair value on a recurring basis using quoted prices and are classified as a Level 1 input.

The short-term investments contain observable inputs. Accordingly, the carrying value of this instrument approximates its fair value and is classified as Level 2 inputs.

The Company’s preferred stock warrant liabilities contained unobservable inputs that reflected the Company’s own assumptions in which there was little, if any, market activity for at the measurement date. Accordingly, the Company’s warrant liabilities at December 31, 2014 were measured at fair value on a recurring basis using unobservable inputs and were classified as Level 3 inputs.

At December 31, 2014, the Company remeasured the preferred stock warrants to fair value using the OPM and/or the PWERM models with the following assumptions used in the OPM:

As of December 31, 2014
Expected term (in years)	1.2 – 2.5
Expected volatility	69 – 86%
Risk-free interest rate	0.3 – 0.6%
Expected dividend rate	—%
Discount for lack of marketability	19.5 – 24.3%

During the nine months ended September 30, 2015, the Company remeasured the preferred stock warrants using the OPM and/or PWERM models, or based on the fair value of the underlying stock. On the closing of the IPO, the outstanding preferred stock warrants were exercised and the liability on the preferred stock warrants was reclassified to additional paid-in capital in stockholders’ equity (deficit), and is no longer subject to remeasurement.

The following table provides a summary of the changes in the estimated fair value of the Company’s preferred stock warrants, which were measured at fair value on a recurring basis until their exercise (in thousands):

Balance as of December 31, 2014	$1,810
Fair value of preferred stock warrants exercised	(19,253)
Change in fair value of preferred stock warrants	17,443

Balance as of September 30, 2015	$—

The change in fair value of the preferred stock warrant liabilities is attributable to the increase of the fair value of the underlying stock. The change in the fair value of preferred stock warrants for each presented period is recognized as a loss in the condensed consolidated statements of operations.

There were no transfers between Levels 1, 2 or 3 for the year ended December 31, 2014. During the three and nine months ended September 30, 2015, $10.0 million of short-term investments transferred from being a Level 2 financial asset to a Level 1 financial asset when the short-term investments were sold in July 2015. The proceeds from the sale of the short-term investments were invested in money market funds, which is a Level 1 financial asset. During the three and nine months ended September 30, 2015, the Company realized a $0 and $10,000 other-than-temporary impairment loss on its short-term investments through other income (expense) in the accompanying condensed consolidated statements of operations. During the three and nine months ended September 30, 2014, the Company did not realize any other-than-temporary impairment on its short-term investments.

5.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	September 30, 2015	December 31, 2014
	(in thousands)

Cash	$1,542	$1,307
Cash equivalents:
Money market accounts	155,766	27,847

Total cash and cash equivalents	$157,308	$29,154

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Prepaid research and development project costs	$444	$515
Prepaid insurance	642	23
Other	194	23

Total prepaid expenses and other current assets	$1,280	$561

Property and Equipment, net

Property and equipment, net consists of the following:

	September 30, 2015	December 31, 2014
	(in thousands)

Computer equipment	$185	$56
Software	144	9
Lab equipment	241	163
Leasehold improvements	80	—

Property and equipment, gross	650	228
Less: accumulated depreciation	(85)	(14)

Total property and equipment, net	$565	$214

Depreciation and amortization related to the Company’s property and equipment was $32,000 and $71,000 for the three and nine months ended September 30, 2015 and was $3,000 for the three and nine months ended September 30, 2014.

Other Assets

Other assets consist of the following:

	September 30, 2015	December 31, 2014
	(in thousands)

Deferred offering costs	$—	$549
Restricted cash	200	75
Deferred tax assets	3	2

Total other assets	$203	$626

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Accrued research and development costs	$1,468	$526
Accrued employee related costs	1,003	759
Accrued professional fees	415	140
Other	27	48

Total accrued liabilities	$2,913	$1,473

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

As of September 30, 2015, the Company has not accrued the $3.0 million milestone payment to Novosom as regulatory authority approval is not probable of occurring.

As of September 30, 2015, the Company has not identified any product candidates that would pertain to the Marina License Agreement. Therefore, there is currently no potential expense or payment due under the Marina License Agreement.

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

As of September 30, 2015, the aggregate future non-cancelable minimum lease payments associated with this operating lease (based on the daily average exchange rate on September 30, 2015 quoted by the Bank of Canada) are as follows:

Years Ending December 31:	Operating Leases
(in thousands)

2015 (remainder)	$79
2016	315
2017	315
2018	53

Total	$762

The total rent expense for all operating leases was $0.1 million and $0.2 million for the three and nine months ended September 30, 2015 and was $17,000 and $39,000 for the three and nine months ended September 30, 2014.

Contract Research Organization Obligations

As of September 30, 2015, the aggregate future minimum payments associated with expected material agreements the Company entered into with contract research organizations are as follows:

Years Ending December 31:	Contract Research Organization Obligations
(in thousands)

2015 (remainder)	$761
2016	5,093
2017	4,434
2018	988

Total	$11,276

For the three and nine months ended September 30, 2015, total payments made to the contract research organization related to these obligations were $0.9 million and $2.4 million.

7. Common Stock Reserved for Issuance

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to effect the conversion of all outstanding shares of preferred stock (and preferred stock warrants), plus options granted and available for grant under the incentive plans.

	September 30, 2015	December 31, 2014
Conversion of outstanding Series A convertible preferred stock	—	252,817
Conversion of outstanding Series B redeemable convertible preferred stock	—	1,947,354
Conversion of outstanding Series B-1 redeemable convertible preferred stock	—	1,392,300
Conversion of outstanding Series C redeemable convertible preferred stock	—	2,487,770
Conversion of outstanding Series D redeemable convertible preferred stock	—	11,409,360
Outstanding preferred stock warrants	—	976,492
Outstanding and issued stock options	3,314,159	2,138,096
Shares reserved for future option grants	3,732,533	1,550,101
Shares reserved under the 2015 employee stock purchase plan	700,000	—

Total common stock reserved for issuance	7,746,692	22,154,290

8. Convertible and Redeemable Convertible Preferred Stock

During the three and nine months ended September 30, 2015, the Company issued an aggregate of 481,671 shares of redeemable convertible preferred stock upon the cash exercise of the Company’s Series B-1 and Series C redeemable convertible preferred stock warrants, consisting of 444,286 shares of Series B-1 redeemable convertible preferred stock and 37,385 shares of Series C redeemable convertible preferred stock.

In addition, during the nine months ended September 30, 2015, the Company issued an aggregate of 390,032 shares of redeemable convertible preferred stock upon the net exercise of the Company’s Series B, Series B-1 and Series C redeemable convertible preferred stock warrants, consisting of 5,850 shares of Series B redeemable convertible preferred stock, 291,165 shares of Series B-1 redeemable convertible preferred stock and 93,017 shares of Series C redeemable convertible preferred stock.

On July 21, 2015 (closing date of the IPO), all outstanding shares of Series A convertible preferred stock converted into 252,817 shares of common stock and all outstanding shares of Series B, Series B-1, Series C and Series D redeemable convertible preferred stock converted into 18,109,136 shares of common stock.

As of September 30, 2015, the Company had 10,000,000 shares of authorized preferred stock with a par value of $0.001. No preferred stock was outstanding as September 30, 2015.

The convertible and redeemable convertible preferred stock as of December 31, 2014 consisted of the following:

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

On issuance, the Company’s convertible and redeemable convertible preferred stock was recorded at fair value or the amount of allocated proceeds, net of issuance costs.

The Company’s Series B, B-1, C and D redeemable convertible preferred stock (collectively, the “redeemable convertible preferred stock”) was classified outside of stockholders’ deficit because the stock contained redemption features that commenced at any time on or after December 31, 2018 at the election of the Series B, B-1, C and D redeemable convertible preferred stockholders. The Company adjusted the carrying amount of the redeemable convertible preferred stock to equal the redemption value at the end of each reporting period. Due to the absence of retained earnings, adjustments to redemption value were recorded against additional paid-in capital, if any, and then to accumulated deficit. The change in the redemption value of the convertible preferred stock from January 1, 2015 to July 21, 2015 (closing date of IPO) was as follows:

Redeemable Convertible Preferred Stock

Series B	$46,976
Series B-1	36,961
Series C	52,832
Series D	237,246

Total adjustment to redemption value on redeemable convertible preferred stock	$374,015

As the redemption value for the redeemable convertible preferred stock was at times based on fair market value, the Company determined the fair value of the redeemable convertible preferred stock using a combination of the OPM and/or the PWERM models, or the fair value of the Company’s common stock. At July 21, 2015 (closing date of IPO), the fair value of redeemable convertible preferred stock was estimated based on the underlying fair value of the Company’s common stock. At December 31, 2014, the following assumptions were used in the OPM to determine fair value of the redeemable convertible preferred stock:

As of December 31, 2014
Expected term (in years)	1.2 – 2.5
Expected volatility	69 – 86%
Risk-free interest rate	0.3 – 0.6%
Expected dividend rate	—%

Amendment to Dividend Rights

On June 11, 2015, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to modify the terms of the cumulative accruing dividends on the outstanding shares of the Company’s Series C and Series D redeemable convertible preferred stock. Under the terms of the amended certificate of incorporation, upon conversion of the Company’s redeemable convertible preferred stock into common stock in connection with an IPO, the Company was required to pay 50% of the then accrued but unpaid accruing dividends on shares of the Series C and Series D redeemable convertible preferred stock in shares of the

Company’s common stock instead of payment in cash and the remaining 50% of the then accrued but unpaid accruing dividends was to be forfeited. The settlement of the accrued but unpaid accruing dividends in shares of common stock was required to be at the original issue price of the Series C and Series D redeemable convertible preferred stock of $5.215 per share. The terms of the dividends payable on the Series B and Series B-1 preferred stock were not modified.

Settlement of Cumulative Dividends

On July 21, 2015 (closing date of the IPO), the Company had total cumulative unpaid dividends in arrears of $18.9 million, which consisted of $9.4 million for the Series B, $1.7 million for the Series B-1, $1.7 million for the Series C and $6.1 million for the Series D redeemable convertible preferred stock. During the three and nine months ended September 30, 2015, the Company paid in cash accruing dividends in the aggregate amount of $5.5 million to the Series B and B-1 redeemable convertible preferred stockholders, consisting of $4.7 million for the Series B and $0.8 million for the Series B-1 redeemable convertible preferred stockholders. During the three and nine months ended September 30, 2015, the Company issued an aggregate of 750,946 shares of common stock to the Series C and D redeemable convertible preferred stockholders with an aggregate fair value of $20.4 million in settlement of the Series C and Series D redeemable convertible preferred stock cumulative dividends in accordance with the June 11, 2015 amendment discussed above, consisting of 161,536 shares of common stock with a fair value of $4.4 million to the Series C redeemable convertible preferred stockholders and 589,410 shares of common stock with a fair value of $16.0 million to the Series D redeemable convertible preferred stockholders.

9. Preferred Stock Warrants

The Company classified its preferred stock warrants as liabilities on the accompanying condensed consolidated balance sheets. During the three and nine months ended September 30, 2015, $18.2 million and $19.3 million of the fair value of the warrant liability was reclassified to redeemable convertible preferred stock in mezzanine equity and then into additional paid-in capital in stockholders’ equity (deficit) on conversion of redeemable convertible preferred stock into common stock on the closing of the IPO. The fair value of the warrants was estimated to be nil and $1.8 million as of September 30, 2015 and December 31, 2014. Refer to Note 4 for the valuation technique and assumptions used in estimating the fair value of the warrants.

During the three months ended September 30, 2015, 28,699 of the Series B-1 were cash exercised at an exercise price of $7.45 per share, 329,559 of the Series B-1 warrants were cash exercised at an exercise price of $2.6075 per share and 32,138 of the Series C warrants were cash exercised at an exercise price of $5.215 per share, resulting in total aggregate cash proceeds to the Company of $1.2 million. During the nine months ended September 30, 2015, 31,778 of the Series B-1 warrants were cash exercised at an exercise price of $7.45 per share, 412,508 of the Series B-1 warrants were cash exercised at an exercise price of $2.6075 per share and 37,385 of the Series C warrants were cash exercised at an exercise price of $5.215 per share, resulting in total aggregate cash proceeds to the Company of $1.5 million.

On the closing of the Company’s IPO, all of the remaining outstanding preferred stock warrants were net exercised at the IPO price of $17.00 per share, which resulted in 6,499 shares of common stock being issued upon the net exercise of outstanding warrants to purchase 10,414 shares of Series B preferred stock, 291,164 shares of common stock being issued upon the net exercise of outstanding warrants to purchase 349,054 shares of Series B-1 preferred stock and 93,017 shares of common stock being issued upon the net exercise of outstanding warrants to purchase 134,180 shares of Series C preferred stock.

10. Stock-Based Compensation

In the accompanying condensed consolidated statement of operations, the Company recognized stock-based compensation expense for its employees and non-employees as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Research and development	$733	$11	$1,032	$29
General and administrative	579	105	880	168

Total stock-based compensation	$1,312	$116	$1,912	$197

Determination of Fair Value

The estimated grant-date fair value of all the Company’s stock-based awards was calculated using the Black-Scholes option pricing model, based on assumptions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected term (in years)	6.1	5.9 – 6.3	5.2 – 10	5.0 – 6.3
Expected volatility	79%	82 – 83%	75 – 84%	81 – 83%
Risk-free interest rate	1.7 – 1.9%	1.7 – 1.8%	1.5 – 2.4%	1.5 – 1.8%
Expected dividend rate	— %	— %	— %	— %

Equity Incentive Plans

2015 Plan

The 2015 Equity Incentive Plan (the “2015 Plan”) became effective on July 14, 2015. Under the 2015 Plan, 3,400,000 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards, cash awards and stock bonuses. In addition, 365,535 shares that had been available for future awards under the 2008 Plan as of July 14, 2015, were added to the initial reserve available under the 2015 Plan, bringing the total number of shares reserved for issuance under the 2015 Plan upon its effective date to 3,765,535 shares. The number of shares initially reserved for issuance under the 2015 Plan will increase automatically on January 1 of each calendar year 2016 through 2025 by the number of shares equal to 4% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. The Company’s Board of Directors or Compensation Committee may reduce the amount of the increase in any particular year. The exercise price of each stock-based award issued under the 2015 Plan is required to be no less than the fair value of the Company’s capital stock, as determined by the board of directors on the date of the grant.

2008 Plan

The Company granted options under the 2008 Stock Plan (the “2008 Plan”) until July 2015 when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding under the 2008 Plan. The 2008 Plan provided for the granting of Incentive Stock Options (ISO), nonqualified stock options and stock purchase rights. In connection with the Board of Directors approval of the 2015 Plan, all remaining shares available for future award under the 2008 Plan were transferred to the 2015 Plan, and the 2008 Plan was terminated.

2005 Stock Plan

As of September 30, 2015, there were 940 awards issued and outstanding under the Company’s 2005 Plan (the “2005 Plan”). The terms of the 2005 Plan are similar to those of the 2008 Plan. On August 20, 2008, the board of directors canceled all shares available under the 2005 Plan with the intention to not issue any more shares under the plan.

A summary of activity under the 2005 Plan, 2008 Plan and 2015 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Options (in thousands)

Outstanding — December 31, 2014	1,550,101	2,138,096	$0.91	9.29	$3,153
Awards authorized	3,400,000	—
Options granted	(1,217,568)	1,217,568	5.96
Options exercised	—	(41,505)	0.76
Options cancelled	—	—	—

Outstanding — September 30, 2015	3,732,533	3,314,159	$2.77	8.96	$58,866

Exercisable — September 30, 2015		2,127,353	$0.98	8.59	$41,564

Vested and expected to vest — September 30, 2015		3,217,100	$2.72	8.95	$57,303

The weighted-average grant date fair values of options granted during the three and nine months ended September 30, 2015 was $23.60 and $10.19 per share and during the three and nine months ended September 30, 2014 was $1.12 and $0.96 per share. The aggregate intrinsic value of options exercised was $0.2 million for the three and nine months ended September 30, 2015 and $0.2 million for the three and nine months ended September 30, 2014. The total grant date fair value of options vested for the three and nine months ended September 30, 2015 was $0.7 million and $0.9 million and during the three and nine months ended September 30, 2014 was $0.1 million and $0.2 million.

As of September 30, 2015, total unrecognized stock-based compensation related to unvested stock options was $11.9 million, net of estimated forfeitures, which the Company expects to recognize over a remaining weighted-average period of 3.3 years. Certain stock options are subject to occurrence of a performance condition.

Performance-Based Stock Option Grant

During the year ended December 31, 2014, the Company granted options to purchase 217,305 shares of common stock to an executive officer which contains both performance-based and service-based vesting criteria. Stock-based compensation associated with these performance-based stock options is recognized if the performance condition is achieved.

On January 24, 2015, the Company amended the terms of the performance-based stock options to extend the date of the performance-based milestone. Upon the completion of the IPO in July 2015, the performance-based criteria of the stock options was achieved and the Company recorded additional stock-based compensation related to the achievement of these options of $0.1 million during the three and nine months ended September 30, 2015.

Liability for Early Exercise of Stock Options

The 2008 Plan allows for the granting of options that may be exercised before the options have vested. In December 2014, an executive officer early exercised 103,252 stock options. In February 2015, an executive officer early exercised 13,422 stock options. On early exercise, the awards became subject to a restricted stock agreement. The shares of restricted stock granted upon early exercise of the options are subject to the same vesting provisions as the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment or services, at the price paid by the purchaser, and are not deemed to be issued for accounting purposes until those related shares vest. The liability is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company has recorded the unvested portion of the exercise proceeds of $38,000 as a current liability as of September 30, 2015 and $0.1 million as a long-term liability as of December 31, 2014 from the early exercise in the accompanying condensed consolidated balance sheet. As of September 30, 2015 and December 31, 2014, 39,493 and 103,252 shares held by the employee remain unvested and subject to repurchase.

2015 Employee Stock Purchase Plan

The Company adopted the 2015 Employee Stock Purchase Plan (ESPP) and initially reserved 700,000 shares of common stock as of its effective date of July 15, 2015. The number of shares initially reserved for issuance under the ESPP will increase automatically on

January 1 for nine years from the first offering date by the number of shares equal to 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. The aggregate number of shares issued over the term of the 2015 Employee Stock Purchase Plan will not exceed 3,400,000 shares of common stock. Under the ESPP, participants are offered the options to purchase shares of Company’s common stock at a 15% discount during a series of discrete offering periods. The ESPP will not become effective until such time as the Compensation Committee determines in the future, and as of September 30, 2015, the initial offering periods had not commenced. As of September 30, 2015, no shares of common stock have been issued to employees participating in the ESPP and 700,000 shares were available for issuance under the ESPP.

11. Income Taxes

The Company did not record a provision for federal income taxes for the three and nine months ended September 30, 2015 because it expects to generate a loss for the year ended December 31, 2015. The income tax expense of $14,000 and $25,000 for the three and nine months ended September 30, 2015 represents foreign taxes. The Company’s deferred tax assets continue to be offset by a valuation allowance.

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

We have conducted two clinical trials with PNT2258 to date: a Phase 1 safety trial in patients with relapsed or refractory solid tumors and a Phase 2 trial in patients with relapsed or refractory non-Hodgkin’s lymphoma (NHL). Having observed preliminary evidence of efficacy and tolerability, we plan to pursue a broad registration-oriented clinical development program, initially in hematologic malignancies, that we anticipate will provide the foundation of a global registration strategy for PNT2258. In December 2014, we initiated “Wolverine,” an open-label 60 patient Phase 2 trial evaluating PNT2258 for the treatment of third-line relapsed or refractory diffuse large B-cell lymphoma (DLBCL). Subsequent to the end of the quarter, we initiated “Brighton”, an open-label 50 patient Phase 2 trial evaluating PNT2258 for the treatment of Richter’s transformed chronic lymphocytic leukemia (Richter’s CLL). Richter’s CLL is a rare and aggressive form of NHL with no currently approved therapies. We plan to initiate additional Phase 2 trials with PNT2258 in combination with other therapeutic agents or treatment regiments commencing in the first half of 2016. During 2016 we may also evaluate PNT2258’s potential in other hematological malignancies. If the efficacy data obtained in some or all of these trials are highly compelling, we plan to discuss accelerated registration paths and other regulatory designations with regulatory agencies.

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

Since inception, we have devoted substantially all of our resources to research and development activities, including the clinical development of our lead product candidate, PNT2258, and providing general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. Our net losses were $18.5 million and $41.8 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2015, we had an accumulated deficit of $522.7 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

On July 21, 2015, we completed the initial public offering (the “IPO”) of our common stock pursuant to a registration statement on Form S-1. In the IPO, we sold an aggregate of 9,315,000 shares of our common stock, which included 1,215,000 shares of common stock purchased by the underwriters upon the full exercise of their options to purchase additional common stock, at a price of $17.00 per share. We received aggregate cash proceeds of approximately $143.6 million from the IPO, net of underwriting discounts and commissions and offering expenses.

We have funded our operations to date primarily from the issuance and sale of our common stock in our IPO and our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through debt financings and exercises of our preferred stock warrants. As of September 30, 2015, we had cash and cash equivalents of $157.3 million.

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

Other Income (Expense), net

Change in Fair Value of Preferred Stock Warrants

Our preferred stock warrants were classified as a liability on our consolidated balance sheets and, as such, were re-measured to fair value at each balance sheet date, with the corresponding gain or loss from the adjustment recorded in the consolidated statement of operations. Upon the completion of the IPO, the liability on the outstanding preferred stock warrants was reclassified to additional paid-in capital in stockholders’ equity (deficit).

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

We did not record a provision for U.S. federal income taxes for the three and nine months ended September 30, 2015 because we expect to generate a loss for the year ended December 31, 2015. Our tax expense to date related to federal and provincial income taxes in Canada. Our deferred tax assets continue to be offset by a valuation allowance.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

	Three Months Ended September 30,		Change
	2015	2014	$
	(In thousands)
Operating expenses:
Research and development	$8,295	$2,437	$5,858
General and administrative	2,738	1,043	1,695

Total operating expenses	11,033	3,480	7,553

Loss from operations	(11,033)	(3,480)	(7,553)
Other income (expense), net:
Change in fair value of preferred stock warrants	(7,487)	(503)	(6,984)
Other income (expense)	29	22	7

Total other income (expense), net	(7,458)	(481)	(6,977)

Loss before provision for income taxes	(18,491)	(3,961)	(14,530)
Provision for income tax	14	—	14

Net loss	$(18,505)	$(3,961)	$(14,544)

Research and Development

Research and development expenses increased $5.9 million, from $2.4 million for the three months ended September 30, 2014 to $8.3 million for the three months ended September 30, 2015. The increase was primarily due to a $2.0 million increase in third-party manufacturing costs for the manufacture of PNT2258, a $1.9 million increase in costs related to the continuation of our PNT2258 clinical trials and a $1.8 million increase in personnel-related costs, of which $0.7 million was attributable to stock-based compensation.

General and Administrative

General and administrative expenses increased $1.7 million, from $1.0 million for the three months ended September 30, 2014 to $2.7 million for the three months ended September 30, 2015. The increase was primarily due to a $0.6 million increase in personnel costs, of which $0.5 million was attributable to an increase in stock-based compensation. The remaining increase was attributable to a $0.4 million increase in accounting, consulting, legal and other professional fees incurred in connection with activities related to being a public company and also, an increase in allocated overhead expenses primarily related to increased headcount in support of corporate growth.

Change in Fair Value of Preferred Stock Warrants

The change in the fair value of our preferred stock warrants increased $7.0 million, from $0.5 million for the three months ended September 30, 2014 to $7.5 million for the three months ended September 30, 2015. The increase in the fair value of our preferred stock warrants was directly attributable to the increase in the fair value of the underlying stock as a result of our progress towards our IPO, which closed on July 21, 2015.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

	Nine Months Ended September 30,		Change $
	2015	2014
	(In thousands)
Operating expenses:
Research and development	$18,329	$16,981	$1,348
General and administrative	6,053	2,327	3,726

Total operating expenses	24,382	19,308	5,074

Loss from operations	(24,382)	(19,308)	(5,074)
Other income (expense), net:
Change in fair value of preferred stock warrants	(17,443)	(999)	(16,444)
Other income (expense)	48	55	(7)

Total other income (expense), net	(17,395)	(944)	(16,451)

Loss before provision for income taxes	(41,777)	(20,252)	(21,525)
Provision for income taxes	25	—	25

Net loss	$(41,802)	$(20,252)	$(21,550)

Research and Development

Research and development expenses increased $1.3 million, from $17.0 million for the nine months ended September 30, 2014 to $18.3 million for the nine months ended September 30, 2015. The increase was primarily due to a $4.8 million increase in costs related to the continuation of our PNT2258 clinical trials, a $4.1 million increase in personnel-related costs, of which $1.0 million was attributable to an increase in stock-based compensation. The remaining increase was attributable to a $3.2 million increase due to the third-party manufacturing costs for the manufacture of PNT2258. These increased costs are partially offset by a one-time $11.0 million milestone payment that was made to Novosom during the nine months ended September 30, 2014.

General and Administrative

General and administrative expenses increased $3.7 million, from $2.3 million for the nine months ended September 30, 2014 to $6.1 million for the nine months ended September 30, 2015. The increase was primarily due to a $1.8 million increase in personnel-related costs, of which $0.7 million was attributable to an increase in stock-based compensation. The remaining increase was attributable to a $1.0 million increase in accounting, consulting, legal and other professional fees primarily incurred in connection with activities related to being a public company and also, an increase in allocated overhead expenses primarily related to increased headcount in support of corporate growth.

Change in Fair Value of Preferred Stock Warrants

The change in the fair value of our preferred stock warrants increased $16.4 million, from $1.0 million for the nine months ended September 30, 2014 to $17.4 million for the nine months ended September 30, 2015. The increase in the fair value of our preferred stock warrants was directly attributable to the increase in the fair value of the underlying stock as a result of our progress towards our IPO, which closed on July 21, 2015.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have never generated revenue and have incurred significant net losses. Our net losses for the three and nine months ended September 30, 2015 were $18.5 million and $41.8 million and for the three and nine months ended September 30, 2014 were $4.0 million and $20.3 million. As of September 30, 2015, we have an accumulated deficit of $522.7 million. Our principal sources of liquidity as of September 30, 2015, were cash and cash equivalents totaling $157.3 million.

In July 2015 we closed our IPO and sold an aggregate of 9,315,000 shares of our common stock, (inclusive of 1,215,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares) at a price of $17.00 per share. We received aggregate cash proceeds of approximately $143.6 million from the IPO, net of underwriting discounts and commissions and offering expenses. As of September 30, 2015, we did not have any outstanding borrowings or any debt arrangements.

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

To fund our current operating plans, we will need to raise additional capital. Our existing cash and cash equivalents, will not be sufficient for us to complete development of our lead product candidate and, if applicable, to prepare for commercializing any product candidate that may receive approval. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities; however, we believe that our existing cash and cash equivalents, including the net proceeds from our IPO will be sufficient to fund our current operating plans through at least the next 18 months. We cannot assure that we will ever be profitable or generate positive cash flow from operating activities. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)

Cash used in operating activities	$(21,189)	$(18,429)
Cash provided by (used in) investing activities	9,479	(10,117)
Cash provided by financing activities	139,876	58,672
Effect of exchange rate changes on cash and cash equivalents	(12)	—

Net increase in cash	$128,154	$30,126

Cash Flows from Operating Activities

For the nine months ended September 30, 2015, cash used in operating activities of $21.2 million was attributable to a net loss of $41.8 million, partially offset by $19.4 million in non-cash charges and a net change of $1.2 million in our net operating assets and liabilities. The non-cash charges consisted primarily of $17.4 million for the change in fair value of our preferred stock warrants and $1.9 million in stock-based compensation. The change in operating assets and liabilities was primarily attributable to an increase in accrued research and development costs.

For the nine months ended September 30, 2014, cash used in operating activities of $18.4 million was attributable to a net loss of $20.3 million partially offset by $1.2 million in non-cash charges and a net change of $0.6 million in our net operating assets and liabilities. Non-cash charges consisted primarily of a $1.0 million change in the fair value of our preferred stock warrants and $0.2 million in stock-based compensation. The change in operating assets and liabilities was primarily attributable to an increase in our accounts payable and accrued expenses related to higher costs offset by an increase in prepaid expenses and other current assets.

Cash Flows from Investing Activities

For the nine months ended September 30, 2015, cash provided by investing activities of $9.5 million was attributable to $10.0 million in proceeds from the sale of short-term investments, partially offset by the purchase of property and equipment and cash transferred to a restricted cash account for collateral for our corporate credit cards and facility lease.

For the nine months ended September 30, 2014, cash used in investing activities was $10.1 million, consisting of $10.0 million in cash paid to purchase short-term investments and $0.1 million of cash transferred to a restricted cash account.

Cash Flows from Financing Activities

For the nine months ended September 30, 2015, cash provided by financing activities was $139.9 million, consisting primarily of $143.9 million in net proceeds (including the payment of $3.4 million of deferred offering costs) received from the issuance of common stock upon our IPO and $1.5 million in proceeds received from the cash exercise of redeemable convertible preferred stock warrants. This change is partially offset by the payment of $5.5 million to the holders of the Series B and Series B-1 redeemable convertible preferred stock in settlement of the cumulative dividend provisions on IPO.

For the nine months ended September 30, 2014, cash provided by financing activities was $58.7 million, consisting of $57.5 million in net proceeds received from the issuance of our Series C and Series D redeemable convertible preferred stock, a $1.2 million repayment of the stock subscription receivable relating to our December 2013 closing of our Series C redeemable convertible preferred stock and $0.2 million in proceeds received from the exercise of stock options partially offset by the payment of $0.2 million in deferred offering costs.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2015, which represent material expected or contractually committed future obligations.

	Payments Due by Period
Contractual Obligations:	Remainder of 2015	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Clinical obligations(1)	$761	$9,527	$988	$—	$11,276
Operating lease obligations(2)	79	630	53	—	762

Total contractual obligations	$840	$10,157	$1,041	$—	$12,038

(1)	Reflects payments we are required to make pursuant to clinical agreements relating to the clinical trials for PNT2258.
(2)	Reflects payments we are required to make under an operating lease agreement (utilizing an exchange rate for the conversion of Canadian dollars into U.S. dollars of $0.75, based on the daily noon rate on September 30, 2015 quoted by the Bank of Canada).

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

Interest Rate Sensitivity

We had cash and cash equivalents of $157.3 million as of September 30, 2015, which consisted primarily of bank deposits and money market funds. In addition, we had short-term investments until July 2015. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, and the remediation of the material weakness identified in our internal control over financial reporting as of December 31, 2014, as described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

In July 2015, we issued 13,692 shares of common stock upon the exercise of stock options granted under our 2008 Stock Plan for an aggregate exercise price of $0.26. These transactions were exempt from the registration requirements of the Securities Act in reliance upon Rule 701 promulgated under the Securities Act or Section 4(a)(2) of the Securities Act.

In July 2015, we issued 358,258 shares of the Series B-1 redeemable convertible preferred stock upon the exercise of warrants for aggregate cash proceeds of approximately $1.1 million and issued 32,138 shares of Series C redeemable convertible preferred stock upon the exercise of warrants for aggregate cash proceeds of approximately $0.2 million. In July 2015, upon the closing of our IPO, we issued 390,680 shares of common stock in connection with the net exercise of 493,648 preferred stock warrants at the IPO price of $17.00. These transactions were exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

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

PRONAI THERAPEUTICS, INC.

Date: November 5, 2015	By:	/s/ Nick Glover
Nick Glover
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2015	By:	/s/ Sukhi Jagpal
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