Form 10-K
period 2015-12-31
ProNAi Therapeutics Inc
filed 2016-03-03
CIK 1290149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 001-37490

ProNAi Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0138994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2150 – 885 West Georgia Street Vancouver, British Columbia, Canada	V6C 3E8
(Address of principal executive offices)	(Zip Code)

(604) 558-6536

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the

Act.     YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s common stock began trading on The NASDAQ Global Market on July 16, 2015. The aggregate market value of common stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s common stock as of July 16, 2015 (based on the last reported sale price on The NASDAQ Global Market as of such date) was $656.6 million.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2016 was 30,099,375.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2016 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the end of the Registrant’s 2015 fiscal year and is incorporated by reference into Part III of this Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Annual Report) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and section 27A of the Securities Act of 1933, as amended (Securities Act). All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future clinical development activities, expected results of clinical trials, future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue.” “anticipate,” “intend,” “could,” “would,” “project,” “plan” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A, “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements to conform these statements to actual results or to changes in our expectations, except as required by law. You should read this Annual Report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Unless the context indicates otherwise, as used in this Annual Report, the terms “ProNAi,” “we,” “us” and “our” refer to ProNAi Therapeutics, Inc., a Delaware corporation, and its subsidiaries taken as a whole, unless otherwise noted. ProNAi and DNAi are our registered trademarks. The “ProNAi” logo and all product names are our common law trademarks. This Annual Report contains additional trade names, trademarks and service marks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

PART I

Item 1.	Business.

Overview

We are a clinical-stage oncology company led by a world-class senior management team of proven oncology drug developers. Our vision is to be a leader in developing and commercializing a broad and diverse portfolio of cancer therapies that deliver therapeutic outcomes that dramatically change patients’ lives. In addition to advancing our lead product candidate, PNT2258, we are seeking to expand the number of products we have under clinical development to leverage the full potential of our team.

Our lead product candidate, PNT2258, is based on our proprietary DNA interference (DNAi) technology platform. PNT2258 is designed to target BCL2, a widely overexpressed oncogene that is an important gatekeeper of the programmed cell death process known as apoptosis and has been linked to many forms of cancer. In a recent single-agent Phase 2 trial of 13 patients with relapsed or refractory non-Hodgkin’s lymphoma (NHL), PNT2258 demonstrated evidence of anti-tumor activity, with 11 patients achieving a complete response (CR), partial response (PR) or stable disease (SD). Furthermore, all four of the diffuse large B-cell lymphoma (DLBCL) patients treated in this trial experienced a clinical response, including three CRs and one PR, with reported durations on study in the range of nine to more than 28 months. Although not statistically powered for a formal efficacy analysis, we believe the preliminary evidence of efficacy observed in this trial, coupled with safety and tolerability data collected to date, suggest that PNT2258 has potential in the treatment of a variety of oncology indications.

Our lead product candidate, PNT2258, is a proprietary formulation of our single-stranded 24-base DNAi oligonucleotide, known as PNT100, encapsulated in the SMARTICLES Lipid Nanoparticle (LNP). PNT100 DNAi is designed to target a genetic regulatory region associated with BCL2, an important and validated oncogene known to be dysregulated in many types of cancer. This dysregulation, which is manifested in the excess production of BCL2 protein, is believed to provide certain cancer cells with the ability to resist naturally occurring apoptosis, which is a primary mechanism for the removal of aged, damaged or unnecessary cells. Since we estimate that BCL2 is expressed in more than 60% of all new cases across the top 10 most commonly diagnosed cancers in the United States, we believe there is the potential to develop PNT2258 across a variety of oncology indications.

We are pursuing a multi-faceted clinical development strategy that is designed to achieve regulatory approval and maximize the commercial opportunity of PNT2258. We have conducted two clinical trials with PNT2258 to date: a Phase 1 safety trial in patients with relapsed or refractory solid tumors and a Phase 2 trial in patients with relapsed or refractory NHL. Having observed preliminary evidence of efficacy and tolerability, we plan to pursue a broad registration-oriented clinical development program, initially in hematologic malignancies, that we anticipate will provide the foundation of a global registration strategy for PNT2258.

In December 2014, we initiated “Wolverine,” an open-label 60 patient Phase 2 trial evaluating PNT2258 for the treatment of third-line relapsed or refractory DLBCL. Initial interim data from this trial is expected to be reported in June 2016. DLBCL is the most prevalent form of NHL, comprising approximately 30% of the annual NHL diagnoses in the United States according to a 2013 report by the Leukemia & Lymphoma Society. In October 2015, we initiated “Brighton,” an open-label 50 patient Phase 2 trial evaluating PNT2258 for the treatment of Richter’s transformed chronic lymphocytic leukemia (Richter’s CLL). Initial interim data from this trial is expected to be reported in December 2016. Richter’s CLL is a rare and aggressive form of NHL with no currently approved therapies.

We are also designing a number of additional Phase 2 trials that could support the registration and commercialization strategies for PNT2258. We are carefully considering the timing of these additional trials with a view to maximizing PNT2258’s potential while deploying our capital prudently. Based on our current development strategy, we are planning to initiate two Phase 2 trials, “Cypress” and “Granite”, with PNT2258 for the treatment of second-line DLBCL in combination with other treatment regimens: in combination with R-ICE (Rituximab, Ifosfamide, Carboplatin, Etoposide) in the “transplant eligible” patient population; and in combination with BR (Bendamustine, Rituximab) in the “transplant ineligible” patient population. We may also evaluate PNT2258’s potential in DLBCL in combination with a targeted anti-cancer drug, and we may also evaluate PNT2258 in other hematological malignancies. If the efficacy data obtained in some or all of these trials are highly compelling, we plan to discuss accelerated registration paths and other regulatory designations with regulatory agencies. As appropriate, we may apply for orphan drug, breakthrough therapy, fast track or other regulatory designations.

Our Strategy

Key elements of our business strategy are to:

•	Expedite the Clinical Development and Regulatory Approval of PNT2258. We plan to advance our lead product candidate, PNT2258, for the treatment of several hematologic malignancies, initially focusing on indications where we believe PNT2258 has demonstrated anti-tumor activity and where there are significant unmet medical needs. The first two indications we plan to pursue are in DLBCL and Richter’s CLL. In December 2014, we initiated Wolverine, a Phase 2 trial for the treatment of third-line relapsed or refractory DLBCL, and in October 2015, we initiated Brighton, a Phase 2 trial for the treatment of Richter’s CLL. We are also designing a number of additional Phase 2 trials that could support the registration and commercialization strategies for PNT2258. If the data obtained in any of these trials are highly compelling, we plan to discuss accelerated registration paths and other regulatory designations with regulatory agencies.

•	Pursue a Multi-Faceted Development Strategy for PNT2258 Across Many Oncology Indications. In addition to developing PNT2258 for DLBCL and Richter’s CLL, we intend to expand the commercial market opportunity for PNT2258 by developing it for the treatment of a wide variety of BCL2-driven tumors, such as leukemias or solid tumors, as monotherapy and in combination with other therapeutic agents or treatment regimens. BCL2 overexpression has also been implicated as a driver of a wide variety of solid tumors, including breast, prostate and lung, which could provide additional future development opportunities for PNT2258.

•	Maximize the Global Commercial Value of our Product Candidates. As we further develop our products, we plan to build a commercial infrastructure with the capability to directly market our product candidates to oncologists in North America, and possibly other major geographies that are core to our commercial strategy. We plan to enter into collaborations for the development, marketing and commercialization of our product candidates in additional geographies at an appropriate time. We also plan to invest in scaling our manufacturing capacity to support our global commercial strategy.

•	Continue to Invest in our Proprietary DNAi Technology Platform and Evaluate its Potential to Yield Additional Pipeline Products. We plan to continue to conduct research in the field of DNAi to further our understanding of the anti-cancer mechanism of action of this technology. We believe DNAi technology may be applicable to additional high value genetic targets beyond BCL2 that are also challenging to effectively drug by conventional means. We plan to evaluate the potential of our DNAi technology platform to yield additional pipeline product candidates by targeting the genetic regulatory regions of oncogenes known to be involved in cancer.

•	Broaden our Proprietary Pipeline by Acquiring Product Candidates. We are actively seeking to acquire additional oncology product candidates through in-licensing or other strategic opportunities in order to leverage the full potential of our team. We are primarily seeking to acquire oncology drug candidates that could be advanced into human clinical trials within the next 12 to18 months and that potentially could be complementary to our lead drug when administered in combination.

Background on DNA and its Role in Cancer

Cancer is a leading cause of death in the developed world and the second leading cause of death in the United States, with 596,000 deaths and 1.7 million new cases estimated to occur in the United States in 2016, according to the American Cancer Society (ACS). The International Agency for Research on Cancer projects that in 2030, 21.7 million people will be diagnosed with cancer and 13 million will die of cancer in that year worldwide.

Cancer typically develops when DNA in normal cells begins to fail and genes that regulate the cell become disrupted, leading to uncontrolled growth and survival. These cancer-causing oncogenes may be triggered by external factors, such as chemicals, radiation and viruses, or internal factors, such as hormones, immune conditions and inherited mutations.

The most common methods of treating patients with cancer are surgery, radiation and drug therapy. A cancer patient often receives treatment with a combination of these methods. Surgery and radiation therapy are particularly effective for patients in whom the disease is localized. Physicians generally use systemic drug therapies in situations where the cancer has spread beyond the primary site or cannot otherwise be treated through surgery or radiation. The goal of drug therapy is to kill cancer cells or to damage cellular components required for the rapid growth and survival of cancer cells. In many cases, drug therapy entails the administration of several different drugs in combination. Over the past several decades, drug therapy has evolved from non-specific drugs that kill both healthy and cancerous cells, to drugs that target specific molecular pathways to selectively kill only cancer cells. While heightened vigilance, new diagnostic tests, combination regimens and targeted therapies have resulted in improvements in overall survival for some cancer patients, we believe that there is still a necessity for continued innovation in the treatment of cancer.

Much of cancer drug discovery has focused on therapeutic intervention at the protein level through conventional approaches, including small molecules and antibodies. However, many proteins are not “druggable” by small molecules or antibodies. Small molecule drugs can target proteins inside the cell, but are often limited to proteins with accessible functional domains. Antibodies are limited to targeting circulating proteins or those expressed on the cell surface. More recently, there has been broad interest in potentially drugging mRNA as a way of impacting oncology targets that were otherwise intractable to small molecules or antibodies, but development has been challenged by issues of delivery, toxicity and potency. We believe that there is substantial opportunity for the next-generation of cancer treatments to target DNA itself, directly interfering with the oncogenes responsible for cancer. This difference may allow our DNAi to have a more profound impact on oncogenic targets that may be difficult to drug effectively with these other approaches, and, therefore, potentially result in enhanced efficacy, durability and safety outcomes. In addition, we believe that our unique mechanism could also potentially amplify and be complementary to other therapeutic modalities.

With the vast trove of data about human DNA generated by the Human Genome Project and other genomic research, scientists and clinicians have more powerful tools to study the role that genetic factors play in complex diseases such as cancer. By leveraging this robust dataset, we can deploy our DNAi technology platform to identify oncogenes suitable for interference. We identified the BCL2 oncogene as a compelling oncogenic target for developing our first DNAi-based therapeutic.

Our Initial Target Oncogene – BCL2, a Key Regulator of Apoptosis

Apoptosis, or naturally occurring programmed cell death, is a primary mechanism for the removal of aged, damaged and unnecessary cells. BCL2 was the first apoptotic regulator identified. The discovery that the BCL2 protein was found to inhibit cell death supported the notion that cancer is not only enabled by unlimited proliferation, but also by impaired apoptosis.

In cancer patients, higher levels of BCL2 expression are generally correlated with poor prognoses and resistance to chemotherapies. By promoting cancer cell survival, BCL2 overexpression contributes to tumor formation and growth, as well as the subsequent development of chemo-resistance as observed in a broad variety of tumors. Given its central role in cancer cell survival, BCL2 is an important and validated oncogenic target for therapeutic development.

Aberrant BCL2 control mechanisms are a defining characteristic of a variety of cancers. BCL2 overexpression is found not only in NHL, but also in other hematologic malignancies and solid tumors. We estimate that BCL2 is expressed in more than 60% of all new cases across the top 10 most commonly diagnosed cancers in the United States.

Our Approach – DNAi

Our DNAi technology platform is based on the breakthrough discovery at Wayne State University and Karmanos Cancer Institute that single-stranded DNA oligonucleotides can interact with genomic DNA in order to interfere with oncogenes. We acquired this technology and subsequently developed an algorithm for identifying DNAi product candidates using bioinformatics and our understanding of gene regulatory regions. In particular, understanding which specific sequences of DNA are involved in regulating genes, as well as identifying which regions reside in an accessible open DNA conformation, are important components of our know-how in designing DNAi oligonucleotides.

The ability to leverage DNAi as a broadly applicable therapeutic modality requires an effective delivery vehicle. Our approach uses pH-responsive LNPs designed to protect our DNAi oligonucleotides and deliver them to cancer cells, enabling broad systemic distribution after intravenous infusion. Specifically, our LNPs are composed of a proprietary liposomal formulation of four lipids selected to impart stability, enhance pharmacokinetics and facilitate systemic exposure of the drug payload. In particular, our LNPs have been engineered to avoid sequestration in the liver, and, unlike other technologies, our LNPs can dynamically change their surface electrical charge. They are negatively charged at physiological pH levels, and do not employ PEG stabilizers and therefore do not interact with the patient’s immune system and other biological factors that can result in toxicities. Within the acidic environment found in tumors, our LNPs become positively charged and therefore more amenable to cellular uptake and cytoplasmic release of their payloads.

In general, the effective systemic delivery of oligonucleotides has been a profound challenge to their deployment as therapeutics. We believe the favorable properties of our LNPs may offer advantages over certain other nanoparticle delivery systems, underscoring our decision to exclusively license the SMARTICLES LNP technology for the field of DNAi.

In order to maintain our competitive position in the field of DNAi, we plan to continue conducting research to further our understanding of this technology. We believe that DNAi technology may be applicable to additional high value genetic targets beyond BCL2 that are also challenging to drug by conventional means.

Our Lead Product Candidate – PNT2258

Overview

Our lead DNAi product candidate, PNT2258, is a proprietary formulation of our single-stranded 24-base DNAi oligonucleotide, known as PNT100, encapsulated in our LNP. After intravenous infusion, PNT2258 achieves broad systemic distribution and is taken up by cancer cells, where PNT100 DNAi oligonucleotides traffic to the nuclei of cells, and is designed to target a genetic regulatory region involved in the transcription of BCL2.

Design of PNT2258

The design of PNT2258 comprises two components, which are depicted below:

•	PNT100 DNAi Oligonucleotide. The active ingredient of PNT2258 is our PNT100 DNAi, a single-stranded 24-base oligonucleotide. PNT100 DNAi oligonucleotides are designed to target a specific regulatory region of the BCL2 oncogene.

•	LNP Delivery Technology. In PNT2258, protective amphoteric liposomes encapsulate PNT100 DNAi, providing enhanced serum stability and optimized pharmacokinetic properties to facilitate their broad systemic distribution after intravenous infusion. Within the acidic environment found in tumors, our LNPs become positively charged and therefore more amenable to cellular uptake and cytoplasmic release of their payloads.

The Design of PNT2258 Comprises Two Components

Our Initial Focus in Lymphoma and Leukemia

Lymphoma is the most common blood cancer, with an estimated 81,000 new cases of lymphoma expected to be diagnosed in 2016, according to the ACS. Lymphoma occurs when cells of the immune system, or lymphocytes, grow and multiply uncontrollably. The two main types of lymphocytes that can develop into lymphomas are B-lymphocytes (B-cells) and T-lymphocytes (T-cells). Lymphoma is further classified as either Hodgkin’s or non-Hodgkin’s. NHL, a type of B-cell lymphoma, describes a diverse group of blood cancers that arise from the damaged DNA of a lymphocyte parent cell. NHL, which comprises more than 60 subtypes, is the most common form of lymphoma and is expected to account for approximately 73,000 new cases in the United States in 2016, according to the ACS. NHL carries a much poorer prognosis than Hodgkin’s lymphoma, and is expected to account for approximately 20,800 of 21,000 total annual deaths caused by lymphoma in the United States in 2016, according to the ACS. Additionally, while incidence rates for Hodgkin’s lymphoma have recently remained stable, the incidence of NHL has increased over time.

One NHL subtype where BCL2 overexpression is thought to be a key driver of disease is DLBCL. This aggressive form of cancer is the most prevalent form of NHL, comprising approximately 30% of the annual NHL diagnoses in the United States according to a 2013 report by the Leukemia & Lymphoma Society. DLBCL affects mostly middle aged and older adults and is aggressive but potentially curable. First-line treatment of intensive combination chemotherapy involving rituximab may cure approximately 67% of patients. If this fails, second-line treatment is typically platinum-based chemotherapy along with continued rituximab. In the event that a response is achieved with second-line treatment, patients may be given a hematopoietic stem cell transplant. If second-line treatment or the transplant fails, patients are left with few options and little hope of a curative therapy. The median survival for third-line DLBCL patients is approximately six months.

Leukemia is cancer of the body’s blood-forming tissues, including the bone marrow and the lymphatic system. According to the ACS, an estimated 60,000 new cases of leukemia are expected to be diagnosed in 2016. One of the main types of leukemia is chronic lymphocytic leukemia (CLL), a type of blood cancer that begins in the bone marrow. According to the ACS, approximately 19,000 individuals in the United States are expected to be diagnosed with CLL in 2016. High level BCL2 expression is seen in most patients with CLL. Though typically classified as a low-grade lymphoproliferative disorder, 3% to 11% of CLL patients will experience transformation to Richter’s CLL, a fast-growing variant of DLBCL, during the course of their disease. Richter’s CLL is a highly proliferative, rapidly progressing disease affecting mostly older adults with a median survival of approximately one year, and represents a significant unmet medical need with no currently approved therapies.

Status of Our Clinical Development Program

In February 2008, we submitted an investigational new drug (IND) application for PNT2258 as an anticancer agent. The IND is currently active and all completed and currently planned clinical trials for PNT2258 have been or are being conducted under this IND.

We have conducted two clinical trials with single-agent PNT2258 to date: a Phase 1 safety trial in 22 patients with relapsed or refractory solid tumors and a Phase 2 trial in 13 patients with relapsed or refractory NHL.

In December 2014, we initiated Wolverine, an open-label 60 patient Phase 2 trial evaluating single-agent PNT2258 for the treatment of third-line relapsed or refractory DLBCL. In October 2015, we initiated Brighton, an open-label 50 patient Phase 2 trial evaluating single-agent PNT2258 for the treatment of Richter’s CLL.

We are also designing a number of additional Phase 2 trials that could support the registration and commercialization strategies for PNT2258. This includes two Phase 2 trials with PNT2258 for the treatment of second-line DLBCL in combination with other treatment regimens, in the “transplant eligible” and “transplant ineligible” patient populations. We also may evaluate PNT2258’s potential in DLBCL in combination with a targeted anti-cancer drug and may evaluate PNT2258 in other hematological malignancies. We are carefully considering the timing of these additional trials with a view to maximizing PNT2258’s potential while deploying our capital prudently.

In order to obtain regulatory approval and potentially commercialize PNT2258, we will need to complete the Phase 2 clinical trials described above and possibly Phase 3 registration-oriented clinical trials in order to properly evaluate the safety and efficacy of PNT2258. If the efficacy data obtained in some or all of the Phase 2 trials are highly compelling, we plan to discuss accelerated registration paths and other regulatory designations with regulatory agencies. In order to obtain marketing approval to commercialize PNT2258, a new drug application (NDA) must be filed with, and approved by, the FDA. Additionally during this time, we will need to complete manufacturing validation runs and commercial manufacturing facility readiness for prior approval inspections in preparation for the NDA and product launch.

The amount and timing of our expenditures on these trials will depend upon numerous factors, including the ongoing status and results. Although it is difficult to predict additional capital requirements, we believe that our existing cash and cash equivalents will be sufficient to allow us to achieve clinical data read-outs for the Wolverine and Brighton trials. We anticipate that we will need additional funding to complete these and our other planned clinical trials.

PNT2258-01: Phase 1 Trial in Advanced or Metastatic Solid Tumor Malignancies

Trial Overview

We initiated our Phase 1 dose escalation clinical trial with PNT2258 in 2010 to determine the safety and tolerability of PNT2258 administered by intravenous infusion. This Phase 1 trial involved 22 patients with relapsed or refractory solid tumor malignancies, including patients diagnosed with non-small cell lung cancer, squamous cell cancer of the head and neck, colorectal cancer, breast cancer, endometrial cancer, liver cancer, pancreatic cancer and prostate cancer. As this trial was safety oriented, patients were not chosen for participation on the basis of their BCL2 status and, thus, overt evidence of anti-tumor effect was not expected. Data from the trial were also used to determine an appropriate dose and schedule for subsequent trials and to evaluate any preliminary anti-cancer activity of PNT2258.

Safety Results

PNT2258 was administered on days one through five of a 21-day schedule at doses ranging from 1 to 150 mg/m2 over a two to four hour intravenous infusion. At all dose levels, patients received a range of zero to eight cycles with a median of two cycles. Of the 310 planned doses of PNT2258, 299 were administered as scheduled. No subjects were dose-reduced for toxicity.

Across all dose levels, and regardless of attribution, a total of 82 treatment emergent adverse events (AEs), and six serious adverse events (SAEs) were reported. The most common AEs were fatigue (eight events in seven patients; 7/22 patients, 31.8%; grade range 1-2) and infusion reaction manifesting as back or flank pain (eight events in five patients; 5/22 patients, 22.7%; grade range 2-3.) An increase in aspartate aminotransferase at the 150 mg/m2 dose level was observed in a patient with metastatic disease to the liver and resolved spontaneously within 48 hours, and one patient developed a grade 4 thrombocytopenia within 30 days of study participation at the 150 mg/m2 dose level. The most common reasons for study discontinuation were progressive disease or symptomatic deterioration (13 patients, 62%) or lack of clinical benefit (5 patients, 24%). Two patients (9%) discontinued therapy due to an adverse event and one patient (4%) withdrew informed. One patient died as a result of disease progression within 30 days of trial participation.

PNT2258 was considered to be well tolerated at all doses by the investigators in this trial. In addition, there was no evidence of a systemic immune response to the LNP or PNT100; no significant changes in immune-stimulatory cytokines or clinical signs of anaphylaxis following dosing of PNT2258 were observed, which supports the lack of a non-specific immune response.

Efficacy Results

Patients were not enrolled in this trial on the basis of their BCL2 expression status; thus, overt evidence of anti-tumor effect was not expected. Of the 22 patients participating in the Phase 1 trial, six had SD at the time of the end-of-cycle two CT scan and none achieved a CR or PR. Four patients remained in the trial for greater than four cycles (range 5-8 cycles).

PNT2258-02: Phase 2 Trial in Relapsed or Refractory NHL

Trial Overview

In December 2012, we initiated a single arm, open-label Phase 2 trial in patients with relapsed or refractory NHL, defined as patients who are no longer or were never responsive to treatment with approved or experimental therapies. The primary objective was to determine PNT2258’s anti-tumor activity across several hematological malignancies and to collect safety data.

The trial enrolled 13 patients with a median age of 63 who had been previously treated with one to four prior regimens; six of these patients were refractory to prior treatment. Of these 13 patients, four patients were diagnosed with DLBCL, five with follicular non-Hodgkin’s lymphoma (FL), two with mantle cell lymphoma (MCL) and two with CLL/small lymphocytic lymphoma (SLL).

Phase 2 Trial Dosing Regimen in Relapsed or Refractory NHL

As shown in the figure above, in the induction phase, patients received 120 mg/m2 of PNT2258 over a three to five hour intravenous infusion on days one through five of a 21-day cycle for six to eight cycles. In the continuation phase, patients who achieved stable disease or better received 100 mg/m2 over a two hour intravenous infusion on days one and two of a 28-day cycle, until disease progression.

Efficacy Results

In November 2014, we reported that 11 of the 13 (85%) patients achieved CR, PR or SD. In accordance with the International Working Group response criteria for each indication, potential responses include: CR, which for CLL means complete remission and for the other indications listed means complete response; PR, which for CLL means partial remission and for the other indications listed means partial response; SD which means stable disease for all indications listed; and PD, which means progressive disease for all indications listed.

Of the four DLBCL patients, three achieved CRs and one achieved a PR, with reported durations on study ranging from nine to more than 28 months. Of the five FL patients, one achieved a CR, one achieved a PR and three responded with SDs, with reported durations on study ranging from four months to more than 34 months. Of the two patients with CLL, one responded with SD and the other responded with PD. Of the two MCL patients, one responded with SD and other responded with PD. The table below summarizes the duration on study in the 13 patients as of each patient’s last reported scan:

Duration on Study with PNT2258 in Phase 2 Trial

A notable durable CR was achieved in a 79-year-old male with Richter’s CLL. The patient presented with aggressive disease at baseline and was refractory to two prior chemotherapy-containing regimens for Richter’s CLL. After six cycles of treatment with single-agent PNT2258, the patient experienced a complete metabolic response that was defined as a CR. The patient remained on study for 10 months before progressing.

Safety Results

Patients were scheduled to receive PNT2258 at a dose of 120 mg/m2 IV over two to four hours, on days one through five of a 21-day cycle for six to eight cycles. All patients received PNT2258 per the aforementioned dose and schedule, with the exception of 4 patients who received reduced doses of PNT2258.

The most commonly reported drug-related AEs (in two or more patients) were nausea and chills, occurring in 12 and 8 patients respectively, as well as diarrhea, fatigue and vomiting (each in eight patients). The majority of drug-related AEs were assessed as grade 1 or 2 in severity. Most frequently reported grade 3 drug-related AEs were diarrhea (in three patients), as well as nausea, neutropenia, hyperphosphataemia and back and groin pain (each in two patients). Two related SAEs were reported; one grade 3 event of dehydration and one grade 2 event of altered mental status. There were no occurrences of grade 4 AEs and no drug-related discontinuations or deaths. No occurrences of tumor lysis syndrome, hyperkalemia, or hypocalcemia were noted.

For patients that experienced infusion-related events such as back or groin pain, chills and nausea, supportive care measures were usually sufficient to allow administration of the full dose of PNT2258 and adherence to the administration schedule.

These data demonstrate that PNT2258 administered to patients with recurrent or treatment refractory NHL was generally well tolerated and without evidence of significant metabolic abnormality or major organ toxicity.

Clinical Development Strategy

Having observed preliminary evidence of efficacy and tolerability in clinical trials to date, and given our belief that PNT2258 has the potential to be efficacious across a wide range of oncology indications, we plan to pursue a broad registration-oriented clinical development program, initially in hematologic malignancies, that may provide the foundation of a global registration strategy for PNT2258. In particular, in December 2014, we initiated Wolverine, a Phase 2 trial for the treatment of third-line relapsed or refractory DLBCL, and in October 2015, we initiated Brighton, a Phase 2 trial evaluating PNT2258 for the treatment of Richter’s CLL.

Given that BCL2 overexpression has been implicated as a fundamental driver in a wide variety of cancers, a primary goal of our clinical development strategy is to exploit the full commercial potential of PNT2258 by developing the product candidate in earlier lines of therapy in DLBCL and additional indications, either as monotherapy or in combination with other therapeutic agents or treatment regimens. Specifically, we believe that PNT2258 could also potentially amplify and be complementary to other therapeutic modalities.

We plan to initiate additional Phase 2 trials with PNT2258 in combination with other therapeutic agents or treatment regiments and we may also evaluate PNT2258’s potential in other hematological malignancies. If the efficacy data obtained in some or all of these trials are highly compelling, we plan to discuss accelerated registration paths and other regulatory designations with regulatory agencies. As appropriate, we may apply for orphan drug, breakthrough therapy, fast track or other regulatory designations.

PNT2258-03 Wolverine Trial in Relapsed or Refractory DLBCL

In December 2014, the first patient was enrolled in our Phase 2 Wolverine trial in third-line relapsed or refractory DLBCL. Wolverine is a multi-center, open-label Phase 2 trial of single-agent PNT2258 that will characterize anti-tumor activity and collect safety data on approximately 60 patients with relapsed or refractory DLBCL. Initial interim data from this trial is expected to be reported in June 2016.

The primary endpoint is overall response rate (defined as the proportion of patients achieving CR or PR) and secondary endpoints include duration of response, disease control rate, progression-free survival, overall survival and exploratory predictors of outcome based on biomarker assessments as described below. We expect that the results of this trial may ultimately be used to design a subsequent registration trial. However, if the data obtained are highly compelling, we plan to discuss accelerated registration paths and other regulatory designations with regulatory agencies.

The Wolverine trial employs a two-phase dosing regimen. In the induction phase, patients will receive 120 mg/m2 of PNT2258 intravenously on days one through five of a 21-day cycle. Treatment in the induction phase may continue for a total of eight cycles, unless there is disease progression or the occurrence of unacceptable toxicity. In the continuation phase, patients who achieve stable disease or better will receive 100 mg/m2 intravenously on days one through four of a 28-day cycle, until disease progression.

Biomarker Assessments

The Wolverine trial has been designed to identify and characterize patients who respond to PNT2258 on the basis of their genetics and disease characteristics. In particular, BCL2 protein levels can be measured from tumor biopsies, and we plan to correlate clinical responses with BCL2 overexpression in these patients.

Other exploratory predictors of outcome will be assessed by biomarker sample analysis. In particular, the “double hit” lymphoma population, representing approximately 30% of the total DLBCL population, has higher risk disease with a poorer prognosis than other DLBCL patients, and do not respond as well to standard treatment. These patients can be identified because they overexpress proteins from both the BCL2 and CMYC oncogenes. If PNT2258 shows efficacy in this population, it may represent an opportunity for future development in an area of high unmet medical need.

Wolverine has also been designed to identify patient responders according to the genetics of their DLBCL cancer cells, specifically the cell-of-origin sub-type (germinal center B-cell (GCB) vs. activated B-cell (ABC)), as these patients tend to differ in their prognoses and response to medical treatment. Since BCL2 is overexpressed in both sub-types, PNT2258 may be active in both types of disease, which could potentially differentiate our drug versus certain other therapeutics in common use or in development that only demonstrate activity in one sub-type.

PNT2258-04 Brighton Trial in Richter’s CLL

In October 2015, we initiated a Phase 2 trial for PNT2258 for the treatment of Richter’s CLL. Brighton is a multi-center, open-label, Phase 2 investigation of single-agent PNT2258 to characterize anti-tumor activity and collect safety data on approximately 50 patients with Richter’s CLL.

The primary endpoint is overall response rate (defined as the proportion of patients achieving CR or PR) and secondary endpoints include duration of response, disease control rate, progression-free survival, overall survival and exploratory predictors of outcome. If the data obtained in this trial are highly compelling, we plan to discuss accelerated registration paths and other regulatory designations with regulatory agencies.

The Brighton trial employs a two-phase dosing regimen. In the induction phase, patients will receive 120 mg/m2 of PNT2258 intravenously on days one through five of a 21-day cycle. Treatment in the induction phase may continue for a total of eight cycles, unless disease progression or the occurrence of unacceptable toxicity. In the continuation phase, patients who achieve stable disease or better will receive 100 mg/m2 intravenously on days one through four of a 28-day cycle, until disease progression.

PNT2258-05 Cypress Combination Trial in Transplant Eligible Second line BCL

The BCL2 oncogene is upregulated as a cancer cell survival mechanism following chemotherapy, and is therefore an important contributor to the development of chemo-resistance. We believe that targeting BCL2 through DNA interference may potentially sensitize cancer cells to chemotherapy.

This multi-center, open-label, Phase 2 trial will evaluate the safety and efficacy of PNT2258 combined with the standard of care chemotherapy regimen (R-ICE) in patients with second-line recurrent or refractory BCL who are likely to undergo stem cell transplant.

PNT2258-06 Granite Combination Trial in Transplant Ineligible Second line DLBCL

This multi-center, open-label, Phase 2 trial will evaluate the safety and efficacy of PNT2258 combined with a standard of care chemotherapy regimen (BR: Bendamustine, Rituximab) in patients with recurrent or refractory DLBCL who are unfit for stem cell transplant.

Additional PNT2258 Combination and Monotherapy Phase 2 Trials

Recent literature provides the scientific rationale for PNT2258 in combination with a number of targeted cancer therapeutics that modulate critical signaling pathways, such as CD20, BTK and PI3K, that invoke the apoptotic process and cause death of cancer cells. Since BCL2 resides at a key node of the apoptotic pathway, there is a scientific rationale to enhance the apoptotic signal with the addition of PNT2258 to these targeted therapies. We believe there is a strong scientific rationale to suggest that targeting BCL2 could be clinically beneficial in combination with a targeted therapy and may initiate a Phase 2 combination trial of PNT2258 in combination with a targeted therapy.

Since we estimate that BCL2 is expressed in more than 60% of all new cases across the top 10 most commonly diagnosed cancers in the United States, we are also interested in developing PNT2258 for indications beyond DLBCL. Specifically, BCL2 is highly overexpressed in various other hematologic malignancies. We may initiate a trial to test the potential efficacy of PNT2258 as a single agent in the treatment of one or more other hematological malignancies. If initial results are promising, this trial may provide a basis for subsequent clinical development, facilitating PNT2258’s entry into additional cancer indications to further broaden its commercial potential. BCL2 overexpression has also been implicated as a driver of a wide variety of solid tumors, including breast, prostate and lung, which could provide additional future development opportunities for PNT2258.

License and Payment Agreements

Marina License Agreement

In March 2007, we entered into an exclusive license agreement with Novosom AG (Novosom) to use certain patented LNP delivery technology (SMARTICLES) for any of our DNAi drug candidates that target a region of the BCL2 gene. In July 2010, the original Novosom license agreement was acquired by Marina, but Novosom retained the right to receive all payments due from us under the original Novosom license agreement.

In March 2012, we and Marina entered into another exclusive license agreement, which we refer to as the Marina license agreement, for the use of certain of Marina’s patented delivery technology, including LNP technology, for any of our current or future DNAi product candidates that target any gene. In exchange for this exclusive right, we paid Marina an upfront payment of $0.3 million in 2012. We will also be required to pay Marina milestone payments of up to an aggregate of $14.5 million for each DNAi product candidate other than PNT2258 upon successful completion of certain clinical and regulatory milestone events relating to each DNAi product candidate. In addition, for DNAi product candidates other than PNT2258, we are required to pay Marina a low single-digit royalty on net sales of all licensed products by us, our affiliates or sublicensees.

The Marina license agreement expires, on a licensed product-by-licensed product and country-by-country basis, on the earlier of (i) the end of the calendar quarter in which sales in such country of generic products for the licensed product exceed 25% of the sales of such licensed product in such country; or (ii) the later of (A) the date of expiration of the last to expire patent having a valid claim relating to such licensed product in a particular county or (B) 10 years after the first commercial sale of a licensed product in such country. Either party may terminate the Marina license agreement in the event of a material breach that remains uncured following the date that is up to 120 days, depending on the type of breach, from the date that the breaching party is provided with written notice by the non-breaching party, or upon certain insolvency events relating to the other party. We may terminate the Marina license agreement at our sole discretion at any time upon 90 days written notice to Marina.

Novosom Payment Agreement

In connection with an amendment to the Marina license agreement in April 2014, the rights from Marina under the Marina license agreement were amended to expressly include PNT2258, and we terminated the prior license agreements with Novosom and entered into a license payment agreement with Novosom to restructure the payments owing for PNT2258. Pursuant to the license payment agreement, by making a one-time payment to Novosom of $11.0 million in April 2014, we terminated the other payment obligations owing to Novosom for PNT2258 except for one remaining $3.0 million milestone equivalent payment due upon regulatory authority approval of PNT2258, and a low single-digit royalty payment to Novosom on net sales of PNT2258.

The license payment agreement expires on a country-by-country basis on the later of (i) the expiry, invalidation or abandonment of the last valid claim of a licensed patent right relating to the licensed product in such country; (ii) the licensed product becomes uncompetitive or unprofitable in such country or (iii) the expiration or termination of our remaining payment obligations to Novosom. In the license payment agreement, we and Marina further agreed not to terminate the Marina license agreement with respect to the use of the LNP delivery technology for PNT2258 or otherwise amend the agreement in a manner that would reduce or be likely to reduce the payments due to Novosom under the license payment agreement, without the prior consent of Novosom.

Research and Development

Since commencing operations, we have dedicated a significant portion of our resources to research and development activities, including the clinical development of our product candidate. We incurred research and development expenses of $26.4 million, $19.1 million and $2.8 million, during the years ended December 31, 2015, 2014 and 2013, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to advance PNT2258.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for PNT2258 and future product candidates, our DNAi technology and other know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary or intellectual property rights. Our strategy is to seek to protect our proprietary position and intellectual property position by, among other methods, filing patent applications related to our proprietary technology and product candidates in the United States and in foreign jurisdictions. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We have filed and will continue to file patent applications directed to the compositions of matter and methods of use related to various aspects of PNT2258 and our DNAi technology. As of December 31, 2015, we were the owner of seven U.S. patents, expiring between 2017 and 2028, absent any adjustments or extensions, comprising claims directed to the compositions of PNT2258, PNT100, oligonucleotides directed against the oncogenes CMYC and RAS, and methods of use of pharmaceutical compositions comprising PNT2258 and rituximab. As of December 31, 2015, we also owned five pending U.S. patent applications, related to PNT2258 for the treatment of cancer indications as a single agent, or in combination with chemotherapeutics and/or rituximab and DNA oligonucleotides directed against various oncogenes, including RAS. Any patents issuing from these U.S. utility applications are expected to expire between 2024 and 2034, absent any adjustments or extensions. As of December 31, 2015, we also owned 39 issued foreign patents and 26 pending foreign patent applications in 23 foreign jurisdictions, including Australia, Canada, China, Europe and Japan. These foreign patents, and any patents issuing from these pending foreign patent applications, are expected to expire between 2025 and 2034, absent any adjustments or extensions. These foreign patents and patent applications comprise claims that relate to the compositions of PNT2258, PNT100, oligonucleotides directed against the oncogenes CMYC, CHARAS, CKIRAS, HER2 and TGFBeta and methods of use of PNT2258 for cancer indications as a single agent or in combination with chemotherapeutics and/or rituximab.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those drugs, depending upon the length of the clinical trials for each product candidate and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.

As with other oncology companies, our ability to maintain and solidify our proprietary and intellectual property position for our product candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, patent applications that we may file or license from third parties may not result in the issuance of patents. We also cannot predict the breadth of claims that may be allowed or enforced in our patents. Our issued patents and any issued patents that we may receive in the future may be challenged, invalidated or circumvented. For example, we cannot be certain of the priority of inventions covered by pending third-party patent applications. If third parties prepare and file patent applications that also claim technology or therapeutics to which we have rights, we may have to participate in interference proceedings to determine priority of invention, which could result in substantial costs to us, even if the eventual outcome is favorable to us. In addition, because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that, before PNT2258 or any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent.

In addition to patents, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our scientific advisors and consultants, and invention assignment agreements with our employees. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses requiring invention assignment, to grant us ownership of technologies that are developed through our relationship with a third party.

With respect to our DNAi technology platform, we consider trade secrets and know-how to be our primary intellectual property. Trade secrets and know-how can be difficult to protect. We anticipate that with respect to this DNAi technology platform, these trade secrets and know-how may over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel skilled in the art from academic to industry scientific positions.

Competition

The oncology industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors. While we believe that our technology, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. To our knowledge, no other company has a DNAi-based product candidate in clinical development at the present time.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may develop. Our competitors also may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic drugs.

Manufacturing

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of PNT2258 and other potential product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We have engaged third-party manufacturers to manufacture PNT100 and to obtain lipids and other raw materials and consumables necessary for the manufacture of PNT2258. In addition, we continue to invest in process development and scale up activities relating to PNT100 and PNT2258 with a view to establishing robust, commercial scale manufacturing processes for both.

We do not currently have arrangements in place for redundant supply. We believe that our manufacturers have sufficient capacity to meet our current demand and, in the event they fail to meet our demand, adequate alternative sources for such materials exist. However, there is a risk that if supplies are interrupted or result in poor yield or quality, it would materially harm our business. We will continue to evaluate product demand requirements and qualify alternate sources for PNT100 and PNT2258 on an as-needed basis.

Manufacturing is subject to extensive regulations that impose various procedural and documentation requirements, which govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance, among others. Our contract manufacturing organizations are required to comply with current good manufacturing practice (cGMP) regulations, which are regulatory requirements for the production of pharmaceuticals that will be used in humans.

Government Regulation

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (FDC Act) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted (i) in compliance with federal regulations; (ii) in compliance with good clinical practice (GCP), an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; and (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The trial protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board (IRB) for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in rare instances where the trial is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, and the applicant under an approved NDA is also subject to annual product and establishment user fees. These fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most such applications for standard review drug products are reviewed within ten to twelve months; most applications for priority review drugs are reviewed in six to eight months. Priority review can be applied to drugs that the FDA determines offer major advances in treatment, or provide a treatment where no adequate therapy exists. For biologics, priority review is further limited only for drugs intended to treat a serious or life-threatening disease relative to the currently approved products. The review process for both standard and priority review may be extended by FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. FDA will not approve the product unless compliance with cGMPs is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require Risk Evaluation and Mitigation Strategies (REMS) to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals and elements to assure safe use (ETASU). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Changes to some of the conditions established in an approved application, including changes in indications, labeling or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

Pediatric Information

Under the Pediatric Research Equity Act (PREA), NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted. The Best Pharmaceuticals for Children Act (BPCA) provides NDA holders a six-month extension of any exclusivity—patent or non-patent—for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition—generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

Fast Track Designation and Accelerated Approval

FDA is required to facilitate the development, and expedite the review, of drugs that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new drug candidate may request that FDA designate the drug candidate for a specific indication as a fast track drug concurrent with, or after, the filing of the IND for the drug candidate. FDA must determine if the drug candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request.

Under the fast track program and FDA’s accelerated approval regulations, FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments.

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by FDA.

In addition to other benefits such as the ability to use surrogate endpoints and engage in more frequent interactions with FDA, FDA may initiate review of sections of a fast track drug’s NDA before the application is complete. This rolling review is available if the applicant provides, and FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, FDA’s time period goal for reviewing an application does not begin until the last section of the NDA is submitted. Additionally, the fast track designation may be withdrawn by FDA if FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Breakthrough Therapy Designation

FDA is also required to expedite the development and review of the application for approval of drugs that are intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Under the breakthrough therapy program, the sponsor of a new drug candidate may request that FDA designate the drug candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the drug candidate. FDA must determine if the drug candidate qualifies for breakthrough therapy designation within 60 days of receipt of the sponsor’s request.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. Competitors may use this publicly-available information to gain knowledge regarding the progress of development programs.

Post-Approval Requirements

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling.

AE reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality-control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

The Hatch-Waxman Act

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application (ANDA). An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.

The ANDA application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired.

Exclusivity

Upon NDA approval of a new chemical entity or NCE, which is a drug that contains no active moiety that has been approved by FDA in any other NDA, that drug receives five years of marketing exclusivity during which FDA cannot receive any ANDA seeking approval of a generic version of that drug. Certain changes to a drug, such as the addition of a new indication to the package insert, are associated with a three-year period of exclusivity during which FDA cannot approval an ANDA for a generic drug that includes the change. An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA may be filed before the expiration of the exclusivity period.

Patent Term Extension

After NDA approval, owners of relevant drug patents may apply for up to a five year patent extension. The allowable patent term extension is calculated as half of the drug’s testing phase (the time between IND application and NDA submission) and all of the review phase (the time between NDA submission and approval up to a maximum of five years). The time can be shortened if FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years. For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the United States Patent and Trademark Office must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.

Anti-Kickback, False Claims Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain general business and marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes, false claims statutes and other statutes pertaining to healthcare fraud and abuse. The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (PPACA) amended the intent element of the federal statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to commit a violation. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws, including the federal civil False Claims Act, prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. This includes claims made to programs where the federal government reimburses, such as Medicaid, as well as programs where the federal government is a direct purchaser, such as when it purchases off the Federal Supply Schedule. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Additionally, PPACA amended the federal Anti-Kickback Statute such that a violation of that statute can serve as a basis for liability under the federal False Claims Act. The majority of states also have statutes or regulations similar to the federal Anti-Kickback Statute and False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offerer or payor knows or should know is likely to influence the beneficiary to order a receive a reimbursable item or service from a particular supplier, and the additional federal criminal statutes created by the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services.

Other Federal and State Regulatory Requirements

Pursuant to PPACA, the Centers for Medicare & Medicaid Services (CMS) has issued a final rule that requires manufacturers of prescription drugs to collect and report information on certain payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members. The first reports were due in 2014 and must be submitted on an annual basis. The reported data were posted in searchable form on a public website on September 30, 2014, and will be posted on an annual basis. Failure to submit required information may result in civil monetary penalties.

In addition, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual physicians in these states. Other states prohibit various other marketing-related activities. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes. Several additional states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act (HITECH), and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, imposes specified requirements on certain types of people and entities relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect.

If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and imprisonment, contractual damages, reputation harm, and diminished profits or future earnings, any of which could adversely affect our ability to operate our business and our financial results.

Also, the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. We cannot assure you that our internal control policies and procedures will protect us from reckless or negligent acts committed by our employees, future distributors, partners, collaborators or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. Sales of pharmaceutical products depend significantly on the availability of third-party coverage and reimbursement. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. Although we currently believe that third-party payors will provide coverage and reimbursement for our product candidates, if approved, these third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive clinical studies to demonstrate the comparative cost-effectiveness of our products. The product candidates that we develop may not be considered cost-effective. It is time consuming and expensive for us to seek coverage and reimbursement from third-party payors. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

The marketability of any product candidates for which we or our collaborators receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

By way of example, in March 2010, the PPACA was signed into law, which intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among the provisions of the PPACA of importance to our potential drug candidates are:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

There have been judicial and Congressional challenges and amendments to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, which will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products to the extent we choose to develop or sell any products outside of the United States. The approval process varies from country to country and the time may be longer or shorter than that required to obtain FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

In the European Union (EU), member states require both regulatory clearances by the national competent authority and a favorable ethics committee opinion prior to the commencement of a clinical trial. Under the EU regulatory systems, marketing authorization applications may be submitted under either a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU member states. It is compulsory for medicines produced by certain biotechnological processes. Because our products are produced in that way, we would be subject to the centralized process. Under the centralized procedure, pharmaceutical companies submit a single marketing authorization application to the European Medicines Agency. Once granted by the European Commission, a centralized marketing authorization is valid in all EU member states, as well as the EEA countries Iceland, Liechtenstein and Norway. By law, a company can only start to market a medicine once it has received a marketing authorization.

Employees

As of December 31, 2015, we had 52 employees, of which 12 had M.D. or Ph.D. degrees and 33 were engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Financial Information

We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, assets and liabilities, including our net loss for the years ended December 31, 2015, 2014 and 2013 and our total assets as of December 31, 2015 and 2014, is included in our Consolidated Financial Statements in Item 8 of this Annual Report.

Corporate Information

We were incorporated in Delaware in May 2003 as Phenome Systems, Inc. and changed our name to ProNAi Therapeutics, Inc. in April 2004. Shortly thereafter, we merged with SenseGene Therapeutics Inc., a Michigan corporation, with ProNAi Therapeutics, Inc. being the surviving corporation. Our principal executive offices are located at 2150 – 885 West Georgia Street, Vancouver, British Columbia, Canada V6C 3E8, and our telephone number is (604) 558-6536. Our website address is www.pronai.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider information on our website to be part of this Annual Report.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information with the Securities and Exchange Commission (SEC). Our filings with the SEC are available free of charge on the SEC’s website at www.sec.gov and on our website under the “Investors” tab as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also read and copy, at SEC prescribed rates, any document we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington D.C. 20549. You can call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room.

Item 1A.	Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

We are a clinical-stage oncology company with a limited operating history. Since inception, we have incurred significant operating losses. Our net losses were $53.3 million and $23.9 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, we had an accumulated deficit of $534.2 million. Investment in oncology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue the development of our lead product candidate, PNT2258, further research and develop our DNAi technology platform, seek to identify additional product candidates, seek regulatory approval, prepare for potential commercialization and operate as a public company.

Even if we succeed in commercializing PNT2258 or any future product candidates we may develop, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital.

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

In December 2014, we initiated Wolverine, an open-label 60 patient Phase 2 trial evaluating single-agent PNT2258 for the treatment of third-line relapsed or refractory diffuse large B-cell lymphoma (DLBCL). In October 2015, we initiated Brighton, an open-label 50 patient Phase 2 trial evaluating PNT2258 for the treatment of Richter’s transformed chronic lymphocytic leukemia (Richter’s CLL). We may initiate two additional Phase 2 trials, Cypress and Granite, with PNT2258 for the treatment of second-line DLBCL in combination with other treatment regimens, in the “transplant eligible” and “transplant ineligible” patient populations, respectively. We may also evaluate PNT2258’s potential in DLBCL in combination with a targeted anti-cancer drug in other hematological malignancies. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We cannot, therefore, guarantee that we will be successful in obtaining the required efficacy and safety profile from the performance of any of our clinical programs. A failure of one or more clinical trials can occur at any stage of testing.

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

We have used substantial funds to develop our DNAi technology platform and PNT2258. We expect to continue to spend substantial amounts to further advance PNT2258 in clinical development, scale up manufacturing related to PNT2258, acquire or in-license other drugs and technologies, identify and develop additional product candidates, develop our DNAi technology platform, , seek regulatory approvals for our product candidates, establish a commercial sales force and manufacture and market products, if any, that are approved for commercial sale. We also incur significant additional compliance and administrative costs as a result of operating as a public company. While we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our current operating plans through at least the next 18 months, which we expect will allow us to achieve clinical data read-outs for our Wolverine and Brighton Phase 2 trials, we anticipate that we will need additional funding for the completion of these and our other planned clinical trials.

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

Our approach to the development of therapeutic treatments focuses on using our proprietary DNAi technology platform. This approach is unproven and may not result in marketable products. We plan to leverage our DNAi technology platform to generate a pipeline of product candidates that interfere with oncogenes known to be involved in cancer and potentially genes implicated in other diseases. While we believe that product candidates developed with our DNAi technology platform may offer potential improvements compared to other therapeutic approaches, the scientific research that forms the basis of our efforts to develop product candidates based on our DNAi technology platform is preliminary and limited.

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

We intend to form or seek strategic alliances or enter into acquisitions or additional licensing arrangements in the future. We may be unable to form or enter into such alliances, acquisitions or licensing arrangements on our anticipated timeline, and we may not realize the expected benefits of any such transaction.

We intend to form or seek strategic alliances, create joint ventures or collaborations or enter into acquisitions or additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any of these transactions and relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. These transactions and relationships also may result in a delay in the development of our product candidates if we become dependent upon the other party and such other party does not prioritize the development of our product candidates relative to its other development activities. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates on our anticipated timeline, or all, because our product candidates may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If we license products or acquire businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction.

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

We have conducted two clinical trials with PNT2258 to date: a Phase 1 safety trial in patients with relapsed or refractory solid tumors and a pilot Phase 2 trial in patients with relapsed or refractory non-Hodgkin’s lymphoma (NHL). PNT2258 was considered to be well tolerated by the investigators in these trials, with most adverse events (AEs) of mild to moderate designation. However, we have not discussed with the FDA, and the FDA may not agree with, our current or any future assessment of the side-effect or safety profile of PNT2258 in these or other indications. In addition, because PNT2258 has been tested as monotherapy in relatively small patient populations and for limited durations to date, additional side effects may be observed as its development progresses, including in any combination trials that we may conduct in the future. Furthermore, given that some of the patients in our clinical trials may continue therapy until disease progression, we may observe additional side effects with extended dosing, and it may be difficult to distinguish such AEs from symptoms of disease progression. Given the similar chemistries underlying PNT2258 and our other potential DNAi product candidates, it is possible their observed safety profiles may be similar.

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

We have requested orphan drug designation for the use of PNT2258 to treat DLBCL, Richter’s CLL and other rare indications. We may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

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

We have requested orphan drug designation for the use of PNT2258 to treat DLBCL, Richter’s CLL or other rare indications. We have obtained EU orphan drug designation and have submitted a U.S. orphan drug designation request however, despite such request, we may not obtain orphan drug designation for any indications in the United States. Even if we obtain orphan drug designation, we will not obtain exclusive marketing rights in the United States if we are not the first sponsor to obtain approval for the candidate for the orphan designated indication. In addition, exclusive marketing rights in the United States may be limited or lost if we seek approval for an indication broader than the orphan designated indication, if the FDA later determines that the request for designation was materially defective, if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a second product containing the same active moiety for the same orphan condition is demonstrated to be clinically superior to our product.

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

One of our strategies is to leverage our DNAi technology platform to generate a pipeline of product candidates that interefere with oncogenes known to be involved in cancer and potentially genes implicated in other diseases. We may be unable to identify the regulatory regions of other cancer and disease genes, and if we do, we may be unsuccessful in developing a product candidate that inhibits transcription or effectively provides therapeutic treatment. Even if our research programs initially show promise in targeting other genes and identifying potential product candidates, they may ultimately fail to yield product candidates for clinical development. Developing, obtaining regulatory approval and commercializing additional product candidates will require substantial additional funding and is prone to the risks of failure inherent in the development of therapeutic treatments. We cannot provide you any assurance that we will be able to successfully advance any potential future product candidates through the development process.

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

As of December 31, 2015, we had 52 employees. As our development and commercialization plans and strategies develop, and as we continue to develop our public company infrastructure, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As of December 31, 2015, we had U.S. federal operating loss carryforwards of $57.0 million and state operating loss carryforwards of $54.5 million, expiring in years ranging from 2021 to 2035. We also had net tax credit carryforwards of $1.9 million available to reduce future tax liabilities, if any, for U.S. federal purposes. The net tax credit carryforwards begin to expire in 2031. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5% stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have experienced an ownership change in the past and may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income and taxes may be subject to limitations.

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

We are or may in the future be subject to federal, state, and foreign healthcare laws and regulations pertaining to, among other things, fraud and abuse and patients’ rights. These laws and regulations include:

•	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made under a federal healthcare program such as Medicare or Medicaid;

•	the U.S. federal false claims and civil monetary penalties laws, including the federal civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting or causing to be presented, claims for payment by government funded programs such as Medicare or Medicaid that are false or fraudulent, and which may apply to us by virtue of statements and representations made to customers or third parties;

•	the U.S. federal Health Insurance Portability and Accountability Act (HIPAA), which created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud healthcare programs;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), which imposes requirements on certain types of people and entities relating to the privacy, security, and transmission of individually identifiable health information, and requires notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

•	the federal Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, to report annually to the Centers for Medicare & Medicaid Services (CMS) information related to payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members, which is published in a searchable form on an annual basis; and

•	state laws comparable to each of the above federal laws, such as, for example, anti-kickback and false claims laws that may be broader in scope and also apply to commercial insurers and other non-federal payors, requirements for mandatory corporate regulatory compliance programs, and laws relating to patient data privacy and security. Other state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. Even if we succeed in bringing one or more products to the market, these products may not be considered cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. Because our programs are in the early stages of development, we are unable at this time to determine their cost effectiveness or the likely level or method of reimbursement. Increasingly, the third-party payors, such as government and private insurance plans, who reimburse patients or healthcare providers, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for pharmaceutical products. If the coverage provided for any products we develop is inadequate in light of our development and other costs, our return on investment could be adversely affected.

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

Reimbursement may be based on payments allowed for lower-cost products that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. However, no uniform policy requirement for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for new drugs that we develop and for which we obtain regulatory approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our financial condition.

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

•	mandatory rebates for drugs sold into the Medicaid program were increased, and the rebate requirement was extended to drugs used in risk-based Medicaid managed care plans;

•	the 340B Drug Pricing Program under the Public Health Services Act was extended to require mandatory discounts for drug products sold to certain critical access hospitals, cancer hospitals and other covered entities;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•	pharmaceutical companies are required to offer discounts on brand-name drugs to patients who fall within the Medicare Part D coverage gap, commonly referred to as the “donut hole”; and

•	pharmaceutical companies are required to pay an annual non-tax deductible fee to the federal government based on each company’s market share of prior year total sales of branded products to certain federal healthcare programs, such as Medicare, Medicaid, Department of Veterans Affairs and Department of Defense. Since we expect our branded pharmaceutical sales, if any of our products are approved, to constitute a small portion of the total federal health program pharmaceutical market, we do not expect this annual assessment to have a material impact on our financial condition.

There have been judicial and Congressional challenges, and amendments to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future. The full effect of the U.S. healthcare reform legislation on our business activities is unknown. The financial impact of the U.S. healthcare reform legislation will depend on a number of factors, including but not limited to, the policies reflected in implementing regulations and guidance and changes in sales volumes for products affected by the new system of rebates, discounts and fees. The legislation may also have a positive impact on our future net sales, if any, by increasing the aggregate number of persons with healthcare coverage in the United States. Further, new litigation is currently pending before the U.S. Supreme Court to invalidate certain provisions of the PPACA.

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

U.S. federal government agencies currently face potentially significant spending reductions. Under the Budget Control Act of 2011, the failure of Congress to enact deficit reduction measures of at least $1.2 trillion for the years 2013 through 2021 triggered automatic cuts to most federal programs. These cuts would include aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2025 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, which was enacted on January 1, 2013, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers. The full impact on our business of these automatic cuts is uncertain. If federal spending is reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve drug research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

Pursuant to a license agreement with Marina, we hold an exclusive license from Marina to use certain patented delivery technology, including a particular form of liposomal delivery system, for unlimited use with our current or future DNAi products candidates directed against any gene target. Either party may terminate this license agreement in the event of a material breach that remains uncured following the date that is up to 120 days, depending on the type of breach, from the date that the breaching party is provided with written notice by the non-breaching party, or immediately upon certain insolvency events relating to the other party. See “Item 1, Business—License and Payment Agreements” for additional information regarding this license agreement.

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

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. We have filed and will continue to file patent applications directed to the compositions of matter and methods of use related to various aspects of PNT2258 and our DNAi technology. As of December 31, 2015, we were the owner of seven U.S. patents, expiring between 2017 and 2028, absent any adjustments or extensions, comprising claims directed to the compositions of PNT2258, PNT100, oligonucleotides directed against the oncogenes CMYC and RAS, and methods of use of pharmaceutical compositions comprising PNT2258 and rituximab. As of December 31, 2015, we also owned five pending U.S. patent applications, related to PNT2258 for the treatment of cancer indications as a single agent, or in combination with chemotherapeutics and/or rituximab and DNA oligonucleotides directed against various oncogenes, including RAS. Any patents issuing from these U.S. utility applications are expected to expire between 2024 and 2034, absent any adjustments or extensions. As of December 31, 2015, we also owned 39 issued foreign patents and 26 pending foreign patent applications in 23 foreign jurisdictions, including Australia, Canada, China, Europe and Japan. These foreign patents, and any patents issuing from these pending foreign patent applications, are expected to expire between 2025 and 2034, absent any adjustments or extensions. These foreign patents and patent applications comprise claims that relate to the compositions of PNT2258, PNT100, oligonucleotides directed against the oncogenes CMYC, CHARAS, CKIRAS, HER2 and TGFBeta and methods of use of PNT2258 for cancer indications as a single agent or in combination with chemotherapeutics and/or rituximab.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock has been and may continue to be volatile, and you may be unable to sell your shares at or above the price at which you purchased them.

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

We have broad discretion in the application of the net proceeds from our initial public offering, including for any of the purposes described in the prospectus related to our initial public offering. Because of the number and variability of factors that will determine our use of the remaining net proceeds, their ultimate use may vary substantially from the use described in the prospectus related to our initial public offering. The failure by our management to apply these funds effectively could harm our business.

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

We are not currently required to comply with the rules of the Securities and Exchange Commission (SEC) that implement Section 404, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose until our annual report for the year ended December 31, 2016. Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404.

Additionally, we have in the past and may in the future identify material weaknesses or significant deficiencies in internal control over financial reporting. Under standards established by the Public Company Accounting Oversight Board, a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. We cannot assure you that there will not be additional material weaknesses or significant deficiencies that our independent registered public accounting firm or we will identify. If we identify such issues or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with the Nasdaq Stock Market listing requirements.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the securities or industry analysts who publish research about us downgrade our stock or publish inaccurate or unfavorable evaluations of our company or our stock, the price of our stock could decline. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause our stock price to decline.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters is located in Vancouver, British Columbia, where we occupy approximately 8,300 square feet of office space under a lease that expires in February 2018. We also occupy approximately 4,300 square feet of office and laboratory space in Plymouth, Michigan that expires in March 2016 with respect to the laboratory space. We are currently negotiating with the landlord of the Plymouth, Michigan office space to extend the term of our lease. We also expect to occupy approximately 4,700 square feet of office space in Brisbane, California under a lease that is expected to commence in March 2016 and expire in April 2019. We believe that these facilities will be sufficient to meet our current needs.

Item 3.	Legal Proceedings.

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock has been listed on the NASDAQ Global market under the symbol “DNAI” since July 16, 2015. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported on the NASDAQ Global Market:

	High	Low
Fiscal Year 2015
Third Quarter (from July 16, 2015)	$33.75	$19.04
Fourth Quarter	$20.85	$13.18

On March 1, 2016, the last reported sale price of our common stock on the NASDAQ Global Market was $6.00 per share. As of March 1, 2016, there were 143 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Stock Price Performance Graph

The graph below shows a comparison from July 16, 2015, the date on which our common stock first began trading on the NASDAQ Global market, of the cumulative total return on an assumed investment of $100.00 in cash in our common stock as compared to the same investment in the NASDAQ Composite Index and the NASDAQ Biotechnology Index, all through to December 31, 2015. Such returns are based on historical results and are not intended to suggest future performance.

*	$100 invested on July 16, 2015 in stock or index. Fiscal year ending December 31.

Cumulative Total Return Comparison

	7/16/15	12/31/15
ProNAi Therapeutics, Inc.	$100.00	$48.83
NASDAQ Composite	$100.00	$96.98
NASDAQ Biotechnology	$100.00	$86.42

This performance graph is not deemed to be “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference to such filing.

Dividend Policy

We have never declared or paid cash or stock dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends on common stock will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Recent Sale of Unregistered Securities

From January 1, 2015 through December 31, 2015, we sold and issued the following unregistered securities, which share numbers have been adjusted, as appropriate, to reflect the 7.45-to-1 reverse stock split which became effective on July 2, 2015:

(1)	Prior to filing our registration statement on Form S-8 in 2015, we granted options to our directors, officers, employees and consultants to purchase 1,184,566 shares of common stock under our 2008 Stock Plan with per share exercise prices ranging from $3.055 to $6.705, and issued 54,929 shares of common stock upon exercise of such options.

(2)	Prior to filing our registration statement on Form S-8 in 2015, in July 2015, we issued 358,258 shares of the Series B-1 redeemable convertible preferred stock upon the exercise of warrants for aggregate cash proceeds of approximately $1.1 million and issued 32,138 shares of Series C redeemable convertible preferred stock upon the exercise of warrants for aggregate cash proceeds of approximately $0.2 million. In July 2015, upon the closing of our IPO, we issued 390,680 shares of common stock in connection with the net exercise of 493,648 preferred stock warrants at the IPO price of $17.00.

The offers, sales and issuances of the securities described in paragraph (1) above were deemed to be exempt from registration under the Securities Act under Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.

The offers, sales, and issuances of the securities described in paragraph (2) above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

Use of Proceeds from Registered Securities

On July 15, 2015, our Registration Statement on Form S-1 (File No. 333-204921) relating to the IPO of our common stock was declared effective by the SEC. Pursuant to such Registration Statement, we sold an aggregate of 9,315,000 shares of our common stock at a price of $17.00 per share for aggregate cash proceeds of approximately $143.6 million, net of underwriting discounts and commissions and offering costs.

There has been no material change in the expected use of the net proceeds from our IPO, as described in our final prospectus filed with the SEC on July 16, 2015 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders. See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management.”

Item 6.	Selected Consolidated Financial Data.

We have derived the following selected consolidated statement of operations data for the years ended December 31, 2015, 2014 and 2013 and the selected consolidated balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements included elsewhere in this report. The selected consolidated balance sheet data as of December 31, 2013 is derived from our audited consolidated financial statements which are not included in this report.

Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the selected consolidated financial data below in conjunction with “Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013
	(in thousands except share and per share data)
Consolidated Statements of Operations Data:
Operating expenses(1):
Research and development	$26,356	$19,078	$2,843
General and administrative	9,472	3,500	1,162

Total operating expenses	35,828	22,578	4,005

Loss from operations	(35,828)	(22,578)	(4,005)
Other income (expense), net:
Change in fair value of preferred stock warrants	(17,443)	(1,380)	(202)
Interest expense	—	—	(2,719)
Other income	66	87	94

Total other income (expense), net	(17,377)	(1,293)	(2,827)

Loss before provision for income taxes	(53,205)	(23,871)	(6,832)
Provision for income taxes	55	2	—

Net loss	(53,260)	(23,873)	(6,832)
Adjustment to redemption value on redeemable convertible preferred stock	(374,015)	(49,849)	(5,713)
Series B and B-1 redeemable convertible preferred stock dividend	(5,543)	—	—
Series C and D redeemable convertible preferred stock dividend	(20,366)	—	—

Net loss attributable to common stockholders	$(453,184)	$(73,722)	$(12,545)

Net loss per share attributable to common stockholders, basic and diluted(2)	$(31.47)	$(69.08)	$(19.18)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted(2)	14,399,506	1,067,259	653,914

(1)	Includes the following stock-based compensation:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Stock-based compensation:
Research and development	$1,846	$65	$5
General and administrative	1,340	237	17

Total stock-based compensation	$3,186	$302	$22

(2)	Basic and diluted net loss per share attributable to common stockholders is computed based on the weighted-average number of shares of common stock outstanding during each period. On June 29, 2015, our board of directors approved a 7.45-to-1 reverse stock split of our common stock, convertible preferred stock and redeemable convertible preferred stock, which became effective on July 2, 2015. All share and per share data in this table has been adjusted to reflect the reverse stock split. For additional information, see Notes 1 and 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	December 31,
	2015	2014	2013
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$150,180	$29,154	$2,429
Short-term investments	—	10,010	—
Working capital	144,456	37,630	1,561
Total assets	152,768	40,565	2,460
Long-term note payable and accrued interest	—	—	433
Preferred stock warrant liabilities	—	1,810	430
Total liabilities	7,397	4,005	1,761
Convertible preferred stock	—	2,543	2,543
Redeemable convertible preferred stock	—	141,832	34,005
Accumulated deficit	(534,187)	(107,807)	(34,691)
Total stockholders’ equity (deficit)	145,371	(107,815)	(34,690)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the historical consolidated financial statements and the notes thereto included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data.” This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Annual Report. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors.”

Overview

We are a clinical-stage oncology company led by a world-class senior management team of proven oncology drug developers. Our vision is to be a leader in developing and commercializing a broad and diverse portfolio of cancer therapies that deliver therapeutic outcomes that dramatically change patients’ lives. Our lead DNAi product candidate, PNT2258, is designed to target BCL2, a widely overexpressed oncogene that is an important gatekeeper of the programmed cell death process known as apoptosis and has been linked to many forms of cancer. We are pursuing a multi-faceted clinical development strategy that is designed to efficiently achieve regulatory approval and maximize the commercial opportunity of PNT2258. In addition to advancing PNT2258, we are seeking to expand the number of products we have under clinical development to leverage the full potential of our team.

We have conducted two clinical trials with PNT2258 to date: a Phase 1 safety trial in patients with relapsed or refractory solid tumors and a Phase 2 trial in patients with relapsed or refractory non-Hodgkin’s lymphoma (NHL). Having observed preliminary evidence of efficacy and tolerability, we plan to pursue a broad registration-oriented clinical development program, initially in hematologic malignancies, that we anticipate will provide the foundation of a global registration strategy for PNT2258. In December 2014, we initiated “Wolverine,” an open-label 60 patient Phase 2 trial evaluating PNT2258 for the treatment of third-line relapsed or refractory diffuse large B-cell lymphoma (DLBCL). In October 2015, we initiated “Brighton,” an open-label 50 patient Phase 2 trial evaluating PNT2258 for the treatment of Richter’s transformed chronic lymphocytic leukemia (Richter’s CLL). Richter’s CLL is a rare and aggressive form of NHL with no currently approved therapies. Based on our current development plan, we are planning to initiate additional Phase 2 trials with PNT2258 in combination with other therapeutic agents or treatment regiments. We may also evaluate PNT2258’s potential in other hematological malignancies. If the efficacy data obtained in some or all of these trials are highly compelling, we plan to discuss accelerated registration paths and other regulatory designations with regulatory agencies.

Our DNAi platform technology is based on the breakthrough discovery at Wayne State University and Karmanos Cancer Institute that single-stranded DNA oligonucleotides can interact with genomic DNA in order to interfere with oncogenes. We acquired this technology and subsequently developed an algorithm that we employ for rationally designing our DNAi product candidates using bioinformatics and our understanding of gene regulatory domains. In March 2007, we entered into an exclusive license agreement with Novosom AG (Novosom) to use certain patented lipid nanoparticle (LNP) delivery technology used in PNT2258. In July 2010, the original Novosom license agreement was acquired by Marina Biotech, Inc. (Marina), but Novosom retained the right to receive all future payments related to PNT2258. In March 2012, we and Marina entered into another exclusive license agreement for the use of certain of Marina’s patented delivery technology, including LNP technology, for any of our current or future DNAi product candidates other than PNT2258. In exchange for this exclusive right, we paid Marina an upfront payment of $0.3 million and will also be required to pay Marina milestone payments of up to an aggregate of $14.5 million for each DNAi product candidate other than PNT2258 as well as low single-digit royalties on net sales for DNAi product candidates other than PNT2258. In April 2014, we entered into a license payment agreement with Novosom, pursuant to which we made a one-time payment to Novosom of $11.0 million in April 2014 and terminated the other payment obligations owed to Novosom for PNT2258 except for one remaining $3.0 million payment due upon regulatory approval of PNT2258 and a low single-digit royalty on net sales of PNT2258.

Since inception, we have devoted substantially all of our resources to research and development activities, including the clinical development of our lead product candidate, PNT2258, and providing general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. Our net losses were $53.3 million and $23.9 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, we had an accumulated deficit of $534.2 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest significantly to further develop, and seek regulatory approval for, our lead product candidate, PNT2258;

•	acquire or in-license other drugs and technologies;

•	invest in scaling our manufacturing capacity to support development and our global commercialization strategy;

•	continue to develop our DNAi technology platform;

•	identify and develop additional product candidates;

•	hire additional clinical, scientific and management personnel;

•	seek regulatory and marketing approvals for any product candidates that we may develop;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and operating as a public company.

On July 21, 2015, we completed the initial public offering (IPO) of our common stock pursuant to a registration statement on Form S-1. In the IPO, we sold an aggregate of 9,315,000 shares of our common stock, which included 1,215,000 shares of common stock purchased by the underwriters upon the full exercise of their options to purchase additional common stock, at a price of $17.00 per share. We received aggregate cash proceeds of approximately $143.6 million from the IPO, net of underwriting discounts and commissions and offering expenses.

We have funded our operations to date primarily from the issuance and sale of our common stock in our IPO and our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through debt financings and exercises of our preferred stock warrants. As of December 31, 2015, we had cash and cash equivalents of $150.2 million.

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

The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for PNT2258 or any future product candidates. The probability of success of our product candidate may be affected by numerous factors, including clinical data, regulatory developments, competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization of PNT2258 or any future product candidates.

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

Other Income (Expense), net

Interest Expense

Interest expense consists of interest expense on our historical debt obligations as well as amortization of financing costs. We may incur additional interest expense in the future if we enter into debt arrangements.

Change in Fair Value of Preferred Stock Warrants

Our preferred stock warrants were classified as a liability on our consolidated balance sheets and, as such, were re-measured to fair value at each balance sheet date, with the corresponding gain or loss from the adjustment recorded in the consolidated statement of operations. Upon the completion of the IPO, the liability on the outstanding preferred stock warrants was reclassified to additional paid-in capital in stockholders’ equity (deficit). For additional information, see “Critical Accounting Policies and Estimates—Preferred Stock Warrant Liabilities.”

Other Income

Other income primarily consists of interest earned on our cash and cash equivalents and short-term investments, as well as foreign currency exchange gains and losses. Foreign currency exchange gains and losses relate to transactions and monetary asset and liability balances denominated in currencies other than the U.S. dollar. Foreign currency gains and losses may continue to fluctuate in the future due to changes in foreign currency exchange rates.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States and income taxes in Canada and Australia, as well as deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2015, we had not generated any taxable income for U.S. federal income tax purposes. Our tax expense to date relates to income taxes in Canada and Australia. As of December 31, 2015, we had U.S. federal operating loss carryforwards of $57.0 million and state operating loss carryforwards of $54.5 million, expiring in years ranging from 2021 to 2035. We also had net tax credit carryforwards of $1.9 million available to reduce future tax liabilities, if any, for U.S. federal purposes. The net tax carryforwards begin to expire in 2031. Based upon our historical operating performance and the recorded cumulative net losses in prior fiscal periods, we have recorded a full valuation allowance against the net U.S. deferred tax assets as of December 31, 2015.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$26,356	$19,078	$7,278	38%
General and administrative	9,472	3,500	5,972	171%

Total operating expenses	35,828	22,578	13,250	59%

Loss from operations	(35,828)	(22,578)	(13,250)	(59%	)
Other income (expense), net:
Change in fair value of preferred stock warrants	(17,443)	(1,380)	(16,063)	(1164%	)
Other income	66	87	(21)	(24%	)

Total other income (expense), net	(17,377)	(1,293)	(16,084)	(1244%	)

Loss before provision for income taxes	(53,205)	(23,871)	(29,334)	(123%	)
Provision for income taxes	55	2	53	2650%

Net loss	$(53,260)	$(23,873)	$(29,387)	(123%	)

Research and Development

Research and development expenses increased $7.3 million, from $19.1 million in 2014 to $26.4 million in 2015. The increase was primarily due to a $7.4 million increase in costs related to the continuation of our PNT2258 clinical trials, a $5.7 million increase in personnel-related costs, of which $1.8 million was attributable to an increase in stock-based compensation, a $4.8 million increase due to the third-party manufacturing costs for the manufacture of PNT2258 and a $0.4 million increase in overhead. These increased costs were partially offset by a one-time $11.0 million milestone payment that was made to Novosom during the year ended December 31, 2014.

General and Administrative

General and administrative expenses increased $6.0 million, from $3.5 million in 2014 to $9.5 million in 2015. The increase was primarily due to a $2.8 million increase in personnel-related costs, of which $1.1 million was attributable to an increase in stock-based compensation. The remaining increase was attributable to a $1.7 million increase in accounting, consulting, legal and other professional fees primarily incurred in connection with activities related to being a public company and a $1.5 million increase in overhead expenses primarily related to increased headcount in support of corporate growth.

Change in Fair Value of Preferred Stock Warrants

The change in the fair value of our preferred stock warrants increased $16.0 million, from $1.4 million in 2014 to $17.4 million in 2015. The increase in the fair value of our preferred stock warrants was directly attributable to the increase in the fair value of the underlying stock as a result of our progress towards our IPO, which closed on July 21, 2015.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$19,078	$2,843	$16,235	571%
General and administrative	3,500	1,162	2,338	201%

Total operating expenses	22,578	4,005	18,573	464%

Loss from operations	(22,578)	(4,005)	(18,573)	(464%	)
Other income (expense), net:
Interest expense	—	(2,719)	2,719	100%
Change in fair value of preferred stock warrants	(1,380)	(202)	(1,178)	(583%	)
Other income	87	94	(7)	(7%	)

Total other income (expense), net	(1,293)	(2,827)	1,534	54%

Loss before provision for income taxes	(23,871)	(6,832)	(17,039)	(249%	)
Provision for income taxes	2	—	2	100%

Net loss	$(23,873)	$(6,832)	$(17,041)	(249%	)

Research and Development

Research and development expenses increased $16.2 million, from $2.8 million in 2013 to $19.1 million in 2014. The increase was primarily due to an $11.0 million milestone payment made to Novosom in 2014 and a $3.1 million increase in third-party manufacturing costs for the manufacture of PNT2258. The remaining change was primarily attributable to a $1.3 million increase in personnel-related costs associated mainly with increased headcount, of which $0.1 million was attributable to an increase in stock-based compensation and a $0.7 million increase in clinical trial costs relating to the continuation of our PNT2258 clinical trials.

General and Administrative

General and administrative expenses increased $2.3 million, from $1.2 million in 2013 to $3.5 million in 2014. The change was primarily due to a $1.5 million increase in personnel-related costs associated mainly with increased headcount, of which $0.2 million was attributable to an increase in stock-based compensation. The remaining change was primarily the result of a $0.7 million increase in professional service costs, consisting of accounting, consulting, legal and other professional fees incurred in connection with our preparation to become a public company.

Interest Expense

We had $2.7 million of interest expense in 2013 related to outstanding convertible promissory notes, all of which converted to redeemable convertible preferred stock in December 2013 and January 2014. We had immaterial interest expense in 2014.

Change in Fair Value of Preferred Stock Warrants

The change in the fair value of our preferred stock warrants increased $1.2 million, from $0.2 million in 2013 to $1.4 million in 2014. The increase in the fair value of our preferred stock warrants was directly attributable to the change in fair value of the underlying stock.

Liquidity and Capital Resources

We have never generated revenue and have incurred significant net losses since inception. Our net losses were $53.3 million and $23.9 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, we had an accumulated deficit of $534.2 million. Our principal sources of liquidity as of December 31, 2015 were cash and cash equivalents of $150.2 million.

In July 2015, we closed our IPO and sold an aggregate of 9,315,000 shares of our common stock, (inclusive of 1,215,000 shares of common stock issued pursuant to the full exercise of the underwriters’ option to purchase additional shares) at a price of $17.00 per share. We received aggregate cash proceeds of approximately $143.6 million from the IPO, net of underwriting discounts and commissions and offering expenses. As of December 31, 2015, we did not have any outstanding borrowings or any debt arrangements.

We have funded our operations to date primarily from the issuance and sale of our common stock in our IPO and our convertible and redeemable convertible preferred stock in private financings and to a lesser extent, through debt financings and exercises of our preferred stock warrants. In 2014, we received net proceeds of $57.5 million from the issuance of our redeemable convertible preferred stock.

We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest significantly to further develop, and seek regulatory approval for, our lead product candidate, PNT2258;

•	acquire or in-license other drugs and technologies;

•	invest in scaling our manufacturing capacity to support development and our global commercialization strategy;

•	continue to develop our DNAi technology platform;

•	identify and develop additional product candidates;

•	hire additional clinical, scientific and management personnel;

•	seek regulatory and marketing approvals for any product candidates that we may develop;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and operating as a public company.

To fund our current operating plans, we will need to raise additional capital. Our existing cash and cash equivalents will not be sufficient for us to complete development of our lead product candidate and, if applicable, to prepare for commercializing any product candidate that may receive approval. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities; however, we believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans through at least the next 18 months. We cannot assure that we will ever be profitable or generate positive cash flow from operating activities. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts.

We plan to continue to fund our current operating plans’ needs through equity financings or other arrangements. To the extent that we raise additional capital through future equity financings, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. There can be no assurance that such additional financing, if available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, we would need to reevaluate our future operating plans.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash used in operating activities	$(28,265)	$(21,786)	$(3,572)
Cash provided by (used in) investing activities	9,446	(10,282)	(2)
Cash provided by financing activities	139,876	58,793	4,689
Effect of exchange rate changes on cash and cash equivalents	(31)	—	—

Net increase in cash	$121,026	$26,725	$1,115

Cash Flows from Operating Activities

In 2015, cash used in operating activities of $28.3 million was attributable to a net loss of $53.3 million, partially offset by $20.8 million in non-cash charges and a net change of $4.2 million in our net operating assets and liabilities. The non-cash charges consisted primarily of $17.4 million for the change in fair value of our preferred stock warrants and $3.2 million in stock-based compensation. The change in operating assets and liabilities was primarily attributable to an increase in accrued liabilities of $5.3 million due to an increase in accrued research and development activities and headcount, partially offset by an increase in prepaid expenses of $1.1 million, driven by an increase in prepaid insurance and third-party manufacturing costs.

In 2014, cash used in operating activities of $21.8 million was attributable to a net loss of $23.9 million, of which $11.0 million pertained to a milestone payment to Novosom, partially offset by $1.7 million in non-cash charges and a net change of $0.4 million in our net operating assets and liabilities. The non-cash charges consisted primarily of $1.4 million for the change in fair value of our preferred stock warrants and $0.3 million in stock-based compensation. The change in operating assets and liabilities was primarily attributable to a $0.5 million increase in prepaid expenses and other current assets related to our prepayment of manufacturing costs for clinical supply, offset by a $0.9 million increase in accounts payable and accrued liabilities due to an increase in headcount and accrued research and development costs driven by growth in our research and development activities.

In 2013, cash used in operating activities of $3.6 million was attributable to a net loss of $6.8 million partially offset by $3.0 million in non-cash charges and a net change of $0.2 million in our net operating assets and liabilities. Non-cash charges consisted primarily of $2.8 million in non-cash interest expense on our outstanding debt obligations attributable primarily to a beneficial conversion charge on our convertible promissory notes related to the premium conversion feature and a $0.2 million change in the fair value of our preferred stock warrants. The change in operating assets and liabilities was primarily attributable to a $0.3 million increase in our accounts payable and accrued liabilities due primarily to an increase in accrued employee related costs.

Cash Flows from Investing Activities

In 2015, cash provided by investing activities was $9.4 million consisting of $10.0 million in proceeds from the sale of short-term investments, partially offset by $0.4 million in capital expenditures related to purchases of property and equipment and $0.2 million of cash transferred to a restricted cash account.

In 2014, cash used in investing activities was $10.3 million consisting of $10.0 million in cash paid to purchase short-term investments, $0.2 million in capital expenditures related to purchases of property and equipment and $0.1 million of cash transferred to a restricted cash account.

In 2013, we had no significant investing activities.

Cash Flows from Financing Activities

In 2015, cash provided by financing activities was $139.9 million consisting primarily of $143.9 million in net proceeds (including the payment of $3.4 million of deferred offering costs) received from the issuance of common stock upon our IPO and $1.5 million in proceeds received from the cash exercise of redeemable convertible preferred stock warrants. This change is partially offset by the payment of $5.5 million to the holders of the Series B and Series B-1 redeemable convertible preferred stock in settlement of the cumulative dividend provisions on IPO.

In 2014, cash provided by financing activities was $58.8 million consisting of $57.5 million in net proceeds received from the issuance of our Series C and Series D redeemable convertible preferred stock, $1.2 million on the repayment of the stock subscription receivable relating to our December 2013 closing of our Series C redeemable convertible preferred stock and $0.4 million in proceeds received from the exercise of stock options, partially offset by the payment of $0.3 million in deferred offering costs.

In 2013, cash provided by financing activities was $4.7 million consisting of $2.5 million in net proceeds received from the issuance of convertible promissory notes and $2.2 million in net proceeds received from the issuance of our Series C redeemable convertible preferred stock. The outstanding convertible promissory notes issued in 2013 were subsequently converted into shares of our Series C redeemable convertible preferred stock in December 2013.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2015, which represent material expected or contractually committed future obligations.

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Clinical obligations(1)	$16,243	$6,794	$9,057	$392	$—
Operating lease obligations(2)	628	290	338	—	—

Total contractual obligations	$16,871	$7,084	$9,395	$392	$—

(1)	Reflects payments we are required to make pursuant to clinical agreements relating to the clinical trials for PNT2258.

(2)	Reflects payments we are required to make under an operating lease agreement (utilizing an exchange rate for the conversion of Canadian dollars into U.S. dollars of $0.7225, based on the noon rate on December 31, 2015, as quoted by The Bank of Canada).

In the event we receive regulatory authority approval of PNT2258, we are required to pay Novosom a $3.0 million milestone payment. This milestone payment has been excluded from the table above as we are unable to reliably estimate the timing of the future payment.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Research and Development Expenses

As part of the process of preparing financial statements, we are required to estimate and accrue expenses, a significant portion of which are research and development expenses. Costs for certain research and development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites. This process involves the following:

•	reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost;

•	estimating and accruing expenses in our financial statements as of each balance sheet date based on facts and circumstances known to us at the time; and

•	periodically confirming the accuracy of our estimates with selected service providers and making adjustments, if necessary.

Estimated research and development expenses that we accrue include clinical trial costs under arrangements with third parties, such as contract research organizations (CROs), manufacturing costs under agreements with contract manufacturing organizations (CMOs), external research and development expenses incurred under arrangement with third parties and consultants and license fees for technology that has not reached technological feasibility and does not have an alternative future use.

We base our expense accruals related to clinical trials on patient enrollment and our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions that conduct and manage clinical trials on our behalf. The financial terms of these agreements vary for each contract and may result in uneven payment flows. Payments under some of these contracts depend on several factors, such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. For service contracts entered into that include a nonrefundable prepayment for service, the upfront payment is deferred and recognized in the statement of operations as the services are rendered.

To date, we have not experienced significant changes in our estimates of accrued research and development expenses after a reporting period. However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials and other research activities.

Stock-Based Compensation

Stock-based compensation costs related to stock options granted to employees are measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. The fair value of any options issued to non-employees is recorded as expense over the vesting period. Proceeds from options exercised by employees prior to vesting pursuant to an early exercise provision, the related shares of which we have the option to repurchase prior to the vesting date should employment of the early exercised option holder be terminated, are recognized as a liability until the shares vest.

We expect to continue to grant stock options in the future, and to the extent that we do, our actual stock-based compensation will likely increase. The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the estimated fair value of stock-based awards. These assumptions include:

Expected Term—The expected term represents the period that stock-based awards are expected to be outstanding. As our historical share option exercise is limited due to a lack of sufficient data points, and did not provide a reasonable basis upon which to estimate an expected term, we estimated the expected term by using the midpoint between the vesting commencement date and the contractual expiration period of the stock-based award. The expected term for options issued to non-employees is the contractual term.

Expected Volatility—Since we have limited information on the volatility of common stock due to its short trading history, the expected volatility was derived from the historical stock volatilities of comparable peer public companies within its industry that are considered to be comparable to our business over a period equivalent to the expected term of the stock-based awards.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the stock-based awards’ expected term.

Expected Dividend Rate—The expected dividend is zero as we have not paid nor anticipate paying any dividends on our common stock in the foreseeable future.

Forfeiture Rate—The forfeiture rate is estimated based on an analysis of actual forfeitures. We will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. The impact from any forfeiture rate adjustment would be recognized in full in the period of adjustment and if the actual number of future forfeitures differs from management’s estimates, we might be required to record adjustments to stock-based compensation in future periods.

We will continue to use judgment in evaluating the expected volatility, expected terms, and forfeiture rates utilized for our stock-based compensation calculations on a prospective basis and will revise in subsequent periods if actual forfeitures differ from those estimates.

Preferred Stock Warrant Liabilities

Warrants for the purchase of shares of our preferred stock were classified as derivative liabilities on our consolidated balance sheets at their fair value on the date of issuance. At the end of each reporting period, changes in estimated fair value during the period were recognized as a component of other income (expense), net in our statements of operations. We continued to adjust the carrying value of the preferred stock warrants until the completion of our IPO, at which time the liabilities were reclassified to additional paid-in-capital.

We estimated the fair value of these liabilities using assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date. We used a combination of the OPM and/or PWERM models, or the fair value of the underlying stock to determine the fair value of these liabilities. The valuation models were based on inputs as of the valuation dates, including our estimated equity value at the valuation measurement dates, the estimated volatility of our stock, the remaining contractual term of the warrants, and the risk-free interest rates. Cumulative dividends associated with the redeemable convertible preferred stock were calculated as of the accrual start date of each security to the OPM maturity date.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet financing arrangements or any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. We early adopted this ASU on a prospective basis in the fourth quarter of fiscal 2015. Prior periods were not retrospectively adjusted. The adoption of the ASU did not have a material impact on our financial statements.

JOBS Act Accounting Election

The Jumpstart Our Business Startups Act of 2012 permits emerging growth companies such as us to delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities and foreign currency risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $150.2 million as of December 31, 2015, which consisted primarily of bank deposits and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

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

Item 8.	Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ProNAi Therapeutics, Inc.:

We have audited the accompanying consolidated balance sheets of ProNAi Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, convertible and redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ProNAi Therapeutics, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Detroit, Michigan

March 3, 2016

PRONAI THERAPEUTICS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 5)	$150,180	$29,154
Short-term investments (Note 4)	—	10,010
Prepaid expenses and other current assets (Note 5)	1,673	561

Total current assets	151,853	39,725
Property and equipment, net (Note 5)	566	214
Other assets	349	626

TOTAL ASSETS	$152,768	$40,565

LIABILITIES, CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued liabilities (Note 5)	$7,016	$1,473
Accounts payable	358	622
Other current liabilities	23	—

Total current liabilities	7,397	2,095
Preferred stock warrant liabilities (Note 10)	—	1,810
Other liabilities	—	100

TOTAL LIABILITIES	7,397	4,005

Commitments and Contingencies (Note 7)
Convertible preferred stock (Note 9) at liquidation preference, $0.001 par value; nil and 1,843,894 shares authorized as of December 31, 2015 and 2014; nil and 224,564 shares issued and outstanding as of December 31, 2015 and 2014; aggregate liquidation preference of nil and $2.5 million at December 31, 2015 and 2014	—	2,543
Redeemable convertible preferred stock (Note 9) at redemption value, $0.001 par value; nil and 134,069,847 shares authorized as of December 31, 2015 and 2014; nil and 17,042,064 shares issued and outstanding as of December 31, 2015 and 2014; aggregate liquidation preference of nil and $103.5 million at December 31, 2015 and 2014	—	141,832
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock (Note 9), $0.001 par value; 10,000,000 and nil shares authorized as of December 31, 2015 and December 31, 2014; nil shares issued and outstanding as of December 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 500,000,000 and 180,000,000 shares authorized as of December 31, 2015 and 2014; 30,058,105 and 1,588,701 shares issued and outstanding as of December 31, 2015 and 2014	30	2
Additional paid-in capital	679,528	—
Accumulated other comprehensive loss	—	(10)
Accumulated deficit	(534,187)	(107,807)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	145,371	(107,815)

TOTAL LIABILITIES, CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$152,768	$40,565

The accompanying notes are an integral part of these consolidated financial statements

PRONAI THERAPEUTICS, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Operating expenses:
Research and development	$26,356	$19,078	$2,843
General and administrative	9,472	3,500	1,162

Total operating expenses	35,828	22,578	4,005

Loss from operations	(35,828)	(22,578)	(4,005)
Other income (expense), net:
Change in fair value of preferred stock warrants	(17,443)	(1,380)	(202)
Interest expense	—	—	(2,719)
Other income	66	87	94

Total other income (expense), net	(17,377)	(1,293)	(2,827)

Loss before provision for income taxes	(53,205)	(23,871)	(6,832)
Provision for income taxes	55	2	—

Net loss	(53,260)	(23,873)	(6,832)
Adjustment to redemption value on redeemable convertible preferred stock	(374,015)	(49,849)	(5,713)
Series B and B-1 redeemable convertible preferred stock dividend	(5,543)	—	—
Series C and D redeemable convertible preferred stock dividend	(20,366)	—	—

Net loss attributable to common stockholders	$(453,184)	$(73,722)	$(12,545)

Net loss per share attributable to common stockholders, basic and diluted (Note 3)	$(31.47)	$(69.08)	$(19.18)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted (Note 3)	14,399,506	1,067,259	653,914

The accompanying notes are an integral part of these consolidated financial statements.

PRONAI THERAPEUTICS, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(53,260)	$(23,873)	$(6,832)
Other comprehensive loss:
Unrealized loss on investments	—	(10)	—

Comprehensive loss	$(53,260)	$(23,883)	$(6,832)

The accompanying notes are an integral part of these consolidated financial statements.

PRONAI THERAPEUTICS, INC.

Consolidated Statements of Convertible and Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Subscription Receivable	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount
Balance—December 31, 2012	224,564	$2,543	3,144,934	$17,172	$—	426,309	$—	$465	$—	$(22,715)	$(22,250)
Issuance of common stock for exercise of stock options	—	—	—	—	—	91,272	—	26	—	—	26
Issuance of common stock for milestone payment	—	—	—	—	—	283,069	1	56	—	—	57
Issuance of non-vested common stock	—	—	—	—	—	35,353	—	11	—	—	11
Issuance of Series C redeemable convertible preferred stock in redemption of short-term convertible promissory notes	—	—	1,495,276	7,798	—	—	—	—	—	—	—
Issuance of Series C redeemable convertible preferred stock and warrants	—	—	647,830	3,322	—	—	—	—	—	—	—
Stock subscription receivable	—	—	—	—	(1,159)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	11	—	—	11
Adjustment to redemption value on redeemable convertible preferred stock	—	—	—	5,713	—	—	—	(569)	—	(5,144)	(5,713)
Net loss	—	—	—	—	—	—	—	—	—	(6,832)	(6,832)

Balance—December 31, 2013	224,564	2,543	5,288,040	34,005	(1,159)	836,003	1	—	—	(34,691)	(34,690)
Issuance of common stock for exercise of stock options	—	—	—	—	—	752,698	1	304	—	—	305
Repayment of stock subscription receivable	—	—	—	—	1,159	—	—	—	—	—	—
Issuance of Series C redeemable convertible preferred stock on redemption of long-term note payable	—	—	82,927	433	—	—	—	—	—	—	—
Issuance of Series C redeemable convertible preferred stock	—	—	261,737	1,365	—	—	—	—	—	—	—
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $3.3 million	—	—	11,409,360	56,180	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	302	—	—	302
Adjustment to redemption value on redeemable convertible preferred stock	—	—	—	49,849	—	—	—	(606)	—	(49,243)	(49,849)
Other comprehensive loss	—	—	—	—		—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	—	—	—	(23,873)	(23,873)

	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Subscription Receivable	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount
Balance—December 31, 2014	224,564	2,543	17,042,064	141,832	—	1,588,701	2	—	(10)	(107,807)	(107,815)
Issuance of common stock for exercise of stock options	—	—	—	—	—	41,505	—	18	—	—	18
Stock-based compensation	—	—	—	—	—	—	—	3,186	—	—	3,186
Vesting of early exercised stock options	—	—	—	—	—	— —		90	—	—	90
Issuance of redeemable convertible preferred stock upon exercise of redeemable convertible preferred stock warrants	—	—	481,671	8,976	—	—	—	—	—	—	—
Issuance of redeemable convertible preferred stock upon net exercise of redeemable convertible preferred stock warrants upon initial public offering	—	—	390,032	11,785	—	—	—	—	—	—	—
Adjustment to redemption value on redeemable convertible preferred stock	—	—	—	374,015	—	—	—	(895)	—	(373,120)	(374,015)
Conversion of convertible preferred stock to common stock upon initial public offering	(224,564)	(2,543)	—	—	—	252,817	—	2,543	—	—	2,543
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	—	—	(17,913,767)	(536,608)	—	18,109,136	18	536,590	—	—	536,608
Issuance of common stock in connection with initial public offering, net of issuance costs of $14.8 million	—	—	—	—	—	9,315,000	9	143,540	—	—	143,549
Series B and B-1 redeemable convertible preferred stock dividend	—	—	—	—	—	—	—	(5,543)	—	—	(5,543)
Series C and D redeemable convertible preferred stock dividend	—	—	—	—	—	750,946	1	(1)	—	—	—
Reclassification of other-than-temporary losses on short-term investments to net loss	—	—	—	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	—	—	—	(53,260)	(53,260)

Balance—December 31, 2015	—	$—	—	$—	$—	30,058,105	$30	$679,528	$—	$(534,187)	$145,371

PRONAI THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,260)	$(23,873)	$(6,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of preferred stock warrant liabilities	17,443	1,380	202
Stock-based compensation	3,186	302	22
Depreciation and amortization	111	12	1
Unrealized foreign exchange loss	27	—	—
Noncash interest expense on short-term promissory notes and long-term note payable	—	—	2,760
Common stock issuance for milestone payment	—	—	57
Other	7	(2)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,087)	(531)	(10)
Accrued liabilities	5,302	740	356
Accounts payable	6	186	(89)
Accrued interest	—	—	(39)

Net cash used in operating activities	(28,265)	(21,786)	(3,572)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	10,031	—	—
Purchase of short-term investments	(21)	(10,020)	—
Change in restricted cash	(150)	(75)	—
Purchase of property and equipment	(414)	(187)	(2)

Net cash provided by (used in) investing activities	9,446	(10,282)	(2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	147,270	—	—
Payment of deferred offering costs	(3,389)	(316)	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	57,545	2,219
Payment of Series B and B-1 redeemable convertible preferred stock cumulative dividend	(5,543)	—	—
Repayment of stock subscription receivable	—	1,159	—
Proceeds from exercise of redeemable convertible preferred stock warrants	1,507	—	—
Proceeds from short-term convertible promissory notes	—	—	2,445
Proceeds from exercise of common stock options	18	305	25
Proceeds from early exercise of stock options	13	100	—

Net cash provided by financing activities	139,876	58,793	4,689

Effect of exchange rate changes on cash and cash equivalents	(31)	—	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	121,026	26,725	1,115
CASH AND CASH EQUIVALENTS—Beginning of period	29,154	2,429	1,314

CASH AND CASH EQUIVALENTS—End of period	$150,180	$29,154	$2,429

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$8	$—	$—

Cash paid for interest	$—	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Change in redemption value of redeemable convertible preferred stock	$(374,015)	$(49,849)	$(5,713)

Fair value of common stock issued in settlement of Series C and Series D redeemable convertible preferred stock cumulative dividends	$20,366	$—	$—

Conversion of preferred stock to common stock	$539,151	$—	$—

Issuance of redeemable convertible preferred stock on exercise of warrants	$19,253	$—	$—

Conversion of long-term note payable and accrued interest into Series C redeemable convertible preferred stock	$—	$433	$—

Deferred offering/financing costs included in accounts payable and accrued liabilities	$154	$233	$—

	Year Ended December 31,
	2015	2014	2013
Property and equipment purchases included in accounts payable and accrued liabilities	$90	$39	$—

Conversion of short-term convertible promissory notes and accrued interest into Series C redeemable convertible preferred stock	$—	$—	$5,383

Subscription receivable from investors on issuance of Series C redeemable convertible preferred stock	$—	$—	$1,159

Issuance of preferred stock warrants with redeemable convertible preferred stock	$—	$—	$57

Settlement of premium conversion derivative in redeemable convertible preferred stock	$—	$—	$2,415

The accompanying notes are an integral part of these consolidated financial statements.

PRONAI THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

1.	The Company and Basis of Presentation

Organization and Description of Business

ProNAi Therapeutics, Inc. (together with its subsidiaries, collectively referred to as the “Company”), a Delaware corporation, is a clinical-stage oncology company led by a world-class senior management team of proven oncology drug developers. The Company’s vision is to be a leader in developing and commercializing a broad and diverse portfolio of cancer therapies that deliver therapeutic outcomes that dramatically change patients’ lives. The Company’s lead DNAi product candidate, PNT2258, is designed to target BCL2, a widely overexpressed oncogene that is an important gatekeeper of the programmed cell death process known as apoptosis and has been linked to many forms of cancer. In addition to advancing PNT2258, the Company is seeking to expand the number of products it has under clinical development to leverage the full potential of its team.

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

As discussed further in Note 9, on the closing of the IPO, the Company paid the holders of its Series B and B-1 redeemable convertible preferred stock $5.5 million in settlement of the cumulative dividends. In addition, the Company issued 750,946 shares of common stock to the holders of its Series C and D redeemable convertible preferred stock in settlement of the cumulative dividends.

Following the filing of the Restated Certificate of Incorporation of the Company on July 21, 2015, the number of shares of capital stock the Company is authorized to issue is 510,000,000 shares, of which 500,000,000 shares may be common stock and 10,000,000 shares may be preferred stock. Both the common stock and the preferred stock have a par value of $0.001 per share.

Reverse Stock Split

On June 29, 2015, the Company’s board of directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of the Company’s common stock,

PRONAI THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

convertible preferred stock and redeemable convertible preferred stock at a 7.45-to-1 ratio (Reverse Stock Split). The Reverse Stock Split became effective on July 2, 2015, upon the filing of the amendment to the Company’s amended and restated certificate of incorporation. The authorized shares and par value of the common, convertible preferred and redeemable convertible preferred stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock, convertible preferred stock, redeemable convertible preferred stock, warrants for preferred stock, options for common stock and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP). The accompanying consolidated financial statements include the accounts of ProNAi Therapeutics, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of expense during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to the fair value of common stock, the fair value of preferred stock, the fair value of preferred stock warrant liabilities, the fair value of stock options, recoverability of the Company’s net deferred tax assets, and related valuation allowance and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the U.S. Dollar. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the average exchange rate in effect during the period. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are recorded at historical exchange rates. Gains and losses related to remeasurement are recorded in other income (expense) in the consolidated statements of operations. The net foreign exchange transaction gains (losses) included in other income (expense) in the accompanying consolidated statements of operations was insignificant for the years ended December 31, 2015, 2014 and 2013.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of funds invested in readily available checking and savings accounts and highly liquid investments in money market funds.

PRONAI THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Restricted Cash

Restricted cash represents collateral for a corporate credit card facility and a security deposit required for a facility lease. Restricted cash consists of funds invested in a money market fund. As of December 31, 2015, the current portion of restricted cash of $25,000 was included in prepaid expenses and other current assets and the long-term portion of restricted cash of $0.2 million was included in other assets in the accompanying consolidated balance sheets.

Investments

The Company determines the appropriate designation of its investments as “trading,” “available-for-sale” or “held-to-maturity” based on management’s intent at the time of purchase and reevaluates such designation at each reporting date. During the years ended December 31, 2015 and 2014, all of the Company’s short-term investments were designated as available-for-sale. Unrealized gains and losses, if any, are reported as a separate component of stockholders’ equity (deficit), except for unrealized losses determined to be other-than-temporary which are recorded in other income (expense) in the accompanying consolidated statements of operations. The Company determines any realized gains or losses on the sale of any investments on a specific identification method and records such gains and losses as a component of other income (expense) in the accompanying consolidated statements of operations.

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

Investments with original maturities beyond three months at the date of purchase and which mature at, or less than twelve months from, the balance sheet date are classified as current. Investments with a maturity beyond twelve months from the consolidated balance sheet date are classified as long-term.

Concentrations of Credit Risk

Financial instruments that subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, restricted cash and short-term investments. All of the Company’s cash, cash equivalents, restricted cash and short-term investments are held at financial institutions in the United States and Canada that management believes to be of high credit quality. Deposits held in the United States with these financial institutions exceed federally insured limits. The Company’s cash, cash equivalents, restricted cash and short-term investments exceeded federally insured limits by $149.9 million and $39.0 million at December 31, 2015 and 2014, respectively.

The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer and establishing a minimum allowable credit rating.

Fair Value of Financial Instruments

The Company’s cash and cash equivalents, restricted cash, short-term investments, other current assets, accounts payable, and accrued liabilities approximate their fair value at December 31, 2015 and 2014, due to

PRONAI THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

their short duration. The short-term investment maintains observable inputs, thus the carrying value of this instrument is carried at fair value and unrealized gains and losses, if any, are reported as a separate component of stockholders’ equity (deficit). The Company’s preferred stock warrant liabilities contain unobservable inputs that reflect the Company’s own assumptions in which there is little, if any, market activity at the measurement date, thus the Company’s warrant liabilities were measured at fair value on a recurring basis using unobservable inputs until they were exercised in 2015.

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

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3—Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

Property and Equipment, Net

Property and equipment, net are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization on property and equipment, excluding leasehold improvements, is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Depreciation and amortization begins at the time the asset is placed in service. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is reflected in the consolidated statement of operations. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease term.

Other Assets

Other assets consist primarily of restricted cash pledged as collateral for a corporate credit card facility and a security deposit required for a facility lease. As of December 31, 2014, other assets also included $0.5 million of offering costs, consisting of legal, accounting and filing fees relating to the IPO that were deferred until the completion of the IPO in July 2015, at which time they were reclassified to additional paid-in capital as a reduction of the gross proceeds.

Preferred Stock Warrant Liabilities

The Company accounts for its warrants issued in connection with its various financing transactions based upon the characteristics and provisions of the instrument. Warrants classified as derivative liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and remeasured to fair value on each subsequent reporting period, with the changes in fair value recognized as a

PRONAI THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

component of other income (expense), net in the accompanying consolidated statements of operations. On the closing of the IPO on July 21, 2015 (discussed in Note 1), all outstanding warrants were exercised and the liability on the preferred stock warrants was reclassified to additional paid-in capital in stockholders’ equity (deficit) and was no longer subject to remeasurement.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Management makes an assessment of the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s historical operating performance and the recorded cumulative net losses in prior fiscal periods, the net U.S. deferred tax assets have been offset by a full valuation allowance.

The Company recognizes uncertain income tax positions at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Changes in recognition or measurement

PRONAI THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company early adopted this ASU on a prospective basis in the fourth quarter of fiscal 2015. Prior periods were not retrospectively adjusted. The adoption of the ASU did not have a material impact on the financial statements.

3.	Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, less common stock issued that is subject to repurchase, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, preferred stock and warrants for preferred stock, stock options and common stock subject to repurchase are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of December 31,
	2015	2014	2013
Options to purchase common stock	3,522,813	2,138,096	582,152
Common stock subject to repurchase	23,554	103,252	—
Convertible preferred stock	—	252,817	252,818
Redeemable convertible preferred stock	—	17,236,784	5,482,761
Warrants for preferred stock	—	976,492	1,002,291

Total potential dilutive shares	3,546,367	20,707,441	7,320,022

PRONAI THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

4.	Fair Value Measurements

The Company measures and reports its cash equivalents, restricted cash, short-term investments and preferred stock warrant liabilities at fair value. The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$148,604	$—	$—	$148,604
Restricted money market funds	225	—	—	225

Total financial assets	$148,829	$—	$—	$148,829

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$27,847	$—	$—	$27,847
Restricted money market funds	75	—	—	75
Short-term investments	—	10,010	—	10,010

Total financial assets	$27,922	$10,010	$—	$37,932

Financial Liabilities
Preferred stock warrant liabilities	$—	$—	$1,810	$1,810

Money market funds and restricted money market funds are measured at fair value on a recurring basis using quoted prices and are classified as a Level 1 input.

The short-term investments contain observable inputs. Accordingly, the carrying value of this instrument approximates its fair value and is classified as Level 2 inputs.

The Company’s preferred stock warrant liabilities contained unobservable inputs that reflected the Company’s own assumptions in which there was little, if any, market activity for at the measurement date. Accordingly, the Company’s warrant liabilities were measured at fair value on a recurring basis using unobservable inputs until the warrants were exercised in 2015. The warrant liabilities were classified as Level 3 inputs.

At December 31, 2014 and 2013, the Company remeasured the preferred stock warrants to fair value using the OPM and/or the PWERM models with the following assumptions used in the OPM:

Year Ended December 31,
	2014	2013
Expected term (in years)	1.2 – 2.5	2.5 – 3.1
Expected volatility	69 – 86%	66 – 70%
Risk-free interest rate	0.3 – 0.6%	0.4 – 0.7%
Expected dividend rate	— %	— %
Discount for lack of marketability	19.5 – 24.3%	23.7% – 25.8%

PRONAI THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

The Company estimated the volatility of its stock based on comparable peer public companies historical volatility. The risk-free interest rate was based on the U.S. Treasury zero-coupon bond. The expected term applied in the OPM considered both the probabilities of failure and success of the Company. Cumulative dividends associated with preferred stock were calculated as of the accrual start date of each security to the OPM maturity date. The assumptions used in calculating the estimated fair market value at each reporting period represent the Company’s best estimate, however inherent uncertainties are involved. As a result, if factors or assumptions change the warrant liability, the estimated fair value could be materially different.

During the year ended December 31, 2015, the Company remeasured the preferred stock warrants using the OPM and/or PWERM models, or based on the fair value of the underlying stock. On the closing of the IPO, the outstanding preferred stock warrants were exercised and the liability on the preferred stock warrants were reclassified to additional paid-in capital in stockholders’ equity (deficit), and was no longer subject to remeasurement.

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2014. During the year ended December 31, 2015, $10.0 million of short-term investments transferred from being a Level 2 financial asset to a Level 1 financial asset when the short-term investments were sold in July 2015. The proceeds from the sale of the short-term investments were invested in money market funds, which is a Level 1 financial asset. The Company realized a $10,000 other-than-temporary impairment loss on its short-term investments through other income (expense) in the accompanying consolidated statements of operations. During the year ended December 31, 2014, the Company did not realize any gains and losses related to its financial assets.

The following table provides a summary of the changes in the estimated fair value of the Company’s preferred stock warrant liabilities, which were measured at fair value on a recurring basis using unobservable inputs (Level 3) until their exercise (in thousands):

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Fair value, beginning balance	$1,810	$430	$171
Fair value of preferred stock warrants exercised	(19,253)	—	57
Change in fair value of preferred stock warrants	17,443	1,380	202

Fair value, ending balance	$—	$1,810	$430

The change in fair value of the preferred stock warrant liabilities is attributable to the increase of the fair value of the underlying stock. The change in the fair value of preferred stock warrants for each presented period is recognized as a component of other income (expense), net in the consolidated statements of operations.

5.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	December 31,
	2015	2014
	(in thousands)
Cash	$1,576	$1,307
Cash equivalents:
Money market accounts	148,604	27,847

Total cash and cash equivalents	$150,180	$29,154

PRONAI THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2015	2014
	(in thousands)
Prepaid research and development project costs	$878	$515
Prepaid insurance	480	23
Other	315	23

Total prepaid expenses and other current assets	$1,673	$561

Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2015	2014
	(in thousands)
Computer equipment	$242	$56
Software	126	9
Lab equipment	236	163
Leasehold improvements	84	—

Property and equipment, gross	688	228
Less: accumulated depreciation	(122)	(14)

Total property and equipment, net	$566	$214

Depreciation and amortization related to the Company’s property and equipment for the years ended December 31, 2015, 2014 and 2013 was $111,000, $12,000 and $1,000, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2015	2014
	(in thousands)
Accrued research and development costs	$4,318	$526
Accrued employee related costs	1,529	759
Accrued professional fees	933	140
Other	236	48

Total accrued liabilities	$7,016	$1,473

PRONAI THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

6.	Debt

Michigan Strategic Fund (MSF) Loan

On December 31, 2007, the Company entered into a promissory note agreement with MSF whereby the Company could borrow up to $0.4 million. Interest on the note accrued at 1% per year on borrowings outstanding under the agreement. Per the terms of the promissory note, no payments were required until December 31, 2012, at which time accrued and unpaid interest would be added to the then outstanding principal. Interest would then accrue on the restated principal amount and was payable over 59 months starting January 1, 2013. The note was secured by all tangible personal property owned by the Company. If the Company ceased to have substantially all of its employees or operations located in Michigan or failed to comply with other terms as defined in the promissory note agreement, MSF could have declared the entire indebtedness, plus a 7% premium of the then-outstanding balance of the note, due and payable immediately.

On December 18, 2012, the Company and the MSF entered into an amendment to the promissory note agreement in which the MSF was granted the right to convert the outstanding indebtedness into equity of the Company upon the occurrence of certain events, including a qualified financing. Also, under the terms of the amended promissory note, all accrued but unpaid interest as of January 1, 2013 was added to the then outstanding principal, with the restated principal accruing interest at 5%. Under the terms of the amended promissory note, the Company would be obligated to make payments on the restated principal on January 1, 2015 in monthly equal installments over 48 months if a qualified financing did not occur. The Company accounted for the amendment in 2012 as an extinguishment.

The outstanding principal on the promissory note payable was $0.4 million and accrued interest totaled $21,000 as of December 31, 2013.

On January 10, 2014, the outstanding principal and accrued interest of $0.4 million on the promissory note was extinguished on the Company’s closing of a Series C redeemable convertible preferred stock financing. On closing, the outstanding principal and accrued interest on the promissory note was converted into 82,927 shares of the Company’s Series C redeemable convertible preferred stock at a price per share of $5.215.

Convertible Promissory Note Financing

On March 1, 2012, the Company entered into a convertible promissory note financing pursuant to which certain investors agreed to loan the Company up to $1.0 million. The convertible promissory notes accrued interest at 8% and would automatically convert into shares of the Company’s next issued series of convertible preferred stock upon the closing of a preferred stock financing of a specified size. Investors also had the option to convert notes outstanding to convertible preferred stock if a change of control or IPO occurred. On October 1, 2012, the Company and the holders of the convertible promissory notes agreed to increase the total loan amount to up to $3.0 million and extend the maturity date of the notes to June 30, 2013. On November 13, 2012, the Company and the holders of the notes agreed to increase the total loan amount to up to $5.0 million, extend the maturity date of the notes to December 31, 2013, and offer to the note holders who matched their total investment through November 1, 2012, and all note holders subsequent to November 1, 2012, a conversion premium of 50%.

The Company issued convertible promissory notes for an aggregate principal amount of $5.0 million on various dates in 2012 and 2013. The investors that held notes dated prior to November 1, 2012, also received warrants to purchase additional shares of redeemable convertible preferred stock which met the requirements for liability classification. The estimated fair value of the warrants at issuance was recorded as a discount on the notes and amortized into interest expense over the expected life of the promissory notes. The holders of certain promissory notes dated prior to November 1, 2012, and all holders of promissory

PRONAI THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

notes dated after November 1, 2012, received the benefit of a premium on conversion into Series C preferred stock at the time of their issuance. The Company determined that the embedded conversion feature met the definition of an embedded derivative at inception. This derivative expired prior to December 31, 2013. The fair value of this derivative at December 31, 2012 was $0.8 million and resulted in a discount on the short-term promissory notes. This discount was amortized to interest expense during the year ended 2013, the estimated term of the notes. During the year ended December 31, 2013, the Company recorded $0.8 million of interest expense related to the discount created by the embedded derivative. The Company recognized an additional $1.6 million of interest expense for the premium conversion feature on newly issued convertible promissory notes during the year ended December 31, 2013.

On December 20, 2013, the convertible promissory notes were extinguished in their entirety on the Company’s closing of a Series C redeemable convertible preferred stock financing. On closing, the Company issued an aggregate 1,495,276 shares of Series C redeemable convertible preferred stock at a per share price of $5.125 on conversion of the convertible promissory notes into shares of Series C redeemable convertible preferred stock. The Company issued Series C redeemable convertible preferred stock worth $7.8 million in settlement of all convertible promissory note obligations of which $5.0 million related to the outstanding principal obligations, $0.4 million in accrued interest and $2.4 million for settlement of the beneficial conversion feature.

As of December 31, 2013, there were no outstanding borrowings on the convertible promissory notes.

7.	Commitments and Contingencies

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

In May 2013, the Company issued Novosom 283,069 shares of common stock with a fair market value of $0.1 million in settlement of the first milestone payment. Pursuant to the terms of the Novosom License Agreement, additional shares may have been issued if certain dilution events occurred through December 31, 2014. The Company evaluated the need to accrue an expense related to the future potential issuance of shares at December 31, 2013 and 2014, but determined that each of the terms requiring additional issuances was not likely to occur and thus the expense was not recorded. The dilution provisions expired on December 31, 2014.

In April 2014, the Company entered into a Second License Amendment and Consent to Termination Agreement with Marina pursuant to which the Novosom License Agreement (which had been transferred to

PRONAI THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

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

As of December 31, 2015 and 2014, the Company has not accrued the $3.0 million milestone payment to Novosom as regulatory approval was not considered probable of occurring.

As of December 31, 2015 and 2014, the Company has not identified any product candidates that would pertain to the Marina License Agreement. Therefore, there is currently no potential expense or payment due under the Marina License Agreement.

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

As of December 31, 2015, the aggregate future non-cancelable minimum lease payments associated with this office space operating lease are as follows:

Years Ending December 31:	Operating Leases
(in thousands)
2016	$290
2017	290
2018	48

Total	$628

The total rent expense for all operating leases for the years ended December 31, 2015, 2014 and 2013 was $0.3 million, $0.1 million and $34,000.

Legal

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. The Company is not currently a party to any material legal

PRONAI THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

proceedings, nor is it aware of any pending or threatened litigation that, in the Company’s opinion, would have a material adverse effect on the business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

8.	Common Stock Reserved for Issuance

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to effect the conversion of all outstanding shares of preferred stock (and preferred stock warrants), plus options granted and available for grant under the incentive plans and shares reserved for issuance under the employee stock purchase plan.

	December 31,
	2015	2014
Conversion of outstanding Series A convertible preferred stock	—	252,817
Conversion of outstanding Series B redeemable convertible preferred stock	—	1,947,354
Conversion of outstanding Series B-1 redeemable convertible preferred stock	—	1,392,300
Conversion of outstanding Series C redeemable convertible preferred stock	—	2,487,770
Conversion of outstanding Series D redeemable convertible preferred stock	—	11,409,360
Outstanding preferred stock warrants	—	976,492
Outstanding stock options	3,522,813	2,138,096
Shares reserved for future option grants	3,523,879	1,550,101
Shares reserved under the 2015 employee stock purchase plan	700,000	—

Total common stock reserved for issuance	7,746,692	22,154,290

9.	Preferred Stock

Preferred Stock

As of December 31, 2015, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001. No shares of preferred stock were outstanding as of December 31, 2015.

Convertible and Redeemable Convertible Preferred Stock

On January 10, 2014, the Company issued 344,664 shares of Series C redeemable convertible preferred stock at a price per share $5.215. Of the total shares, 261,737 were issued for cash proceeds of $1.4 million and 82,927 were issued on the conversion of a note payable to MSF (see Note 6) with principal and accrued interest totaling $0.4 million.

On April 17, 2014, the Company issued 11,409,360 shares of Series D redeemable convertible preferred stock at a price of $5.215 per share for net cash proceeds of $56.2 million, net of issuance costs of $3.3 million.

During the year ended December 31, 2015, the Company issued an aggregate of 481,671 shares of redeemable convertible preferred stock upon the cash exercise of the Company’s Series B-1 and Series C redeemable convertible preferred stock warrants, consisting of 444,286 shares of Series B-1 redeemable convertible preferred stock and 37,385 shares of Series C redeemable convertible preferred stock.

In addition, during the year ended December 31, 2015, the Company issued an aggregate of 390,032 shares of redeemable convertible preferred stock upon the net exercise of the Company’s Series B, Series B-1 and

PRONAI THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Series C redeemable convertible preferred stock warrants, consisting of 5,850 shares of Series B redeemable convertible preferred stock, 291,165 shares of Series B-1 redeemable convertible preferred stock and 93,017 shares of Series C redeemable convertible preferred stock.

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

	December 31, 2014
	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Liquidation Price Per Share	Aggregate Liquidation Preference	Redemption Value
	(in thousands, except share and per share data)
Convertible Preferred Stock:
Series A	1,843,894	224,564	$2,543	$11.324	$2,543	$—

Redeemable Convertible Preferred Stock:
Series B	13,134,880	1,752,634	$19,504	$12.268	$21,502	$19,504
Series B-1	16,122,618	1,392,300	6,979	3.656	5,091	6,979
Series C	19,812,349	2,487,770	21,052	5.642	14,035	21,052
Series D	85,000,000	11,409,360	94,297	5.510	62,865	94,297

Total redeemable convertible preferred stock	134,069,847	17,042,064	$141,832		$103,493	$141,832

Total preferred stock	135,913,741	17,266,628	$144,375		$106,036	$141,832

On issuance, the Company’s convertible and redeemable convertible preferred stock was recorded at fair value or the amount of allocated proceeds, net of issuance costs.

The Company’s Series A convertible preferred stock (convertible preferred stock) was classified outside of stockholders’ equity (deficit) from issuance through the closing of the IPO, because, in the event of certain “liquidation events” that are not solely within the Company’s control (including merger, acquisition, or sale of all or substantially all of the Company’s assets), the shares would have become redeemable at the option of the holders. The carrying value of the convertible preferred stock was the liquidation value.

PRONAI THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

The Company’s Series B, B-1, C and D redeemable convertible preferred stock (collectively, redeemable convertible preferred stock) was classified outside of stockholders’ equity (deficit) from issuance through the closing of the IPO, because the stocks contain redemption features that commence at any time on or after December 31, 2018 at the election of the Series B, B-1, C and D redeemable convertible preferred stockholders. The Company adjusted the carrying amount of the redeemable convertible preferred stock to equal the redemption value at the end of each reporting period. Due to the absence of retained earnings, adjustments to redemption value were recorded against additional paid-in capital, if any, and then to accumulated deficit. The following table sets forth the total adjustment to redemption value of each series of redeemable convertible preferred stock recognized during the following periods:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Redeemable Convertible Preferred Stock
Series B	$46,976	$6,447	$—
Series B-1	36,961	2,836	28
Series C	52,832	2,449	5,685
Series D	237,246	38,117	—

Total adjustment to redemption value on redeemable convertible preferred stock	$374,015	$49,849	$5,713

As the redemption value for the redeemable convertible preferred stock was at times based on fair market value, the Company determined the fair value of the redeemable convertible preferred stock using a combination of the OPM and/or the PWERM models, or the fair value of the Company’s common stock. At July 21, 2015 (closing date of the IPO), the fair value of redeemable convertible preferred stock was estimated based on the underlying value of the Company’s common stock. Prior to the Company’s IPO, the holders of the convertible and redeemable convertible preferred stock (collectively, Preferred Stock) had various rights, preferences, and privileges as follows:

Optional Conversion Rights

Each share of Preferred Stock was convertible at the option of the holder at any time into the number of shares of common stock based on the conversion price then in effect. The conversion rate was obtained by dividing the Series A, B, B-1, C and D original issuance prices of $11.324, $7.45, $2.6075, $5.215 and $5.215 per share by the preferred conversion price for each series in effect. The conversion prices for each series were adjusted on a broad-based weighted-average basis in connection with certain dilutive issuances. However, the articles of incorporation provide that in no event shall the conversion price for the Series A be less than $10.0575 per share or the conversion price for the Series B be less than $6.705 per share. The conversion price per share for the Preferred Stock was adjusted for certain recapitalizations, splits, combinations, common stock dividends or similar events, as discussed below.

Automatic Conversion Rights

Each share of Preferred Stock was automatically converted into shares of common stock based on the then-effective conversion price upon either the affirmative vote or consent of the holders of at least a majority of the outstanding shares of the Preferred Stock or upon the closing of a Qualified IPO. A Qualified IPO was defined as the closing of a firm underwritten initial public offering pursuant to an effective registrant statement under the Securities Act of 1933, in which the aggregate cash proceeds to the Company (before

PRONAI THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

underwriting discounts, commissions and fees) are at least $50.0 million and if it covers the offer and sale of the Company’s common stock at a price per share of (i) at least 1.6 times the Series D original issue price ($8.344 per share) if such closing occurred on or before April 17, 2015; and (ii) at least 2.0 times the Series D original issue price ($10.43 per share) if such closing occurred after April 17, 2015. Upon such automatic conversion, any unpaid accruing dividends and any other accrued and unpaid dividends on the Preferred Stock was also paid.

Voting Rights

Each share of Preferred Stock had a number of votes equal to the number of shares of common stock into which it was convertible. The holders of the Series B and C redeemable convertible preferred stock each had the right to elect one director to the Board. The holders of the Series D redeemable convertible preferred stock had the right to elect two directors to Board. The holders of the common stock and Preferred Stock, voting together on an as-converted basis, elect the three remaining directors.

A separate vote of a majority of the Series A, B, B-1, C and D preferred stockholders, determined on the basis of the number of shares of common stock into which it was convertible, was required to authorize, effect or validate any action which altered or changed the rights, preferences or privileges or increased the number of authorized shares of each respective series of Preferred Stock.

Dividend Rights

The holders of the outstanding shares of Series B, B-1, C and D redeemable convertible preferred stock were entitled to receive cumulative accruing dividends at a rate of 8.0% per annum of the original issuance price per share, compounded annually (accruing dividends). The accruing dividends accrued from day to day, whether or not declared, and were cumulative. The accruing dividends were deemed declared annually and payable upon the earliest to occur of (i) the date determined by the Board, (ii) the liquidation of the Company (including a Deemed Liquidation Event) and (iii) the conversion or redemption of at least a majority of the outstanding shares of the Series B, B-1, C and D redeemable convertible preferred stock. At December 31, 2014, cumulative unpaid accruing dividends in arrears totaled $14.4 million and consisted of $8.4 million for the Series B, $1.5 million for the Series B-1, $1.1 million for the Series C and $3.4 million for the Series D redeemable convertible preferred stock.

In the event of a qualified IPO, the holders were entitled to 50% of the then accrued but unpaid accruing dividends in cash and the remaining 50% were forfeited. If a Qualified IPO had occurred as of December 31, 2014, the Company would have paid accruing dividends in the aggregate amount of $7.2 million to the Series B, B-1, C and D redeemable convertible preferred stockholders.

The holders of the Series A convertible preferred stock, in preference to the holders of the common stock, were entitled to first receive, or simultaneously receive, when and as declared by the board, but only out of funds that were legally available therefore, a dividend in an amount of at least equal to $0.79268 per share of the Series A convertible preferred stock. Such dividends were not cumulative.

After payment of these dividends, any dividends declared by the board out of funds legally available were shared equally among all outstanding shares on an as-converted basis.

Amendment to Dividend Rights

On June 11, 2015, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to modify the terms of the cumulative accruing dividends on the outstanding shares of the

PRONAI THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

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

Settlement of Cumulative Dividends

On July 21, 2015 (closing date of the IPO), the Company had total cumulative unpaid dividends in arrears of $18.9 million, which consisted of $9.4 million for the Series B, $1.7 million for the Series B-1, $1.7 million for the Series C and $6.1 million for the Series D redeemable convertible preferred stock. During the year ended December 31, 2015, the Company paid in cash accruing dividends in the aggregate amount of $5.5 million to the Series B and B-1 redeemable convertible preferred stockholders, consisting of $4.7 million for the Series B and $0.8 million for the Series B-1 redeemable convertible preferred stockholders. In addition, during the year ended December 31, 2015, the Company issued an aggregate of 750,946 shares of common stock to the Series C and D redeemable convertible preferred stockholders with an aggregate fair value of $20.4 million in settlement of the Series C and Series D redeemable convertible preferred stock cumulative dividends in accordance with the June 11, 2015 amendment discussed above, consisting of 161,536 shares of common stock with a fair value of $4.4 million to the Series C redeemable convertible preferred stockholders and 589,410 shares of common stock with a fair value of $16.0 million to the Series D redeemable convertible preferred stockholders.

Liquidation Rights

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the corporation, the holders of the Series A, Series B, Series B-1, Series C and Series D preferred stock were entitled to liquidation preferences in the amount of $11.324 per share for the Series A, $12.268 per share for the Series B, $3.656 per share for the Series B-1, $5.642 per share for the Series C and $5.510 per share for the Series D at December 31, 2014 (adjusted to reflect stock splits, stock dividends, and recapitalizations), plus all unpaid accruing dividends, whether or not declared, together with any other dividends declared but unpaid. Following distribution of the liquidation preferences to the preferred stockholders, the remaining assets of the Company available for distribution to shareholders were distributed among the holders of the Series B, B-1, C and D redeemable convertible preferred stock and common stock pro rata based on the number of shares of common stock held by each on an as-converted basis.

A Deemed Liquidation Event is defined as any acquisition of the corporation by means of merger or other form of corporate reorganization in which the outstanding shares of the corporation are exchanged for securities or other consideration issued, or caused to be issued, by the acquiring corporation or its subsidiary (other than a reincorporation transaction) or a sale of all or substantially all of the assets of the Company shall be treated as a liquidation, dissolution, or winding-up of the corporation and shall entitle the holders of preferred stock and common stock to receive at the closing the amounts specified above in cash, securities or other property.

PRONAI THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Redemption Rights

The Series A convertible preferred stock did not contain any fixed or determinable redemption features. At any time on or after December 31, 2018, upon the election of the holders of the then-outstanding Series B, B-1, C and D redeemable convertible preferred stock, voting as a separate class, the Company might be required to redeem in cash the then-outstanding shares of Series B, B-1, C and D redeemable convertible preferred stock. The Company shall effect any such redemption in three annual installments with the first to occur on the date sixty days after the date on which the Company receives notice of the redemption election. The redemption price for the Series B and B-1 redeemable convertible preferred stock was equal to the greater of (a) 150% of the liquidation preference for such series; provided, however, that any sum in excess of the purchase price shall be paid out of the retained earnings of the Company; or, (b) the fair market value per share as determined by an appraisal plus all declared or accrued but unpaid accruing dividends.

At December 31, 2013, due to the absence of retained earnings, the redemption value of the Series B redeemable convertible preferred stock was determined under criterion (a) and was the original issuance price of $7.45 per share. At December 31, 2014 and on the closing of the IPO, the redemption value of the Series B redeemable convertible preferred stock was determined under criterion (b) and was the fair value market value per share plus all unpaid accruing dividends. At December 31, 2013 and 2014 and on the closing of the IPO, the redemption price of the Series B-1 redeemable convertible preferred stock was determined under criterion (b) and was the fair market value per share plus all unpaid accruing dividends. The redemption price for the Series C and D redeemable convertible preferred stock was equal to the greater of (a) 150% of the liquidation preference of such series; or, (b) the fair market value per share as determined by an appraisal, plus all declared or accrued but unpaid accruing dividends. At December 31, 2013 and 2014 and on the closing of the IPO, the redemption value for Series C and D redeemable convertible preferred stock was determined under criterion (a) and is 150% of the liquidation preference for the Series C and D redeemable convertible preferred stock.

MSF and MEDC Redemption Rights

Prior to the closing of the IPO, the Company was required to redeem certain shares of its Series B, B-1, and C redeemable convertible preferred stock held by MSF and the Michigan Economic Development Corporation (MEDC) upon the occurrence of a deemed triggering event. If a triggering event occurred, MSF and MEDC both had the option to elect for the Company to redeem their shares in cash for a period of 60 days after the occurrence of the triggering event for the shares of Series B redeemable convertible preferred stock and a period of 120 days after the triggering event occurs for the shares of Series B-1 and C redeemable convertible preferred stock. The option expired if not exercised within the given timeframe. If a triggering event had occurred and the option to redeem the respective shares of Series B, B-1 and C redeemable convertible preferred stock had been exercised by both MSF and MEDC at December 31, 2014, the cash redemption amount of the respective shares would have amounted to $5.4 million. On April 1, 2015, the Company notified MSF and MEDC that a triggering event had occurred.

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

PRONAI THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

that date, the MSF and MEDC would have the right to exercise the put options for a period of 120 days following the earlier to occur of such dates.

10.	Preferred Stock Warrants

The Company classified its preferred stock warrants as liabilities on the accompanying consolidated balance sheets. During the year ended December 31, 2015, $19.3 million of the fair value of the warrant liability was reclassified to redeemable convertible preferred stock and then into additional paid-in capital in stockholders’ equity (deficit) on conversion of redeemable convertible preferred stock into common stock on the closing of the IPO. The warrants were no longer outstanding at December 31, 2015. The fair value of the warrants was estimated to be $1.8 million as of December 31, 2014. Refer to Note 4 for the valuation technique and assumptions used in estimating the fair value of the warrants.

The key terms of the convertible preferred stock are summarized in the following table:

	Warrants Outstanding
	Warrants Outstanding December 31, 2014	Warrants Outstanding December 31, 2013	Exercise Price	Expiration
Series A preferred stock warrants	—	22,914	$11.324	Various dates in 2014
Series B preferred stock warrants	10,414	10,414	7.45	July 31, 2018
Series B-1 preferred stock warrants	47,060	47,060	7.45	June 30, 2018
Series B-1 preferred stock warrants	746,295	746,295	2.6075	Various dates in 2016 – 2021
Series C preferred stock warrants	171,566	171,566	5.125	Various dates in 2022 – 2023

Total preferred stock warrants	975,335	998,249

The warrants were immediately exercisable in whole or in part over the term of the warrants. During the year ended December 31, 2015, 31,778 of the Series B-1 warrants were cash exercised at an exercise price of $7.45 per share, 412,508 of the Series B-1 warrants were cash exercised at an exercise price of $2.6075 per share and 37,385 of the Series C warrants were cash exercised at an exercise price of $5.215 per share, resulting in total aggregate cash proceeds to the Company of $1.5 million.

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

During the years ended December 31, 2014 and 2013, no warrants were exercised.

PRONAI THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

11.	Stock-Based Compensation

In the accompanying consolidated statement of operations, the Company recognized stock-based compensation expense for its employees and non-employees as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Research and development	$1,846	$65	$5
General and administrative	1,340	237	17

Total stock-based compensation	$3,186	$302	$22

Determination of Fair Value

The estimated grant-date fair value of all the Company’s stock-based awards was calculated using the Black-Scholes option pricing model, based on the following assumptions:

Year Ended December 31,
	2015	2014	2013
Expected term (in years)	5.2 – 10.0	5.0 – 6.0	5.0 – 6.0
Expected volatility	75 – 84%	81 – 83%	79 – 82%
Risk-free interest rate	1.5 – 2.4%	1.5 – 1.8%	0.7 – 1.6%
Expected dividend rate	—%	—%	—%

The fair value of each stock option grant was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment and estimation by management.

Expected Term—The expected term represents the period that stock-based awards are expected to be outstanding. The Company’s historical share option exercise is limited due to a lack of sufficient data points, and did not provide a reasonable basis upon which to estimate an expected term, the expected term was derived by using the midpoint between the vesting commencement date and the contractual expiration period of the stock-based award. The expected term for options issued to nonemployees is the contractual term.

Expected Volatility—Since the Company has limited information on the volatility of common stock due to its short trading history, the expected volatility was derived from the historical stock volatilities of comparable peer public companies within its industry that are considered to be comparable to the Company’s business over a period equivalent to the expected term of the stock-based awards.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the stock-based awards’ expected term.

Expected Dividend Rate—The expected dividend is zero as the Company has not paid nor does it anticipate paying any dividends on its common stock in the foreseeable future.

Forfeiture Rate—The forfeiture rate is estimated based on an analysis of actual forfeitures. Management will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. The impact from any forfeiture rate adjustment would be recognized in full in the period of adjustment and if the actual number of future forfeitures differs from management’s estimates, the Company might be required to record adjustments to stock-based compensation in future periods.

PRONAI THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Fair Value of Common Stock—Prior to the closing of the Company’s IPO, the fair value of the Company’s common stock was determined by the Company’s board of directors because there was no public market for the Company’s common stock as the Company was a private company. The Company’s board of directors determined the fair value of the common stock by considering a number of objective and subjective factors, including having contemporaneous and retrospective valuations of its common stock performed by an unrelated valuation specialist, valuations of comparable peer public companies, sales of the Company’s redeemable convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of the Company’s capital stock, and general and industry-specific economic outlook. After the closing of the Company’s IPO, the fair value of the Company’s common stock is used to estimate the fair value of the stock-based awards at grant date.

Equity Incentive Plans

2015 Plan

The 2015 Equity Incentive Plan (2015 Plan) became effective on July 14, 2015. Under the 2015 Plan, 3,400,000 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards, cash awards and stock bonuses. In addition, 365,535 shares that had been available for future awards under the 2008 Plan as of July 14, 2015, were added to the initial reserve available under the 2015 Plan, bringing the total number of shares reserved for issuance under the 2015 Plan upon its effective date to 3,765,535 shares. The number of shares initially reserved for issuance under the 2015 Plan will increase automatically on January 1 of each calendar year 2016 through 2025 by the number of shares equal to 4% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. The Company’s Board of Directors or Compensation Committee may reduce the amount of the increase in any particular year. The exercise price of each stock-based award issued under the 2015 Plan is required to be no less than the fair value of the Company’s capital stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement.

2008 Plan

The Company granted options under the 2008 Stock Plan (2008 Plan) until July 2015 when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding under the 2008 Plan. The 2008 Plan provided for the granting of Incentive Stock Options (ISO), nonqualified stock options and stock purchase rights. In connection with the Board of Directors approval of the 2015 Plan, all remaining shares available for future award under the 2008 Plan were transferred to the 2015 Plan, and the 2008 Plan was terminated.

2005 Stock Plan

As of December 31, 2015, there were 940 awards issued and outstanding under the Company’s 2005 Plan (the “2005 Plan”). The terms of the 2005 Plan are similar to those of the 2008 Plan. On August 20, 2008, the board of directors canceled all shares available under the 2005 Plan with the intention to not issue any more shares under the plan.

PRONAI THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

A summary of activity under the 2005 Plan, 2008 Plan and 2015 Plan and related information is as follows:

		Options Outstanding				Non-Vested Stock
	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Options (in thousands)	Number of Shares Outstanding	Weighted- Average Grant Date Fair Value Per Share
Outstanding—December 31, 2012	555,135	271,276	$0.32	7.66	$—	404	$0.30
Awards authorized	520,134
Options granted	(403,759)	403,759	0.37
Non-vested stock granted	(35,353)	—				35,353	0.29
Options exercised	—	(91,272)	0.27
Non-vested stock vested	—	—				(35,757)	0.29
Options cancelled	1,611	(1,611)	0.26

Outstanding—December 31, 2013	637,768	582,152	0.37	8.63	48	—	—
Awards authorized	3,221,477
Options granted	(2,309,681)	2,309,681	0.93
Options exercised	—	(752,698)	0.54
Options cancelled	537	(1,039)	2.08

Outstanding—December 31, 2014	1,550,101	2,138,096	0.91	9.29	3,153	—	—
Awards authorized	3,400,000
Options granted	(1,471,664)	1,471,664	8.06
Options exercised	—	(41,505)	0.76
Options cancelled	45,442	(45,442)	7.76

Outstanding—December 31, 2015	3,523,879	3,522,813	$3.81	8.78	$40,425	—	—

Exercisable—December 31, 2015		2,152,742	$1.04	8.35	$30,140

Vested and expected to vest—December 31, 2015		3,417,287	$3.74	8.77	$39,437

The weighted-average grant date fair values of options granted during the years ended December 31, 2015, 2014 and 2013 was $10.51, $0.67 and $0.15 per share. The aggregate intrinsic value of options exercised was $0.2 million, $1.4 million and $0 for the years ended December 31, 2015, 2014 and 2013. The total grant date fair value of options vested for the years ended December 31, 2015, 2014 and 2013 was $1.4 million, $0.2 million and $18,000.

The aggregate intrinsic value totaled $0 for options outstanding at December 31, 2012 because the exercise price of the options was greater than the fair market value of the options for this date.

As of December 31, 2015, total unrecognized stock-based compensation related to unvested stock options was $13.0 million, net of estimated forfeitures, which the Company expects to recognize over a remaining weighted-average period of 3.3 years. Certain stock options are subject to occurrence of a performance condition.

Performance-Based Stock Option Grant

During the year ended December 31, 2014, the Company granted options to purchase 217,305 shares of common stock to an executive officer which contains both performance-based and service-based vesting criteria. Stock-based compensation associated with these performance-based stock options is recognized if the performance condition is achieved. Management concluded that the performance-based milestone was not probable of achievement as of December 31, 2014. As such, no stock-based compensation was recorded during the year ended December 31, 2014 related to these options. If the performance condition had been achieved at December 31, 2014, the Company would have recorded $17,000 in additional stock-based compensation related to these stock options.

PRONAI THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

On January 24, 2015, the Company amended the terms of the performance-based stock options to extend the date of the performance-based milestone. Upon the completion of the IPO in July 2015, the performance-based criteria of the stock options was achieved and the Company recorded additional stock-based compensation of $0.2 million during the year ended December 31, 2015.

Liability for Early Exercise of Stock Options

The 2008 Plan allows for the granting of options that may be exercised before the options have vested. In December 2014, an executive officer early exercised 103,252 stock options. In February 2015, an executive officer early exercised 13,422 stock options. On early exercise, the awards became subject to a restricted stock agreement. The shares of restricted stock granted upon early exercise of the options are subject to the same vesting provisions as the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment or services, at the price paid by the purchaser, and are not deemed to be issued for accounting purposes until those related shares vest. The liability is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company has recorded the unvested portion of the exercise proceeds of $23,000 as a current liability as of December 31, 2015 and $0.1 million as a long term liability as of December 31, 2014 from the early exercise in the accompanying consolidated balance sheet. As of December 31, 2015 and 2014, 23,554 and 103,252 shares held by the employees remain unvested and subject to repurchase.

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

Under the ESPP, participants are offered the options to purchase shares of Company’s common stock at a 15% discount during a series of discrete offering periods, subject to any plan limitations. The ESPP will not become effective until such time as the Compensation Committee determines in the future, and as of December 31, 2015, the initial offering periods had not commenced. As of December 31, 2015, no shares of common stock have been issued to employees participating in the ESPP and 700,000 shares were available for issuance under the ESPP.

12.	Income Taxes

The geographical breakdown of loss before provision for income taxes is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
United States	$(53,376)	$(23,872)	$(6,832)
International	171	1	—

Loss before provision for income taxes	$(53,205)	$(23,871)	$(6,832)

PRONAI THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Current tax provision:
Federal	$—	$—	$—
State	—	—	—
Foreign	59	4	—

Total current tax provision	59	4	—

Deferred tax provision (benefit):
Foreign	(4)	(2)	—

Total deferred tax provision (benefit)	$(4)	$(2)	$—

Total provision for income taxes	$55	$2	$—

The reconciliation between income taxes computed at the federal statutory income tax rate and the provision for income taxes is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Federal statutory rate	34.0%	34.0%	34.0%
Effect of:
Change in valuation allowance	(27.8)	(37.3)	(23.1)
Federal tax credit	2.6	1.8	1.8
State income tax benefit, net of federal benefit	2.9	4.0	2.2
Conversion costs	—	—	(13.5)
Change in fair value of preferred stock warrants	(11.1)	(2.0)	(1.1)
Other permanent items	(0.7)	(0.5)	(0.3)

Total provision for income taxes	(0.1)%	—%	—%

The components of the deferred tax assets are as follows:

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$21,482	$8,941
Research and development credits	1,923	649
License fee	3,413	3,880
Other	1,649	177

Gross deferred tax assets	28,467	13,647
Valuation allowance	(28,448)	(13,645)

Total deferred tax assets	19	2

Deferred tax liabilities:
Other	10	—

Total deferred tax liabilities	10	—

Total net deferred tax assets	$9	$2

PRONAI THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance and the recorded cumulative net losses in prior fiscal periods, the Company recorded a full valuation allowance of $28.4 million and $13.6 million against the net U.S. deferred tax assets as of December 31, 2015 and 2014. The net valuation allowance increased by $14.8 million for the year ended December 31, 2015 and increased by $8.9 million for the year ended December 31, 2014.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Based on the weight of all evidence, including a history of operating losses and the Company’s ability to generate future taxable income to realize the assets, management has determined that it is more likely than not that the deferred tax assets will not be realized.

As a result of certain realization requirements of Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation, the table of deferred tax assets and liabilities above does not include certain deferred tax assets as of December 31, 2015, that arose directly from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $0.1 million if and when such deferred tax assets are ultimately realized.

As of December 31, 2015, the Company has federal operating loss carryforwards of $57.0 million and state operating loss carryforwards of $54.5 million, expiring in years ranging from 2021 to 2035. The Company also had net tax credit carryforwards of $1.9 million available to reduce future tax liabilities, if any, for federal tax purposes. The net tax credit carryforwards begin to expire in 2031.

Future utilization of the Company’s net operating loss and research and development credits carryforwards to offset future taxable income are subject to an annual limitation, pursuant to Internal Revenue Code (IRC) Sections 382 and 383, as a result of ownership changes that have occurred.

Uncertain Tax Positions

The activity related to the gross amount of unrecognized tax benefits is as follows:

	Year Ended December 31
	2015	2014
	(in thousands)
Beginning balance	$162	$58
Increases based on tax positions related to prior years	—	—
Decreases based on tax positions related to prior years	(77)	—
Increases based on tax positions in current year	147	104
Settlement	—	—
Lapse of statute of limitations	—	—

Ending balance	$232	$162

If recognized, gross unrecognized tax benefits would not have an impact on the Company’s effective tax rate due to the Company’s full valuation allowance position. While it is often difficult to predict the final outcome of any particular uncertain tax position, the Company does not believe that the amount of gross unrecognized tax benefits will change significantly in the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated statement of operations. Accrued interest and penalties, if

PRONAI THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

applicable, are included in accrued liabilities in the consolidated balance sheet. For the years ended December 31, 2015 and 2014, the Company did not recognize any accrued interest and penalties.

The Company is subject to taxation in the United States, various states, Canada and Australia. Tax years 2012 through 2014 remain open to examination by the United States and various state jurisdictions. The 2014 tax year remains open to examination in Canada. The Company is not currently under examination by the Internal Revenue Service or any other jurisdiction for any year.

13.	Selected Quarterly Financial Data (Unaudited)

The following tables present certain selected unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2015. This consolidated quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented. The Selected consolidated quarterly financial results from operations for the years ended December 31, 2015 and 2014 are set forth therein. Net loss per share for all periods presented has been retroactively adjusted to reflect the 7.45-for-1 reverse stock split effected on June 29, 2015.

	Fiscal 2015 Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except per share amounts)
Operating expenses	$6,737	$6,612	$11,033	$11,446
Net loss	$(8,048)	$(15,249)	$(18,505)	$(11,458)
Net loss attributable to common stockholders	$(19,053)	$(156,129)	$(266,544)	$(11,458)
Basic and diluted net loss per share	$(12.83)	$(104.10)	$(11.03)	$(0.38)

	Fiscal 2014 Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except per share amounts)
Operating expenses	$2,320	$13,508	$3,480	$3,270
Net loss	$(2,467)	$(13,824)	$(3,961)	$(3,621)
Net loss attributable to common stockholders	$(4,909)	$(50,657)	$(9,552)	$(8,604)
Basic and diluted net loss per share	$(5.77)	$(55.04)	$(9.37)	$(5.85)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Consolidated Financial Statement Schedules

No consolidated financial statement schedules are provided because the information called for is not required or is shown either in the consolidated financial statements or notes thereto.

3. Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2016

PRONAI THERAPEUTICS, INC.

By:	/s/ Nick Glover
Nick Glover
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Nick Glover and Sukhi Jagpal, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nick Glover Nick Glover	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2016

/s/ Sukhi Jagpal Sukhi Jagpal	Chief Financial Officer (Principal Accounting and Financial Officer)	March 3, 2016

/s/ Donald Parfet Donald Parfet	Chairman of the Board	March 3, 2016

/s/ Albert Cha Albert Cha	Director	March 3, 2016

/s/ Nicole Onetto Nicole Onetto	Director	March 3, 2016

/s/ Robert Pelzer Robert Pelzer	Director	March 3, 2016

/s/ James Topper James Topper	Director	March 3, 2016

/s/ Alvin Vitangcol Alvin Vitangcol	Director	March 3, 2016

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation.	S-1	333-204921	3.2	June 12, 2015

3.2	Restated Bylaws.	S-1	333-204921	3.4	June 12, 2015

4.1	Form of Common Stock Certificate.	S-1	333-204921	4.1	July 6, 2015

4.2	Third Amended and Restated Investor Rights Agreement, dated April 17, 2014, by and among the Registrant and certain of its stockholders, as amended.	S-1	333-204921	4.2	June 12, 2015

10.1*	Form of Indemnification Agreement.	S-1	333-204921	10.1	June 12, 2015

10.2*	2008 Stock Plan, as amended, and forms of award agreements thereunder.	S-1	333-204921	10.2	June 12, 2015

10.3*	2015 Equity Incentive Plan and forms of award agreements thereunder.	S-1	333-204921	10.3	July 6, 2015

10.4*	2015 Employee Stock Purchase Plan.	S-1	333-204921	10.4	July 6, 2015

10.5*	Form of Executive Officer Employment Agreement.	S-1	333-204921	10.5	July 6, 2015

10.6*	Form of Employment Agreement between the Registrant and Nick Glover.	S-1	333-204921	10.7	July 6, 2015

10.7	Lease, dated March 9, 2012, by and between the Registrant and Michigan Life Science and Innovation Center, LLC, as amended.	S-1	333-204921	10.9	June 12, 2015

10.8	Lease, dated February 4, 2015, by and between the Registrant and Thompson Creek Metals Company Inc.	S-1	333-204921	10.10	June 12, 2015

10.9	Standard Office Lease, dated January 8, 2016, by and between the Registrant and Fund VIII 1000 Marina, LLC.					X

10.10+	Exclusive License Amendment, dated March 13, 2012, by and between the Registrant and Marina Biotech, Inc.	S-1	333-204921	10.11	June 12, 2015

10.11+	Second License Amendment and Consent to Termination, dated April 14, 2014, by and between the Registrant and Marina Biotech, Inc.	S-1	333-204921	10.12	June 12, 2015

10.12+	License Payment Agreement, dated April 14, 2014, by and between the Registrant and Novosom Verwaltungs GmbH.	S-1	333-204921	10.13	June 12, 2015

21.1	Subsidiaries of the Registrant.	S-1	333-204921	21.1	June 12, 2015

Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

23.1	Consent of independent registered public accounting firm.					X

24.1	Power of Attorney. Reference is made to the signature page hereto.					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Schema Linkbase Document.					X

101.CAL	XBRL Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.EXT	XBRL Extension label Linkbase Document.					X

101.PRE	XBRL Presentation Linkbase Document.					X

*	Executive compensation plan or agreement.
**	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
+	Confidential treatment has been granted for portions of this exhibit under Rule 406 promulgated under the Securities Act. The Registrant has omitted and filed separately with the SEC the confidential portions of this exhibit.