Form 10-Q
period 2016-03-31
ProNAi Therapeutics Inc
filed 2016-05-10
CIK 1290149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

As of May 6, 2016, there were 30,174,778 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and section 27A of the Securities Act of 1933, as amended (Securities Act). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. These forward-looking statements may include, but are not limited to, statements regarding our future clinical development activities, expected timing and results of clinical trials, future results of operations and financial position, our business strategy and plans and our objectives for future operations. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.

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

As used in this Quarterly Report on Form 10-Q, the terms “ProNAi,” “the Company,” “we,” “us,” and “our” refer to ProNAi Therapeutics, Inc., a Delaware corporation, and its subsidiaries taken as a whole, unless otherwise noted. ProNAi and DNAi are our registered trademarks. The “ProNAi” logo and all product names are our common law trademarks.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PRONAI THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents (Note 5)	$140,871	$150,180
Prepaid expenses and other current assets (Note 5)	1,746	1,673

Total current assets	142,617	151,853
Property and equipment, net (Note 5)	623	566
Other assets	196	349

TOTAL ASSETS	$143,436	$152,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued liabilities (Note 5)	$5,342	$7,016
Accounts payable	1,779	358
Other current liabilities	7	23

Total current liabilities	7,128	7,397

TOTAL LIABILITIES	7,128	7,397

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY (DEFICIT):

Preferred stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2016 and December 31, 2015; nil shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of March 31, 2016 and December 31, 2015; 30,174,778 and 30,058,105 shares issued and outstanding as of March 31, 2016 and December 31, 2015	30	30
Additional paid-in capital	681,003	679,528
Accumulated deficit	(544,725)	(534,187)

TOTAL STOCKHOLDERS’ EQUITY	136,308	145,371

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$143,436	$152,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRONAI THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015

Operating expenses:
Research and development	$6,636	$5,296
General and administrative	3,977	1,441

Total operating expenses	10,613	6,737

Loss from operations	(10,613)	(6,737)
Other income (expense), net:
Change in fair value of preferred stock warrants	—	(1,326)
Other income	83	25

Total other income (expense), net	83	(1,301)

Loss before provision for income taxes	(10,530)	(8,038)
Provision for income taxes	8	10

Net loss	(10,538)	(8,048)
Adjustment to redemption value on redeemable convertible preferred stock	—	(11,005)

Net loss attributable to common stockholders	$(10,538)	$(19,053)

Net loss per share attributable to common stockholders, basic and diluted (Note 3)	$(0.35)	$(12.83)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted (Note 3)	30,070,227	1,485,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRONAI THERAPEUTICS, INC.

Condensed Consolidated Statements of Convertible and Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount

Balance — December 31, 2014	224,564	2,543	17,042,064	141,832	1,588,701	2	—	(10)	(107,807)	(107,815)
Issuance of common stock for exercise of stock options	—	—	—	—	41,505	—	18	—	—	18
Stock-based compensation	—	—	—	—	—	—	3,186	—	—	3,186
Vesting of early exercised stock options	—	—	—	—	—	—	90	—	—	90
Issuance of redeemable convertible preferred stock upon exercise of redeemable convertible preferred stock warrants	—	—	481,671	8,976	—	—	—	—	—	—
Issuance of redeemable convertible preferred stock upon net exercise of redeemable convertible preferred stock warrants upon initial public offering	—	—	390,032	11,785	—	—	—	—	—	—
Adjustment to redemption value on redeemable convertible preferred stock	—	—	—	374,015	—	—	(895)	—	(373,120)	(374,015)
Conversion of convertible preferred stock to common stock upon initial public offering	(224,564)	(2,543)	—	—	252,817	—	2,543	—	—	2,543
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	—	—	(17,913,767)	(536,608)	18,109,136	18	536,590	—	—	536,608
Issuance of common stock in connection with initial public offering, net of issuance costs of $14.8 million	—	—	—	—	9,315,000	9	143,540	—	—	143,549
Series B and B-1 redeemable convertible preferred stock dividend	—	—	—	—	—	—	(5,543)	—	—	(5,543)

Series C and D redeemable convertible preferred stock dividend	—	—	—	—	750,946	1	(1)	—	—	—
Reclassification of other-than-temporary losses on short-term investments to net loss	—	—	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	—	—	(53,260)	(53,260)

Balance — December 31, 2015	—	—	—	—	30,058,105	30	679,528	—	(534,187)	145,371
Issuance of common stock for exercise of stock options	—	—	—	—	116,673	—	96	—	—	96
Stock-based compensation	—	—	—	—	—	—	1,363	—	—	1,363
Vesting of early exercised stock options	—	—	—	—	—	—	16	—	—	16
Net loss	—	—	—	—	—	—	—	—	(10,538)	(10,538)

Balance — March 31, 2016	—	$—	—	$—	30,174,778	$30	$681,003	$—	$(544,725)	$136,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRONAI THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,538)	$(8,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,363	180
Change in fair value of preferred stock warrant liabilities	—	1,326
Depreciation and amortization	52	13
Other	13	9
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(85)	229
Accrued liabilities	(1,451)	(276)
Accounts payable	1,415	1,581

Net cash used in operating activities	(9,231)	(4,986)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(179)	(12)
Change in restricted cash	25	(50)
Purchase of short-term investments	—	(9)

Net cash used in investing activities	(154)	(71)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	96	15
Payment of deferred offering costs	(15)	(71)
Proceeds from early exercise of stock options	—	13

Net cash provided by (used in) financing activities	81	(43)

Effect of exchange rate changes on cash and cash equivalents	(5)	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,309)	(5,100)
CASH AND CASH EQUIVALENTS — Beginning of period	150,180	29,154

CASH AND CASH EQUIVALENTS — End of period	$140,871	$24,054

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Change in redemption value of redeemable convertible preferred stock	$—	$(11,005)

Deferred offering costs included in accounts payable and accrued liabilities	$—	$944

Property and equipment purchases included in accounts payable and accrued liabilities	$20	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRONAI THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	The Company and Basis of Presentation

Organization and Description of Business

ProNAi Therapeutics, Inc. (together with its subsidiaries, collectively referred to as the “Company”), a Delaware corporation, is a clinical-stage oncology company led by a world-class senior management team of proven oncology drug developers. The Company’s vision is to be a leader in developing and commercializing a broad and diverse portfolio of cancer therapies that deliver therapeutic outcomes that dramatically change patients’ lives. The Company’s lead product candidate, PNT2258, is designed to target BCL2, a widely overexpressed oncogene that is an important gatekeeper of the programmed cell death process known as apoptosis and has been linked to many forms of cancer. In addition to advancing PNT2258, the Company is seeking to expand the number of products it has under clinical development to leverage the full potential of its team.

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

On July 21, 2015, immediately prior to the closing of the IPO, all outstanding shares of convertible and redeemable convertible preferred stock converted into 18,361,953 shares of common stock, including an aggregate of 390,680 shares of common stock that were issued pursuant to the net exercise of 493,648 preferred stock warrants at the IPO price of $17.00 per share and an aggregate of 481,671 shares of common stock that were issued pursuant to the cash exercise of 481,671 preferred stock warrants. The IPO closed on July 21, 2015.

As discussed further in Note 8, on the closing of the IPO, the Company paid $5.5 million to the holders of its Series B and B-1 redeemable convertible preferred stock in settlement of the cumulative dividends. In addition, the Company issued 750,946 shares of common stock to the holders of its Series C and D redeemable convertible preferred stock in settlement of the cumulative dividends.

Following the filing of the Restated Certificate of Incorporation of the Company on July 21, 2015, the number of shares of capital stock the Company is authorized to issue is 510,000,000 shares, of which 500,000,000 shares may be common stock and 10,000,000 shares may be preferred stock. Both the common stock and the preferred stock have a par value of $0.001 per share.

Reverse Stock Split

On June 29, 2015, the Company’s board of directors approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse split of the Company’s common stock, convertible preferred stock and redeemable convertible preferred stock at a 7.45-to-1 ratio (Reverse Stock Split). The Reverse Stock Split became effective on July 2, 2015, upon the filing of the amendment to the Company’s Amended and Restated Certificate of Incorporation. The authorized shares and par value of the common, convertible preferred and redeemable convertible preferred stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock, convertible preferred stock, redeemable convertible preferred stock, warrants to purchase preferred stock, options to purchase common stock and per share amounts contained in the condensed consolidated financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2016, the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 and the condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 and the condensed consolidated statements of convertible and redeemable convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2016 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The condensed consolidated financial data disclosed in these notes to the condensed consolidated financial statements related to the three month periods are also unaudited. The condensed consolidated results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016, or for any other future annual or interim period. The consolidated balance sheet as of December 31, 2015 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 3, 2016.

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

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the U.S. Dollar. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the average exchange rate in effect during the period. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are recorded at historical exchange rates. Gains and losses related to remeasurement are recorded in other income (expense) in the condensed consolidated statements of operations. The net foreign exchange transaction gains (losses) included in other income (expense) in the accompanying condensed consolidated statements of operations was insignificant for the three months ended March 31, 2016 and 2015.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of funds invested in readily available checking and savings accounts and highly liquid investments in money market funds.

Restricted Cash

Restricted cash represents collateral for a corporate credit card facility and security deposits required for facility leases. Restricted cash consists of funds invested in a money market fund. As of March 31, 2016, the current portion of restricted cash of $12,000 was included in prepaid expenses and other current assets and the long-term portion of restricted cash of $0.2 million was included in other assets in the accompanying condensed consolidated balance sheets. As of December 31, 2015, the current portion of restricted cash included in prepaid expenses and other current assets and the long-term portion of restricted cash included in other assets were $25,000 and $0.2 million, respectively.

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

Concentrations of Credit Risk

Financial instruments that subject the Company to significant concentrations of credit risk consist of cash, cash equivalents and restricted cash. All of the Company’s cash, cash equivalents and restricted cash are held at financial institutions in the United States and Canada that management believes to be of high credit quality. Deposits held in the United States with these financial institutions exceed federally insured limits.

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

Fair Value of Financial Instruments

The Company’s cash and cash equivalents, restricted cash, other current assets, accounts payable, and accrued liabilities approximate their fair value at March 31, 2016 and December 31, 2015, due to their short duration. The Company’s preferred stock warrant liabilities contain unobservable inputs that reflect the Company’s own assumptions in which there is little, if any, market activity at the measurement date, thus the Company’s warrant liabilities were measured at fair value on a recurring basis using unobservable inputs until they were exercised in 2015.

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

Property and Equipment, Net

Property and equipment, net are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization on property and equipment, excluding leasehold improvements, is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Depreciation and amortization begins at the time the asset is placed in service. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the condensed consolidated balance sheet and the resulting gain or loss is reflected in the condensed consolidated statement of operations. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease term.

Other Assets

Other assets consist primarily of restricted cash pledged as collateral for a corporate credit card facility and security deposits required for facility leases.

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

Research and Development Costs

Research and development costs are expensed as incurred. The Company accounts for non-refundable advance payments for goods and services that will be used in future research and development activities as expenses when the goods have been received or when the service has been performed rather than when the payment is made. Depending on the timing of payments to service providers of research and development costs, the Company recognizes prepaid expenses or accrued expenses related to these costs. These prepaid or accrued expenses are based on management’s estimates of the work performed under service agreements and milestones achieved. Research and development costs include fees incurred in connection with license agreements, compensation and other related costs for employees engaged in research and development, costs associated with preclinical studies and trials, regulatory activities, manufacturing activities to support clinical activities, license fees, fees paid to external service providers that conduct certain research and development, clinical, and manufacturing activities on behalf of the Company and an allocation of overhead expenses.

Stock-Based Compensation

The Company accounts for share-based payments at fair value, which is measured using the Black-Scholes option-pricing model. For share-based awards that vest subject to the satisfaction of a service requirement, the fair value measurement date for employee stock-based compensation awards is the date of grant and the expense is recognized on a straight line basis over the vesting period.

For share-based awards that vest subject to the satisfaction of a service requirement and a performance component, the fair value measurement date is the date of grant and is recognized over the requisite service period as achievement of the performance objective becomes probable.

Stock-based compensation arrangements with non-employees are recognized at the grant date and remeasured to fair value at each reporting period. The expense is recognized over the vesting period, which is generally the service period.

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

The Company’s Chief Executive Officer views the Company’s operations and manages its business in one operating segment, which is the business of researching, developing and commercializing therapies for the treatment of patients with cancer. Accordingly, the Company has a single reporting segment.

Recent Accounting Pronouncements Not Yet Effective

In February 2016, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The amendments in this update require that organizations recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of the ASU on the Company’s consolidated financial statements.

In March 2016, the FASB issued FASB ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update involve the simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company is currently assessing the impact of the ASU on the Company’s consolidated financial statements.

3.	Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, less common stock issued that is subject to repurchase, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, preferred stock and warrants to purchase preferred stock, stock options and common stock subject to repurchase are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2016	2015
Options to purchase common stock	4,153,460	2,462,631
Common stock subject to repurchase	7,614	116,674
Convertible preferred stock	—	252,817
Redeemable convertible preferred stock	—	17,236,784
Warrants to purchase preferred stock	—	976,492

Total potential dilutive shares	4,161,074	21,045,398

4.	Fair Value Measurements

The Company measures and reports its cash equivalents and restricted cash at fair value. The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)

Financial Assets
Money market funds	$139,218	$—	$—	$139,218
Restricted money market funds	200	—	—	200

Total financial assets	$139,418	$—	$—	$139,418

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)

Financial Assets
Money market funds	$148,604	$—	$—	$148,604
Restricted money market funds	225	—	—	225

Total financial assets	$148,829	$—	$—	$148,829

Money market funds and restricted money market funds are measured at fair value on a recurring basis using quoted prices and are classified as a Level 1 input.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2016.

5.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	March 31, 2016	December 31, 2015
	(in thousands)

Cash	$1,653	$1,576
Cash equivalents:
Money market accounts	139,218	148,604

Total cash and cash equivalents	$140,871	$150,180

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Prepaid research and development project costs	$816	$878
Prepaid insurance	286	480
Other receivables	303	44
Other	341	271

Total prepaid expenses and other current assets	$1,746	$1,673

Property and Equipment, net

Property and equipment, net consists of the following:

	March 31, 2016	December 31, 2015
	(in thousands)

Computer equipment	$258	$242
Software	150	126
Lab equipment	236	236
Leasehold improvements	106	79
Furniture and fixtures	47	5

Property and equipment, gross	797	688
Less: accumulated depreciation	(174)	(122)

Total property and equipment, net	$623	$566

Depreciation and amortization related to the Company’s property and equipment was $52,000 and $13,000 for the three months ended March 31, 2016 and 2015, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Accrued research and development costs	$3,608	$4,318
Accrued employee related costs	965	1,529
Accrued professional fees	540	933
Other	229	236

Total accrued liabilities	$5,342	$7,016

6.	Commitments and Contingencies

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

As of March 31, 2016, the Company has not accrued the $3.0 million milestone payment to Novosom as regulatory approval was not considered probable of occurring.

As of March 31, 2016, the Company has not identified any product candidates that would pertain to the Marina License Agreement. Therefore, there is currently no potential expense or payment due under the Marina License Agreement.

Lease Agreements

The Company leases its Michigan facility under a short-term operating lease with a term of less than a year that provides for a fixed monthly rent for the term of the lease and also provides for certain rent adjustments covering the expenses and taxes of the facility.

In February 2015, the Company entered into an operating lease agreement to sublease office space in Vancouver, Canada. The operating lease agreement expires on February 27, 2018. Under the terms of the agreement, the Company issued a letter of credit to the sublessor on closing, which was collateralized by a restricted deposit of $25,000 at March 31, 2016.

In January 2016, the Company entered into an operating lease agreement to lease office space in San Francisco, California. The operating lease agreement expires on April 30, 2019.

In addition to base rent, these leases require payment of taxes and other operating costs. These operating costs are not included in the table below.

As of March 31, 2016, the aggregate future non-cancelable minimum lease payments associated with these operating leases (based on the noon rate on March 31, 2016 for the conversion of Canadian dollars into U.S. dollars, as quoted by The Bank of Canada) are as follows:

Years Ending December 31:	Operating Leases
(in thousands)

2016	$233
2017	356
2018	208
2019	66

Total	$863

The total rent expense for all operating leases was $0.1 million and $35,000 for the three months ended March 31, 2016 and 2015.

Legal

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. The Company is not currently a party to any material legal proceedings, nor is it aware of any pending or threatened litigation that, in the Company’s opinion, would have a material adverse effect on the business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

7.	Common Stock Reserved for Issuance

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to effect the conversion of all outstanding options granted and available for grant under the incentive plans and shares reserved for issuance under the employee stock purchase plan.

	March 31, 2016	December 31, 2015
Outstanding and issued stock options	4,153,460	3,522,813
Shares reserved for future option grants	3,978,883	3,523,879
Shares reserved under the 2015 employee stock purchase plan	700,000	700,000

Total common stock reserved for issuance	8,832,343	7,746,692

8.	Preferred Stock

Preferred Stock

As of March 31, 2016, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001. No shares of preferred stock were outstanding as of March 31, 2016.

Convertible and Redeemable Convertible Preferred Stock

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

The Company’s Series B, B-1, C and D redeemable convertible preferred stock was classified outside of stockholders’ equity (deficit) from issuance through the closing of the IPO, because the stock contained redemption features that commenced at any time on or after December 31, 2018 at the election of the Series B, B-1, C and D redeemable convertible preferred stockholders. The Company adjusted the carrying amount of the redeemable convertible preferred stock to equal the redemption value at the end of each reporting period. Due to the absence of retained earnings, adjustments to redemption value were recorded against additional paid-in capital, if any, and then to accumulated deficit. The change in the redemption value of the redeemable convertible preferred stock for the three months ended March 31, 2015 was as follows:

(in thousands)
Redeemable Convertible Preferred Stock

Series B	$5,216
Series B-1	3,513
Series C	416
Series D	1,860

Total adjustment to redemption value on redeemable convertible preferred stock	$11,005

As the redemption value for the redeemable convertible preferred stock was at times based on fair market value, the Company determined the fair value of the redeemable convertible preferred stock using a combination of the OPM and/or the PWERM models, or the fair value of the Company’s common stock. The following assumptions were used in the OPM to determine fair value of the redeemable convertible preferred stock for the three months ended March 31, 2015:

Expected term (in years)	1.1
Expected volatility	81%
Risk-free interest rate	0.3%
Expected dividend rate	—%

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

The Company classified its preferred stock warrants as liabilities. During the year ended December 31, 2015, $19.3 million of the fair value of the warrant liability was reclassified to redeemable convertible preferred stock and then into additional paid-in capital in stockholders’ equity (deficit) on conversion of redeemable convertible preferred stock into common stock on the closing of the IPO. The warrants were no longer outstanding at December 31, 2015.

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

During the three months ended March 31, 2015, the Company remeasured the preferred stock warrants using the OPM and/or PWERM models, or based on the fair value of the underlying stock. On the closing of the IPO in July 2015, the outstanding preferred stock warrants were exercised and the liability on the preferred stock warrants was reclassified to additional paid-in capital in stockholders’ equity (deficit), and was no longer subject to remeasurement.

The change in fair value of the preferred stock warrant liabilities is attributable to the increase of the fair value of the underlying stock. The change in the fair value of preferred stock warrants for the three months ended March 31, 2015 is recognized as a component of other income (expense), net in the condensed consolidated statements of operations.

10.	Stock-Based Compensation

In the accompanying condensed consolidated statement of operations, the Company recognized stock-based compensation expense for its employees and non-employees as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Research and development	$954	$74
General and administrative	409	106

Total stock-based compensation	$1,363	$180

Determination of Fair Value

The estimated grant-date fair value of all the Company’s stock-based awards was calculated using the Black-Scholes option pricing model, based on assumptions as follows:

Three Months Ended March 31,
	2016	2015
Expected term (in years)	5.4 – 10.0	6.0 – 10.0
Expected volatility	77 – 84%	75 – 82%
Risk-free interest rate	1.3 – 1.9%	1.5 – 1.9%
Expected dividend rate	— %	— %

Equity Incentive Plans

2015 Plan

The 2015 Equity Incentive Plan (2015 Plan) became effective on July 14, 2015. Under the 2015 Plan, 3,400,000 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards, cash awards and stock bonuses. In addition, 365,535 shares that had been available for future awards under the 2008 Plan as of July 14, 2015, were added to the initial reserve available under the 2015 Plan, bringing the total number of shares reserved for issuance under the 2015 Plan upon its effective date to 3,765,535 shares. The number of shares initially reserved for issuance under the 2015 Plan will increase automatically on January 1 of each calendar year 2016 through 2025 by the number of shares equal to 4% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. Accordingly, 1,202,324 shares were added to the reserve available under the 2015 Plan on January 1, 2016. The Company’s Board of Directors or Compensation Committee may reduce the amount of the increase in any particular year. The exercise price of each stock-based award issued under the 2015 Plan is required to be no less than the fair value of the Company’s capital stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement.

2008 Plan

The Company granted options under the 2008 Stock Plan (2008 Plan) until July 2015 when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding under the 2008 Plan. The 2008 Plan provided for the granting of Incentive Stock Options (ISO), nonqualified stock options and stock purchase rights. In connection with the Board of Director’s approval of the 2015 Plan, all remaining shares available for future award under the 2008 Plan were transferred to the 2015 Plan, and the 2008 Plan was terminated.

A summary of activity under the 2008 Plan and 2015 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Options (in thousands)

Outstanding — December 31, 2015	3,523,879	3,522,813	$3.81	8.78	$40,425
Awards authorized	1,202,324
Options granted	(821,200)	821,200	7.28
Options exercised	—	(116,673)	0.83
Options cancelled	73,880	(73,880)	5.59

Outstanding — March 31, 2016	3,978,883	4,153,460	$4.55	8.88	$12,717

Exercisable — March 31, 2016		2,110,814	$1.20	8.28	$11,695

Vested and expected to vest — March 31, 2016		4,005,036	$4.49	8.87	$12,431

The weighted-average grant date fair values of options granted during the three months ended March 31, 2016 and 2015 was $5.00 and $3.58 per share, respectively. The aggregate intrinsic value of options exercised was $0.8 million for the three months ended March 31, 2016 and $0.1 million for the three months ended March 31, 2015. The total grant date fair value of options vested for the three months ended March 31, 2016 and 2015 was $0.7 million and $18,000, respectively.

As of March 31, 2016, total unrecognized stock-based compensation related to unvested stock options was $15.2 million, net of estimated forfeitures. These costs are expected to be recognized over a remaining weighted-average period of 3.2 years as of March 31, 2016.

Liability for Early Exercise of Stock Options

The 2008 Plan allows for the granting of options that may be exercised before the options have vested. In December 2014, an executive officer early exercised 103,252 stock options. In February 2015, an executive officer early exercised 13,422 stock options. On early exercise, the awards became subject to a restricted stock agreement. The shares of restricted stock granted upon early exercise of the options are subject to the same vesting provisions as the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment or services, at the price paid by the purchaser, and are not deemed to be issued for accounting purposes until those related shares vest. The liability is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. Accordingly, the Company has recorded the unvested portion of the exercise proceeds of $7,000 as a current liability as of March 31, 2016 and $23,000 as of December 31, 2015 from the early exercise in the accompanying condensed consolidated balance sheets. As of March 31, 2016 and December 31, 2015, 7,614 and 23,554 shares held by the employees remained unvested and subject to repurchase.

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

Under the ESPP, participants are offered the options to purchase shares of the Company’s common stock at a 15% discount during a series of discrete offering periods, subject to any plan limitations. The ESPP will not become effective until such time as the Compensation Committee determines in the future, and as of March 31, 2016, the initial offering periods had not commenced. As of March 31, 2016, no shares of common stock have been issued to employees participating in the ESPP and 700,000 shares were available for issuance under the ESPP.

11.	Income Taxes

The Company did not record a provision for federal income taxes for the three months ended March 31, 2016 because it expects to generate a loss for the year ended December 31, 2016. The income tax expense of $8,000 for the three months ended March 31, 2016 represents foreign taxes. The Company’s net U.S. deferred tax assets continue to be offset by a full valuation allowance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this report.

Overview

We are a clinical-stage oncology company led by a world-class senior management team of proven oncology drug developers. Our vision is to be a leader in developing and commercializing a broad and diverse portfolio of cancer therapies that deliver therapeutic outcomes that dramatically change patients’ lives. Our lead product candidate, PNT2258, is designed to target BCL2, a widely overexpressed oncogene that is an important gatekeeper of the programmed cell death process known as apoptosis and has been linked to many forms of cancer. In addition to advancing PNT2258, we are seeking to expand the number of products we have under clinical development to leverage the full potential of our team.

We have conducted two clinical trials with PNT2258 to date: a Phase 1 safety trial in patients with relapsed or refractory solid tumors and a Phase 2 trial in patients with relapsed or refractory non-Hodgkin’s lymphoma (NHL). Having observed preliminary evidence of efficacy and tolerability, we plan to pursue a broad registration-oriented clinical development program, initially in hematologic malignancies, that we anticipate will provide the foundation of a global registration strategy for PNT2258. In December 2014, we initiated “Wolverine,” an open-label 60 patient Phase 2 trial evaluating PNT2258 for the treatment of third-line relapsed or refractory diffuse large B-cell lymphoma (DLBCL). In October 2015, we initiated “Brighton”, an open-label 50 patient Phase 2 trial evaluating PNT2258 for the treatment of Richter’s transformed chronic lymphocytic leukemia (Richter’s CLL). Richter’s CLL is a rare and aggressive form of NHL with no currently approved therapies. We may also evaluate PNT2258 in additional Phase 2 trials.

Since inception, we have devoted substantially all of our resources to research and development activities, including the clinical development of our lead product candidate, PNT2258, and providing general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. Our net losses were $10.5 million and $8.0 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $544.7 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest significantly to further develop, and seek regulatory approval for, our lead product candidate, PNT2258;

•	acquire or in-license other drugs and technologies;

•	invest in scaling our manufacturing capacity to support development and our global commercialization strategy;

•	continue to develop our DNAi technology platform;

•	identify and develop additional product candidates;

•	hire additional clinical, scientific and management personnel;

•	seek regulatory and marketing approvals for any product candidates that we may develop;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and to operate as a public company.

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

We have funded our operations to date primarily from the issuance and sale of our common stock in our IPO and our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through debt financings and exercises of our preferred stock warrants. As of March 31, 2016, we had cash and cash equivalents of $140.9 million.

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

Other Income (Expense), net

Change in Fair Value of Preferred Stock Warrants

Our preferred stock warrants were previously classified as a liability on our condensed consolidated balance sheets and, as such, were re-measured to fair value at each balance sheet date, with the corresponding gain or loss from the adjustment recorded in the condensed consolidated statement of operations. Upon the completion of the IPO, the liability on the outstanding preferred stock warrants was reclassified to additional paid-in capital in stockholders’ equity (deficit).

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

We did not record a provision for U.S. federal income taxes for the three months ended March 31, 2016 because we expect to generate a loss for the year ended December 31, 2016. Our tax expense to date relates to income taxes in Canada and Australia. Our net U.S. deferred tax assets continue to be offset by a full valuation allowance.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

	Three Months Ended March 31,		Change
	2016	2015	$
	(In thousands)
Operating expenses:
Research and development	$6,636	$5,296	$1,340
General and administrative	3,977	1,441	2,536

Total operating expenses	10,613	6,737	3,876

Loss from operations	(10,613)	(6,737)	(3,876)
Other income (expense), net:
Change in fair value of preferred stock warrants	—	(1,326)	1,326
Other income	83	25	58

Total other income (expense), net	83	(1,301)	1,384

Loss before provision for income taxes	(10,530)	(8,038)	(2,492)
Provision for income taxes	8	10	(2)

Net loss	$(10,538)	$(8,048)	$(2,490)

Research and Development

Research and development expenses increased $1.3 million, from $5.3 million for the three months ended March 31, 2015 to $6.6 million for the three months ended March 31, 2016. The increase was primarily due to a $1.2 million increase in costs related to the continuation of our PNT2258 clinical trials and a $2.3 million increase in personnel-related costs due mainly to increased headcount, of which $0.9 million was attributable to stock-based compensation. These increased costs were partially offset by a $2.4 million decrease in third-party manufacturing costs for the manufacture of PNT2258.

General and Administrative

General and administrative expenses increased $2.5 million, from $1.4 million for the three months ended March 31, 2015 to $4.0 million for the three months ended March 31, 2016. The increase was primarily due to a $1.1 million increase in personnel-related costs associated mainly with increased headcount, of which $0.3 million was attributable to an increase in stock-based compensation. The remaining increase was attributable to a $0.5 million increase in accounting, consulting, legal and other professional fees incurred in connection with activities related to being a public company, a $0.5 million increase in allocated overhead expenses primarily related to increased headcount in support of corporate growth and a $0.4 million increase relating to business development activities.

Change in Fair Value of Preferred Stock Warrants

The change in the fair value of our preferred stock warrants decreased $1.3 million, from $1.3 million for the three months ended March 31, 2015 to nil for the three months ended March 31, 2016. The preferred stock warrants were exercised immediately prior to the closing of the IPO, which closed on July 21, 2015.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have never generated revenue and have incurred significant net losses. Our net losses for the three months ended March 31, 2016 and 2015 were $10.5 million and $8.0 million, respectively. As of March 31, 2016, we had an accumulated deficit of $544.7 million. Our principal sources of liquidity as of March 31, 2016 were cash and cash equivalents of $140.9 million.

In July 2015, we closed our IPO and sold an aggregate of 9,315,000 shares of our common stock (inclusive of 1,215,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares) at a price of $17.00 per share. We received aggregate cash proceeds of approximately $143.6 million from the IPO, net of underwriting discounts and commissions and offering expenses. As of March 31, 2016, we did not have any outstanding borrowings or any debt arrangements.

We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest significantly to further develop, and seek regulatory approval for, our lead product candidate, PNT2258;

•	acquire or in-license other drugs and technologies;

•	invest in scaling our manufacturing capacity to support development and our global commercialization strategy;

•	continue to develop our DNAi technology platform;

•	identify and develop additional product candidates;

•	hire additional clinical, scientific and management personnel;

•	seek regulatory and marketing approvals for any product candidates that we may develop;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and to operate as a public company.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Cash used in operating activities	$(9,231)	$(4,986)
Cash used in investing activities	(154)	(71)
Cash provided by (used in) financing activities	81	(43)
Effect of exchange rate changes on cash and cash equivalents	(5)	—

Net decrease in cash and cash equivalents	$(9,309)	$(5,100)

Cash Flows from Operating Activities

For the three months ended March 31, 2016, cash used in operating activities of $9.2 million was attributable to a net loss of $10.5 million, partially offset by $1.4 million in non-cash charges that consisted primarily of stock-based compensation.

For the three months ended March 31, 2015, cash used in operating activities of $5.0 million was attributable to a net loss of $8.0 million, partially offset by $1.5 million in non-cash charges and a net change of $1.5 million in our net operating assets and liabilities. The non-cash charges consisted primarily of $1.3 million for the change in fair value of our preferred stock warrants and $0.2 million in stock-based compensation. The change in operating assets and liabilities was primarily attributable to a $1.3 million net increase in accounts payable and accrued liabilities due to an increase in manufacturing and clinical costs associated with our PNT2258 clinical trials and an increase in headcount.

Cash Flows from Investing Activities

For the three months ended March 31, 2016, cash used in investing activities of $0.2 million was primarily attributable to the purchase of property and equipment.

For the three months ended March 31, 2015, cash used in investing activities was $0.1 million, consisting primarily of $50,000 of cash transferred to a restricted cash account as collateral for our facility lease.

Cash Flows from Financing Activities

For the three months ended March 31, 2016, cash provided by financing activities was $0.1 million, consisting of proceeds received from the exercise of options to purchase common stock.

For the three months ended March 31, 2015, cash used in financing activities was $43,000, consisting of the payment of $0.1 million in deferred offering costs, partially offset by proceeds received from the exercise of options to purchase common stock.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of March 31, 2016, which represent material expected or contractually committed future obligations.

	Payments Due by Period
Contractual Obligations:	Remainder of 2016	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Clinical obligations(1)	$3,677	$7,331	$—	$—	$11,008
Operating lease obligations(2)	233	564	66	—	863

Total contractual obligations	$3,910	$7,895	$66	$—	$11,871

(1)	Reflects payments we are required to make pursuant to clinical agreements relating to the clinical trials for PNT2258.
(2)	Reflects payments we are required to make under operating lease agreements. Costs such as taxes and other operating costs are not included in the amounts disclosed.

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

We believe that the assumptions and estimates associated with research and development expenses, stock-based compensation and preferred stock warrant liabilities have the most significant impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities and foreign currency risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $140.9 million as of March 31, 2016, which consisted primarily of bank deposits and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

Foreign Currency Risk

Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A substantial majority of our expenses are denominated in U.S. Dollars, with the remainder in Canadian and Australian Dollars. Our condensed consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have a material impact on our operating loss.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

PRONAI THERAPEUTICS, INC.

Date: May 10, 2016	By:	/s/ Nick Glover
Dr. Nick Glover
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2016	By:	/s/ Sukhi Jagpal
Sukhi Jagpal
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

			Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Exhibit Filing Date

10.1	Standard Office Lease, dated January 8, 2016, by and between the Registrant and Fund VIII 1000 Marina, LLC.	10-K	001-37490	10.9	March 3, 2016

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.