Form 10-Q
period 2016-06-30
ProNAi Therapeutics Inc
filed 2016-08-12
CIK 1290149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

As of August 9, 2016, there were 30,325,124 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.

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

PART I

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PRONAI THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 5)	$130,550	$150,180
Prepaid expenses and other current assets (Note 5)	543	1,673

Total current assets	131,093	151,853
Property and equipment, net (Note 5)	401	566
Other assets	200	349

TOTAL ASSETS	$131,694	$152,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued liabilities (Note 5)	$6,190	$7,016
Accounts payable	734	358
Other current liabilities	—	23

Total current liabilities	6,924	7,397

TOTAL LIABILITIES	6,924	7,397

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2016 and December 31, 2015; nil shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of June 30, 2016 and December 31, 2015; 30,220,083 and 30,058,105 shares issued and outstanding as of June 30, 2016 and December 31, 2015	30	30
Additional paid-in capital	682,337	679,528
Accumulated deficit	(557,597)	(534,187)

TOTAL STOCKHOLDERS’ EQUITY	124,770	145,371

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$131,694	$152,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRONAI THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$9,115	$4,738	$15,751	$10,034
General and administrative	3,831	1,874	7,808	3,315

Total operating expenses	12,946	6,612	23,559	13,349

Loss from operations	(12,946)	(6,612)	(23,559)	(13,349)
Other income (expense), net:
Change in fair value of preferred stock warrants	—	(8,630)	—	(9,956)
Other income (expense)	88	(6)	171	19

Total other income (expense), net	88	(8,636)	171	(9,937)

Loss before provision for income taxes	(12,858)	(15,248)	(23,388)	(23,286)
Provision for income taxes	14	1	22	11

Net loss	(12,872)	(15,249)	(23,410)	(23,297)
Adjustment to redemption value on redeemable convertible preferred stock	—	(140,880)	—	(151,885)

Net loss attributable to common stockholders	$(12,872)	$(156,129)	$(23,410)	$(175,182)

Net loss per share attributable to common stockholders, basic and diluted (Note 3)	$(0.43)	$(104.10)	$(0.78)	$(117.35)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted (Note 3)	30,191,093	1,499,840	30,130,660	1,492,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRONAI THERAPEUTICS, INC.

Condensed Consolidated Statements of Convertible and Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 31, 2014	224,564	$2,543	17,042,064	$141,832	1,588,701	$2	$—	$(10)	$(107,807)	$(107,815)
Issuance of common stock for exercise of stock options	—	—	—	—	41,505	—	18	—	—	18
Stock-based compensation	—	—	—	—	—	—	3,186	—	—	3,186
Vesting of early exercised stock options	—	—	—	—	—	—	90	—	—	90
Issuance of redeemable convertible preferred stock upon exercise of redeemable convertible preferred stock warrants	—	—	481,671	8,976	—	—	—	—	—	—
Issuance of redeemable convertible preferred stock upon net exercise of redeemable convertible preferred stock warrants upon initial public offering	—	—	390,032	11,785	—	—	—	—	—	—
Adjustment to redemption value on redeemable convertible preferred stock	—	—	—	374,015	—	—	(895)	—	(373,120)	(374,015)
Conversion of convertible preferred stock to common stock upon initial public offering	(224,564)	(2,543)	—	—	252,817	—	2,543	—	—	2,543
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	—	—	(17,913,767)	(536,608)	18,109,136	18	536,590	—	—	536,608
Issuance of common stock in connection with initial public offering, net of issuance costs of $14.8 million	—	—	—	—	9,315,000	9	143,540	—	—	143,549
Series B and B-1 redeemable convertible preferred stock dividend	—	—	—	—	—	—	(5,543)	—	—	(5,543)
Series C and D redeemable convertible preferred stock dividend	—	—	—	—	750,946	1	(1)	—	—	—
Reclassification of other-than-temporary losses on short-term investments to net loss	—	—	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	—	—	(53,260)	(53,260)

	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 31, 2015	—	—	—	—	30,058,105	30	679,528	—	(534,187)	145,371
Issuance of common stock for exercise of stock options	—	—	—	—	161,978	—	120	—	—	120
Stock-based compensation	—	—	—	—	—	—	2,666	—	—	2,666
Vesting of early exercised stock options	—	—	—	—	—	—	23	—	—	23
Net loss	—	—	—	—	—	—	—	—	(23,410)	(23,410)

Balance—June 30, 2016	—	$—	—	$—	30,220,083	$30	$682,337	$—	$(557,597)	$124,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRONAI THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,410)	$(23,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,666	600
Change in fair value of preferred stock warrant liabilities	—	9,956
Depreciation and amortization	106	39
Non-cash restructuring charges (note 12)	811	—
Other	22	9
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	468	(196)
Accrued liabilities	(592)	216
Accounts payable	376	438

Net cash used in operating activities	(19,553)	(12,235)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(193)	(254)
Change in restricted cash	25	(150)
Proceeds from sale of property and equipment	13	—
Purchase of short-term investments	—	(18)

Net cash used in investing activities	(155)	(422)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	120	15
Payment of deferred offering costs	(15)	(992)
Proceeds from early exercise of stock options	—	13
Proceeds from exercise of redeemable convertible preferred stock warrants	—	267

Net cash provided by (used in) financing activities	105	(697)

Effect of foreign exchange rate changes on cash and cash equivalents	(27)	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,630)	(13,354)
CASH AND CASH EQUIVALENTS — Beginning of period	150,180	29,154

CASH AND CASH EQUIVALENTS — End of period	$130,550	$15,800

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$80	$3

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Change in redemption value of redeemable convertible preferred stock	$—	$(151,885)

Issuance of redeemable convertible preferred stock on exercise of warrants	$—	$1,125

Deferred offering costs included in accounts payable and accrued liabilities	$—	$1,744

Property and equipment purchases included in accounts payable and accrued liabilities	$11	$7

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRONAI THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. The Company and Basis of Presentation

Organization and Description of Business

ProNAi Therapeutics, Inc. (together with its subsidiaries, collectively referred to as the “Company”), a Delaware corporation, is a drug development company focused on advancing targeted therapeutics for the treatment of patients with cancer. The Company is managed by a world-class team with a proven track record of success in oncology drug development. ProNAi intends to build and advance a broad and diverse pipeline of promising oncology assets against emerging targets on the leading edge of cancer biology.

ProNAi is developing PNT141, a potent, selective and orally bioavailable small molecule inhibitor of the Cdc7 kinase that the Company recently in-licensed. This kinase is a key regulator of both DNA replication and DNA damage response, making it a compelling emerging target for the potential treatment of a broad range of tumor types. The Company is actively seeking and evaluating additional oncology drug candidates for potential in-licensing or acquisition.

The Company’s primary activities since inception have been conducting research and development activities, conducting preclinical and clinical testing, recruiting personnel, performing business and financial planning, identifying and evaluating additional drug candidates for potential in-licensing or acquisition, and raising capital to support development activities.

The Company has not generated any product revenue related to its primary business purpose to date, nor has it generated any income, and is subject to a number of risks and uncertainties, which include dependence on key individuals, the need to identify and successfully develop commercially viable products, the need to obtain regulatory approval for its products and commercialize them, and the need to obtain adequate additional financing to fund the development of its product candidates.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2016, the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015, the condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015, and the condensed consolidated statements of convertible and redeemable convertible preferred stock and stockholders’ equity (deficit) for the six months ended June 30, 2016 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The condensed consolidated financial data disclosed in these notes to the condensed consolidated financial statements related to the three and six month periods are also unaudited. The condensed consolidated results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016, or for any other future annual or interim period. The consolidated balance sheet as of December 31, 2015 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 3, 2016.

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

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the U.S. Dollar. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the average exchange rate in effect during the period. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are recorded at historical exchange rates. Gains and losses related to remeasurement are recorded in other income (expense) in the condensed consolidated statements of operations. The net foreign exchange transaction gains (losses) included in other income (expense) in the accompanying condensed consolidated statements of operations was insignificant for the three and six months ended June 30, 2016 and 2015.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of funds invested in readily available checking and savings accounts and highly liquid investments in money market funds.

Restricted Cash

Restricted cash represents collateral for a corporate credit card facility and security deposits required for facility leases. Restricted cash consists of funds invested in a money market fund. As of June 30, 2016, the current portion of restricted cash of $12,000 was included in prepaid expenses and other current assets and the long-term portion of restricted cash of $0.2 million was included in other assets in the accompanying condensed consolidated balance sheets. As of December 31, 2015, the current portion of restricted cash included in prepaid expenses and other current assets and the long-term portion of restricted cash included in other assets were $25,000 and $0.2 million, respectively.

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

Fair Value of Financial Instruments

The Company’s cash and cash equivalents, restricted cash, other current assets, accounts payable, and accrued liabilities approximate their fair value at June 30, 2016 and December 31, 2015, due to their short duration. The Company’s preferred stock warrant liabilities contain unobservable inputs that reflect the Company’s own assumptions in which there is little, if any, market activity at the measurement date; thus, the Company’s warrant liabilities were measured at fair value on a recurring basis using unobservable inputs until they were exercised in 2015.

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

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date;

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

Research and Development Costs

Research and development costs are expensed as incurred. The Company accounts for non-refundable advance payments for goods and services that will be used in future research and development activities as expenses when the goods have been received or when the service has been performed rather than when the payment is made. Depending on the timing of payments to service providers of research and development costs, the Company recognizes prepaid expenses or accrued expenses related to these costs. These prepaid or accrued expenses are based on management’s estimates of the work performed under service agreements and milestones achieved. In the event that a clinical trial is terminated early, the Company records an accrual for the estimated remaining costs to complete the trial in the period of termination.

Upfront payments made in connection with license agreements are expensed as research and developments costs, as the assets acquired do not have alterative future use. Contingent milestone payment obligations due to third parties under license agreements are expensed when the milestones results are achieved.

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

Stock-Based Compensation

The Company accounts for share-based payments at fair value, which is measured using the Black-Scholes option-pricing model. For share-based awards that vest subject to the satisfaction of a service requirement, the fair value measurement date for employee stock-based compensation awards is the date of grant and the expense is recognized on a straight-line basis over the vesting period.

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

The Company recognizes uncertain income tax positions at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Changes in recognition or measurement are reflected in the period in which judgment occurs. The Company recognizes interest and penalties related to the underpayment of income taxes as a component of provision for income taxes.

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

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of June 30,
	2016	2015
Options to purchase common stock	4,409,724	3,294,849
Common stock subject to repurchase	—	116,674
Convertible preferred stock	—	252,817
Redeemable convertible preferred stock	—	17,328,059
Warrants to purchase preferred stock	—	885,201

Total potential dilutive shares	4,409,724	21,877,600

4. Fair Value Measurements

The Company measures and reports its cash equivalents and restricted cash at fair value. The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$128,340	$—	$—	$128,340
Restricted money market funds	200	—	—	200

Total financial assets	$128,540	$—	$—	$128,540

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$148,604	$—	$—	$148,604
Restricted money market funds	225	—	—	225

Total financial assets	$148,829	$—	$—	$148,829

Money market funds and restricted money market funds are measured at fair value on a recurring basis using quoted prices and are classified as a Level 1 input.

There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2016.

5. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Cash	$2,210	$1,576
Cash equivalents:
Money market accounts	128,340	148,604

Total cash and cash equivalents	$130,550	$150,180

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Prepaid research and development project costs	$33	$878
Prepaid insurance	84	480
Other receivables	154	44
Other	272	271

Total prepaid expenses and other current assets	$543	$1,673

Property and Equipment, net

Property and equipment, net consists of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Computer equipment	$258	$242
Software	150	126
Lab equipment	—	236
Leasehold improvements	110	79
Furniture and fixtures	47	5

Property and equipment, gross	565	688
Less: accumulated depreciation	(164)	(122)

Total property and equipment, net	$401	$566

Depreciation and amortization related to the Company’s property and equipment was $54,000 and $106,000 for the three and six months ended June 30, 2016 and was $26,000 and $39,000 for the three and six months ended June 30, 2015.

During the three months ended June 30, 2016, as a result of the decision to halt investment in PNT2258 and the DNAi platform, the Company recorded impairment charges of $130,000 on its lab equipment (note 12).

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Accrued research and development costs	$2,147	$4,318
Accrued restructuring costs (note 12)	2,150	—
Accrued employee-related costs	1,448	1,529
Accrued professional fees	227	933
Other	218	236

Total accrued liabilities	$6,190	$7,016

6. Commitments and Contingencies

License Agreements

In May 2016, the Company entered into an exclusive license agreement with Carna Biosciences, Inc. (Carna) for worldwide rights to develop and commercialize PNT141, a small molecule kinase inhibitor targeting Cdc7 (the Carna License Agreement). In exchange for this exclusive right, the Company paid Carna an upfront payment of $0.9 million in June 2016. The Company will be required to pay Carna milestone payments of up to an aggregate of $270 million upon achievement of certain developmental, regulatory and commercial milestone events. In addition, for product candidates defined under the Carna License Agreement, the Company is required to pay Carna tiered single-digit royalties on net sales.

As of June 30, 2016, the Company had not accrued any milestone payments to Carna. Milestone payments will be accrued once they are considered probable of occurring.

Lease Agreements

The Company leases its Michigan facility under a month-to-month operating lease that provides for a fixed monthly rent and also certain rent adjustments covering the expenses and taxes of the facility.

In February 2015, the Company entered into an operating lease agreement to sublease office space in Vancouver, Canada. The operating lease agreement expires on February 27, 2018. Under the terms of the agreement, the Company issued a letter of credit to the sublessor on closing, which was collateralized by a restricted deposit of $25,000 at June 30, 2016.

In January 2016, the Company entered into an operating lease agreement to lease office space near San Francisco, California. The operating lease agreement expires on April 30, 2019.

In addition to base rent, these leases require payment of taxes and other operating costs. These operating costs are not included in the table below.

As of June 30, 2016, the aggregate future non-cancelable minimum lease payments associated with these operating leases are as follows:

Years Ending December 31:	Operating Leases
(in thousands)
2016	$176
2017	357
2018	209
2019	50

Total	$792

The total rent expense for all operating leases was $0.2 million and $0.3 million for the three and six months ended June 30, 2016 and was $0.1 million for the three and six months ended June 30, 2015.

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

	June 30, 2016	December 31, 2015
Outstanding and issued stock options	4,409,724	3,522,813
Shares reserved for future option grants	3,677,314	3,523,879
Shares reserved under the 2015 employee stock purchase plan	700,000	700,000

Total common stock reserved for issuance	8,787,038	7,746,692

8. Preferred Stock

Preferred Stock

As of June 30, 2016, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001. No shares of preferred stock were outstanding as of June 30, 2016.

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

The Company’s Series B, B-1, C and D redeemable convertible preferred stock was classified outside of stockholders’ equity (deficit) from issuance through the closing of the IPO, because the stock contained redemption features that commenced at any time on or after December 31, 2018 at the election of the Series B, B-1, C and D redeemable convertible preferred stockholders. The Company adjusted the carrying amount of the redeemable convertible preferred stock to equal the redemption value at the end of each reporting period. Due to the absence of retained earnings, adjustments to redemption value were recorded against additional paid-in capital, if any, and then to accumulated deficit. The change in the redemption value of the redeemable convertible preferred stock for the six months ended June 30, 2015 was as follows:

Redeemable Convertible Preferred Stock	(in thousands)
Series B	$23,184
Series B-1	16,307
Series C	20,359
Series D	92,035

Total adjustment to redemption value on redeemable convertible preferred stock	$151,885

As the redemption value for the redeemable convertible preferred stock was at times based on fair market value, the Company determined the fair value of the redeemable convertible preferred stock using a combination of the OPM and/or the PWERM models, or the fair value of the Company’s common stock. The following assumptions were used in the OPM to determine fair value of the redeemable convertible preferred stock for the six months ended June 30, 2015:

Expected term (in years)	0.9
Expected volatility	66%
Risk-free interest rate	0.2%
Expected dividend rate	—%

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

9. Preferred Stock Warrants

The Company classified its preferred stock warrants as liabilities. During the year ended December 31, 2015, $19.3 million of the fair value of the warrant liability was reclassified to redeemable convertible preferred stock and then into additional paid-in capital in stockholders’ equity (deficit) on conversion of redeemable convertible preferred stock into common stock on the closing of the IPO. The warrants were no longer outstanding at September 30, 2015.

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

During the six months ended June 30, 2015, the Company remeasured the preferred stock warrants using the OPM and/or PWERM models, or based on the fair value of the underlying stock. On the closing of the IPO in July 2015, the outstanding preferred stock warrants were exercised and the liability on the preferred stock warrants was reclassified to additional paid-in capital in stockholders’ equity (deficit), and was no longer subject to remeasurement.

The change in fair value of the preferred stock warrant liabilities is attributable to the increase of the fair value of the underlying stock. The change in the fair value of preferred stock warrants for the three and six months ended June 30, 2015 is recognized as a component of other income (expense), net in the condensed consolidated statements of operations.

10. Stock-Based Compensation

In the accompanying condensed consolidated statements of operations, the Company recognized stock-based compensation expense for its employees and non-employees as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Research and development	$807	$225	$1,761	$299
General and administrative	496	195	905	301

Total stock-based compensation	$1,303	$420	$2,666	$600

Determination of Fair Value

The estimated grant-date fair values of all of the Company’s stock-based awards were calculated using the Black-Scholes option pricing model, based on assumptions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected term (in years)	5.3 – 7.0	5.2 – 10.0	5.3 – 9.9	6.0 – 10.0
Expected volatility	77 – 85%	75 – 79%	77 – 85%	75 – 81%
Risk-free interest rate	1.1 – 1.7%	1.7%	1.1 – 1.9%	1.5 – 1.7%
Expected dividend rate	— %	— %	— %	— %

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

A summary of activity under the 2008 Plan and 2015 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Options (in thousands)
Outstanding — December 31, 2015	3,523,879	3,522,813	$3.81	8.78	$40,425
Awards authorized	1,202,324
Options granted	(1,294,880)	1,294,880	5.82
Options exercised	—	(161,978)	0.74
Options forfeited/cancelled	245,991	(245,991)	8.39

Outstanding — June 30, 2016	3,677,314	4,409,724	$4.26	8.77	$1,935

Exercisable — June 30, 2016		2,248,919	$1.78	8.14	$1,935

Vested and expected to vest — June 30, 2016		4,269,833	$4.21	8.76	$1,897

The weighted-average grant date fair values of options granted during the three and six months ended June 30, 2016 was $2.23 and $3.93 per share and during the three and six months ended June 30, 2015 was $12.03 and $4.35 per share. The aggregate intrinsic value of options exercised was $0.2 million and $1.0 million for the three and six months ended June 30, 2016 and $0 and $0.4 million for the three and six months ended June 30, 2015. The total grant date fair value of options vested for the three and six months ended June 30, 2016 was $2.7 million and $3.5 million and during the three and six months ended June 30, 2015 was $0.1 million and $0.2 million.

As of June 30, 2016, total unrecognized stock-based compensation related to unvested stock options was $13.9 million, net of estimated forfeitures. These costs are expected to be recognized over a remaining weighted-average period of 3.0 years as of June 30, 2016.

Liability for Early Exercise of Stock Options

The 2008 Plan allows for the granting of options that may be exercised before the options have vested. In December 2014, an executive officer early exercised 103,252 stock options. In February 2015, an executive officer early exercised 13,422 stock options. On early exercise, the awards became subject to a restricted stock agreement. The shares of restricted stock granted upon early exercise of the options are subject to the same vesting provisions as the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment or services, at the price paid by the purchaser, and are not deemed to be issued for accounting purposes until those related shares vest. The liability is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. As at June 30, 2016, all stock granted upon early exercise of the options have vested and as such, the Company has no outstanding liability related to the early exercise of stock options. As of December 31, 2015, the Company recorded the unvested portion of the exercise proceeds of $23,000 as a current liability in the accompanying condensed consolidated balance sheets. As of December 31, 2015, 23,554 shares held by the employees were unvested and subject to repurchase.

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

Under the ESPP, participants are offered the options to purchase shares of the Company’s common stock at a 15% discount during a series of discrete offering periods, subject to any plan limitations. The ESPP will not become effective until such time as the Compensation Committee determines in the future, and as of June 30, 2016, the initial offering periods had not commenced. As of June 30, 2016, no shares of common stock have been issued to employees participating in the ESPP and 700,000 shares were available for issuance under the ESPP.

11. Income Taxes

The Company did not record a provision for federal income taxes for the three and six months ended June 30, 2016 because it expects to generate a loss for the year ended December 31, 2016. The income tax expense of $14,000 and $22,000 for the three and six months ended June 30, 2016 represents foreign taxes. The Company’s net U.S. deferred tax assets continue to be offset by a full valuation allowance.

12. Restructuring Costs

In June 2016, the Company halted investment in PNT2258 and the DNAi platform and closed the related Phase 2 clinical trials to further enrollment. As a result, the Company closed its research facility in Plymouth, Michigan, renegotiated and terminated certain contracts, and implemented staff reductions in the United States and Canada.

The following table summarizes restructuring activities for the six months ended June 30, 2016:

	Contract Termination	Employee Termination	Asset Impairment	Total
	(in thousands)
Accrual balance at December 31, 2015	$—	$—	$—	$—
Restructuring costs charged to research and development expense	2,787	—	—	2,787
Restructuring costs charged to general and administrative expense	5	186	130	321
Non-cash charges	(681)	—	(130)	(811)
Cash payments	(18)	(129)	—	(147)

Accrual balance at June 30, 2016	$2,093	$57	$—	$2,150

The accrual balance is expected to be fully paid in early 2017.

There were no restructuring activities during the three and six months ended June 30, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a drug development company focused on advancing targeted therapeutics for the treatment of patients with cancer. We are an ambitious oncology drug development company oriented towards registration and commercialization. We have a world-class management team with a proven track record of success in oncology drug development, and we intend to build and advance a broad and diverse pipeline of promising oncology assets against emerging targets on the leading edge of cancer biology.

We are developing PNT141, a potent, selective and orally bioavailable small molecule inhibitor of the Cdc7 kinase. This kinase is a key regulator of both DNA replication and DNA damage response, making it a compelling emerging target for the potential treatment of a broad range of tumor types. We are currently conducting a preclinical assessment of PNT141 that we believe will further inform our clinical development plans and patient selection strategies. In addition, we are planning to complete various other tasks and activities, such as those related to toxicology and manufacturing, with the objective of advancing this drug into clinical trials in the second half of 2017.

We continue to seek and evaluate additional assets for potential in-licensing or acquisition, with the objective of expanding the number of products we have in our portfolio and in order to leverage the full potential of our team.

In June 2016, we suspended the development of PNT2258, our former lead product candidate, based on our review of the interim results from a Phase 2 trial of PNT2258. Although we observed modest efficacy from PNT2258 in this interim analysis, we did not view these data as robust enough to justify continued development of the drug. We continue to review these data in order to determine next steps with the asset and technology; however, no further investment in PNT2258 or the underlying DNAi platform is contemplated and we subsequently have closed our research facility based in Plymouth, Michigan, which supported these programs.

Since inception, we have devoted substantially all of our resources to research and development activities, including the clinical development of PNT2258, and providing general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. Our net losses were $12.9 million and $23.4 million for the three and six months ended June 30, 2016 and were $15.2 million and $23.3 million for the three and six months ended June 30, 2015. As of June 30, 2016, we had an accumulated deficit of $557.6 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest to further develop, and seek regulatory approval for, our product candidate, PNT141, a small molecule kinase inhibitor targeting Cdc7;

•	acquire or in-license additional product candidates and technologies;

•	develop additional product candidates;

•	hire additional clinical, scientific and management personnel;

•	invest in scaling our manufacturing capacity to support development and our global commercialization strategy;

•	seek regulatory and marketing approvals for any product candidates that we may develop;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and to operate as a public company.

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

We have funded our operations to date primarily from the issuance and sale of our common stock in our IPO and our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through debt financings and exercises of our preferred stock warrants. As of June 30, 2016, we had cash and cash equivalents of $130.6 million.

Components of Statements of Operations

Operating Expenses

Research and Development

Research and development expenses consist primarily of the following:

•	fees or milestone payments incurred in connection with license agreements;

•	personnel-related costs, which include salaries, benefits, stock-based compensation, recruitment fees and travel costs;

•	costs associated with preclinical studies and clinical trials, regulatory activities and manufacturing activities to support clinical activities;

•	fees paid to external service providers that conduct certain research and development, clinical and manufacturing activities on our behalf; and

•	facility-related costs, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expenses and other supplies.

The largest recurring component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of PNT2258. We expect our research and development expenses will increase over the next few years as we expand our portfolio of product candidates, advance our development programs, pursue regulatory approval of our product candidates in the United States and other jurisdictions, and prepare for potential commercialization, which will require a significant investment in areas related to contract manufacturing and inventory buildup.

The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for PNT141 or any future product candidates. The probability of success of our product candidates may be affected by numerous factors, including clinical data, regulatory developments, competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization of PNT141 or any future product candidates.

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

Restructuring Costs included in Research and Development and General and Administrative

In June 2016, we halted investment in PNT2258 and the DNAi platform and closed the related Phase 2 clinical trials to further enrollment. As a result, we closed our research facility in Plymouth, Michigan, renegotiated and terminated certain contracts, and implemented staff reductions in the United States and Canada.

The following table summarizes restructuring activities for the six months ended June 30, 2016:

	Contract Termination	Employee Termination	Asset Impairment	Total
	(in thousands)
Accrual balance at December 31, 2015	$—	$—	$—	$—
Restructuring costs charged to research and development expense	2,787	—	—	2,787
Restructuring costs charged to general and administrative expense	5	186	130	321
Non-cash charges	(681)	—	(130)	(811)
Cash payments	(18)	(129)	—	(147)

Accrual balance at June 30, 2016	$2,093	$57	$—	$2,150

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

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States and income taxes in Canada and Australia, as well as deferred income taxes and changes in related valuation allowance, reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

We did not record a provision for U.S. federal income taxes for the three and six months ended June 30, 2016 because we expect to generate a loss for the year ended December 31, 2016. Our tax expense to date relates to income taxes in Canada and Australia. Our net U.S. deferred tax assets continue to be offset by a full valuation allowance.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

	Three Months Ended June 30,		Change
	2016	2015	$
	(in thousands)
Operating expenses:
Research and development	$9,115	$4,738	$4,377
General and administrative	3,831	1,874	1,957

Total operating expenses	12,946	6,612	6,334

Loss from operations	(12,946)	(6,612)	(6,334)
Other income (expense), net:
Change in fair value of preferred stock warrants	—	(8,630)	8,630
Other income (expense)	88	(6)	94

Total other income (expense), net	88	(8,636)	8,724

Loss before provision for income taxes	(12,858)	(15,248)	2,390
Provision for income taxes	14	1	13

Net loss	$(12,872)	$(15,249)	$2,377

Research and Development

Research and development expenses increased $4.4 million, from $4.7 million for the three months ended June 30, 2015 to $9.1 million for the three months ended June 30, 2016. The increase was primarily due to a $2.8 million restructuring charge related to the halt in investment in PNT2258 and the DNAi platform, a $1.4 million increase in personnel-related costs due mainly to increased headcount, of which $0.6 million was attributable to stock-based compensation, and a $0.9 million upfront license payment for the exclusive license of PNT141. These increased costs were partially offset by a $0.7 million decrease in third-party manufacturing costs.

General and Administrative

General and administrative expenses increased $2.0 million, from $1.9 million for the three months ended June 30, 2015 to $3.8 million for the three months ended June 30, 2016. The increase was primarily due to a $1.0 million increase in personnel-related costs associated mainly with increased headcount, of which $0.3 million was attributable to stock-based compensation. The remaining increase was attributable to a $0.4 million increase relating to business development activities, a $0.3 million restructuring charge related to employee termination and asset impairment, and a $0.3 million increase in allocated overhead expenses primarily related to increased headcount in support of corporate growth.

Change in Fair Value of Preferred Stock Warrants

The change in the fair value of our preferred stock warrants decreased $8.6 million, from $8.6 million for the three months ended June 30, 2015 to nil for the three months ended June 30, 2016. The preferred stock warrants were exercised immediately prior to the closing of the IPO, which closed on July 21, 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

	Six Months Ended June 30,		Change
	2016	2015	$
	(in thousands)
Operating expenses:
Research and development	$15,751	$10,034	$5,717
General and administrative	7,808	3,315	4,493

Total operating expenses	23,559	13,349	10,210

Loss from operations	(23,559)	(13,349)	(10,210)
Other income (expense), net:
Change in fair value of preferred stock warrants	—	(9,956)	9,956
Other income	171	19	152

Total other income (expense), net	171	(9,937)	(10,108)

Loss before provision for income taxes	(23,388)	(23,286)	(102)
Provision for income taxes	22	11	11

Net loss	$(23,410)	$(23,297)	$(113)

Research and Development

Research and development expenses increased $5.7 million, from $10.0 million for the six months ended June 30, 2015 to $15.8 million for the six months ended June 30, 2016. The increase was primarily due to a $2.8 million restructuring charge related to the halt in investment in PNT2258 and the DNAi platform, a $3.7 million increase in personnel-related costs due mainly to increased headcount, of which $1.5 million was attributable to stock-based compensation, a $1.2 million increase in costs related to the PNT2258 clinical trials and a $0.9 million upfront license payment for the exclusive license of PNT141. These increased costs were partially offset by a $3.1 million decrease in third-party manufacturing costs.

General and Administrative

General and administrative expenses increased $4.5 million, from $3.3 million for the six months ended June 30, 2015 to $7.8 million for the six months ended June 30, 2016. The increase was primarily due to a $2.1 million increase in personnel-related costs associated mainly with increased headcount, of which $0.6 million was attributable to an increase in stock-based compensation. The remaining increase was attributable to an $0.8 million increase relating to business development activities, an $0.8 million increase in allocated overhead expenses primarily related to increased headcount in support of corporate growth, a $0.4 million increase in accounting, consulting, legal and other professional fees incurred in connection with activities related to being a public company, and a $0.3 million restructuring charge related to employee termination and asset impairment.

Change in Fair Value of Preferred Stock Warrants

The change in the fair value of our preferred stock warrants decreased $10.0 million, from $10.0 million for the six months ended June 30, 2015 to nil for the six months ended June 30, 2016. The preferred stock warrants were exercised immediately prior to the closing of the IPO, which closed on July 21, 2015.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have never generated revenue and have incurred significant net losses. Our net losses for the three and six months ended June 30, 2016 were $12.9 million and $23.4 million and for the three and six months ended June 30, 2015 were $15.2 million and $23.3 million. As of June 30, 2016, we had an accumulated deficit of $557.6 million. Our principal sources of liquidity as of June 30, 2016 were cash and cash equivalents of $130.6 million.

In July 2015, we closed our IPO and sold an aggregate of 9,315,000 shares of our common stock (inclusive of 1,215,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares) at a price of $17.00 per share. We received aggregate cash proceeds of approximately $143.6 million from the IPO, net of underwriting discounts and commissions and offering expenses. As of June 30, 2016, we did not have any outstanding borrowings or any debt arrangements.

We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest to further develop, and seek regulatory approval for, our product candidate, PNT141, a small molecule kinase inhibitor targeting Cdc7;

•	acquire or in-license additional product candidates and technologies;

•	develop additional product candidates;

•	hire additional clinical, scientific and management personnel;

•	invest in scaling our manufacturing capacity to support development and our global commercialization strategy;

•	seek regulatory and marketing approvals for any product candidates that we may develop;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and to operate as a public company.

To fund our current operating plans, we will need to raise additional capital. Our existing cash and cash equivalents will not be sufficient for us to complete development of our new lead product candidate and, if applicable, to prepare for commercializing any product candidate that may receive approval. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities; however, we believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans through at least the next 18 months. We cannot assure that we will ever be profitable or generate positive cash flow from operating activities. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash used in operating activities	$(19,553)	$(12,235)
Cash used in investing activities	(155)	(422)
Cash provided by (used in) financing activities	105	(697)
Effect of foreign exchange rate changes on cash and cash equivalents	(27)	—

Net decrease in cash and cash equivalents	$(19,630)	$(13,354)

Cash Flows from Operating Activities

For the six months ended June 30, 2016, cash used in operating activities of $19.6 million was attributable to a net loss of $23.4 million, partially offset by $3.6 million in non-cash charges that consisted primarily of stock-based compensation and non-cash restructuring charges.

For the six months ended June 30, 2015, cash used in operating activities of $12.2 million was attributable to a net loss of $23.3 million, partially offset by $10.6 million in non-cash charges and a net change of $0.5 million in our net operating assets and liabilities. The non-cash charges consisted primarily of $10.0 million for the change in fair value of our preferred stock warrants and $0.6 million in stock-based compensation. The change in operating assets and liabilities was primarily attributable to an increase in our accounts payable and accrued liabilities due to an increase in costs.

Cash Flows from Investing Activities

For the six months ended June 30, 2016, cash used in investing activities of $0.2 million was primarily attributable to the purchase of property and equipment.

For the six months ended June 30, 2015, cash used in investing activities related to purchases of property and equipment and cash transferred to a restricted cash account as collateral for our corporate credit cards and facility lease.

Cash Flows from Financing Activities

For the six months ended June 30, 2016, cash provided by financing activities was $0.1 million, consisting of proceeds received from the exercise of options to purchase common stock.

For the six months ended June 30, 2015, cash used in financing activities was $0.7 million, consisting of the payment of $1.0 million in deferred offering costs, partially offset by $0.3 million in cash proceeds received from the exercise of redeemable convertible preferred stock warrants.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of June 30, 2016, which represent material expected or contractually committed future obligations.

	Payments Due by Period
Contractual Obligations:	Remainder of 2016	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Clinical obligations(1)	$1,765	$309	$—	$—	$2,074
Operating lease obligations(2)	176	566	50	—	792

Total contractual obligations	$1,941	$875	$50	$—	$2,866

(1)	Reflects payments we are required to make pursuant to clinical agreements relating to the wind-down of clinical trials for PNT2258.
(2)	Reflects payments we are required to make under operating lease agreements. Costs such as taxes and other operating costs are not included in the amounts disclosed.

Under the terms of the license agreement with Carna, we are required to pay certain milestones if certain developmental, regulatory and commercial milestones are achieved. These milestone payments have been excluded from the table above as we are unable to reliably estimate the timing of the future payments.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $130.6 million as of June 30, 2016, which consisted primarily of bank deposits and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an oncology company with a limited operating history. Since inception, we have incurred significant operating losses. Our net losses were $23.4 million and $53.3 million for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $557.6 million. Investment in oncology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue the development of our product candidate, PNT141, fund preclinical and clinical development, seek to identify additional product candidates, seek regulatory approval, prepare for potential commercialization and operate as a public company.

Even if we succeed in commercializing PNT141 or any future product candidates we may develop, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital.

Our business is highly dependent on the success of our only product candidate, PNT141. If we are unable to successfully develop, obtain regulatory approval for and commercialize PNT141, or experience significant delays in doing so, our business will be materially harmed.

Our business and future success depends on our ability to successfully develop, obtain regulatory approval for and commercialize our only product candidate, PNT141, which is at a very early stage of development. We have invested effort and financial resources in the research and development of PNT141, and PNT141 will require significant additional preclinical and clinical testing before we can seek regulatory approval and potentially launch commercial sales. Further development of PNT141 will require additional preclinical and clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales, if approved.

We cannot commercialize product candidates in the United States without first obtaining regulatory approval for the product candidates from the U.S. Food and Drug Administration (FDA). Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from similar regulatory authorities outside of the United States, such as the European Medicines Agency in Europe. Even if PNT141 or another product candidate were to be approved by the FDA and non-U.S. regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for PNT141 in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development, marketing or commercialization of

PNT141 or any other product candidate that we may discover, in-license, develop or acquire in the future. Furthermore, even if we obtain regulatory approval for PNT141, we will still need to develop a commercial organization, or collaborate with a third party for the commercialization of PNT141, establish commercially viable pricing and obtain approval for coverage and adequate reimbursement from third parties, including government payors. If we are unable to successfully commercialize PNT141, we may not be able to generate sufficient revenues to continue our business.

We are very early in our development efforts and have only one product candidate in preclinical development. If we are unable to successfully develop and commercialize product candidates or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts and have only one product candidate, PNT141, in preclinical development. PNT141 has never been evaluated in human clinical trials, and the results of completed preclinical studies may not be indicative of the results from future preclinical studies or clinical trials. We will be required to demonstrate through adequate and well-controlled clinical trials that PNT141 is safe and effective, with a favorable benefit-risk profile, for use in its target indication before we can seek regulatory approval for its commercial sale. The success of PNT141 and any future product candidates that we may develop will depend on several factors, including the following:

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

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize PNT141 or other product candidates that we may develop, which would materially harm our business.

Our efforts to acquire additional product candidates and grow our pipeline may be unsuccessful.

We are currently focused on building a pipeline of additional oncology assets. The identification, evaluation and acquisition of additional product candidates are expensive and time-consuming processes, and our efforts may not lead to the acquisition of any additional product candidates that can be successfully developed and commercialized. If our efforts do not lead to the acquisition of suitable product candidates, we may be unable to grow our pipeline.

Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development. For example, they may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our approach, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

If further preclinical development or clinical trials of PNT141 or future product candidates that we may develop or acquire fail to demonstrate safety and efficacy or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of PNT141 or future product candidates.

The outcome of preclinical testing and early clinical trials may not be predictive of the success of later preclinical testing and clinical trials, and interim results of a clinical trial do not necessarily predict final results. Many companies in the biotechnology industry have suffered significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and there is a high failure rate for product candidates proceeding through clinical trials. For example, in June 2016, we announced that we decided to suspend the development of PNT2258 after an interim analysis of data from a Phase 2 clinical trial of PNT2258 indicated only modest efficacy. We cannot, therefore, guarantee that we will be successful in obtaining the required efficacy and safety profile from PNT141. A failure of one or more preclinical studies or clinical trials can occur at any stage of testing. We are currently conducting a preclinical assessment of PNT141 that we believe will further inform our clinical development plans and patient selection strategies. In addition, we are planning to complete various other tasks and activities, such as those related to toxicology and manufacturing, with the objective of advancing this drug into clinical trials in the second half of 2017. However, we have not yet discussed such preclinical development with the FDA, and we may receive feedback from the FDA that delays our expected development timeline. Additionally, the preclinical studies of PNT141 may not ultimately support an IND submission or further clinical development.

Before obtaining marketing approval from regulatory authorities, including the FDA, for the sale of our product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans and an acceptable risk/benefit profile.

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and even if the trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. To the extent that the results of our studies and trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

We may experience numerous unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	undesirable side effects or other unexpected characteristics of our product candidates, causing us or our investigators, regulators or IRBs to suspend or terminate the trials;

•	regulators or institutional review boards (IRBs) may not authorize us or our investigators to initiate a clinical trial or conduct a clinical trial at a prospective trial site;

•	government or regulatory delays and changes in regulatory requirements, policy and guidelines;

•	delays in reaching or failure to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and contract research organizations (CROs), or failure by such CROs or trials sites to carry out the clinical trial in accordance with the terms of our agreements with them;

•	negative or inconclusive results of preclinical studies or clinical trials;

•	decision by us to conduct additional preclinical studies or clinical trials or abandon product development programs;

•	a higher number of patients required for clinical trials, slower than expected enrollment, greater than expected competition for patients or higher than expected drop out rates;

•	clinical sites electing to terminate their participation in one of our clinical trials, which would likely have a detrimental effect on subject enrollment;

•	failure of third-party contractors to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols;

•	suspension or termination of clinical trials for various reasons, including unacceptable health risks;

•	imposition of a clinical hold for safety reasons or following an inspection of our clinical trial operations or site by the FDA or other regulatory authorities;

•	greater than expected cost of clinical trials;

•	insufficient supply or quality of product candidates or other materials necessary to conduct clinical trials; and

•	revision of legal or regulatory requirements for approving our product candidates.

If we are required to conduct additional preclinical studies or clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete preclinical studies and clinical trials of our product candidate or other testing, if the results of these studies, trials or tests reflect an unacceptable safety profile, or are not positive or are only modestly positive, we may:

•	be delayed or unable to submit an IND, or an IND may be rejected by the FDA;

•	be delayed in obtaining marketing approval;

•	not obtain marketing approval at all;

•	obtain marketing approval in some countries and not in others;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;

•	be subject to additional post-marketing testing requirements; or

•	have the product removed from the market after obtaining marketing approval.

Product development costs will also increase if we experience delays in testing or marketing approvals. We do not know whether any preclinical studies or clinical trials will continue as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical studies and clinical trial delays also could allow our competitors to bring products to market before we do and could impair our ability to successfully commercialize our product candidate, any of which may harm our business and results of operations.

If we fail to obtain additional capital, we may be unable to acquire additional product candidates and complete the development and commercialization of PNT141 or any future product candidates.

We expect to spend substantial amounts to acquire additional product candidates and advance PNT141 in preclinical and clinical development, seek regulatory approvals for our product candidate, establish a commercial sales force and manufacture and market products, if any, that are approved for commercial sale. We also incur significant additional compliance and administrative costs as a result of operating as a public company.

Our future capital requirements will depend on many factors, including:

•	the progress and results of our planned preclinical studies and clinical trials of PNT141;

•	the scope, progress, results and costs of product candidate discovery, preclinical development, laboratory testing and clinical trials for our future product candidates;

•	the costs, timing and outcome of regulatory review of PNT141 and any future product candidates;

•	the costs of future commercialization activities, including drug sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator;

•	the extent to which we acquire or in-license other drugs and technologies;

•	our ability to establish and maintain collaborations on favorable terms, if at all;

•	the success of any collaborations that we may enter into with third parties;

•	the timing and amount of milestone and royalty payments;

•	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our drug candidates receive marketing approval; and

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve drug sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of PNT141, if approved, which we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of PNT141 or other research and development initiatives. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. We also may be unable to acquire additional promising product candidates.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

•	the number of clinical trials for other product candidates in the same therapeutic area that are currently in clinical development, and our ability to compete with such trials for patients and clinical trial sites;

•	the patient eligibility criteria defined in the protocol;

•	the size of the patient population;

•	the risk that disease progression will result in death before the patient can enroll in clinical trials or before the completion of any clinical trials in which the patient is enrolled;

•	the proximity and availability of clinical trial sites for prospective patients;

•	the design of the trial;

•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•	our ability to obtain and maintain patient consents; and

•	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

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

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our planned clinical trials, which could prevent completion of these clinical trials and adversely affect our ability to advance the development of our product candidates or any future product candidates we may develop.

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

The manufacture of PNT141 is complex and we may encounter difficulties in production, particularly with respect to process development or scaling up of our manufacturing capabilities. If our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for preclinical studies, clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

As product candidates are developed through preclinical to late stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned preclinical studies or future clinical trials.

Currently, PNT141 is manufactured using an unoptimized process by third-party manufacturers. Although we are working to develop a commercially viable manufacturing process, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale up, process reproducibility, stability issues, lot consistency and timely availability of reagents or raw materials.

Any of these challenges could delay completion of preclinical studies or clinical trials, require bridging studies or trials, or the repetition of one or more studies or trials, increase development costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods and have an adverse effect on our business, financial condition, results of operations and growth prospects.

Our reliance on third-party manufacturing partners may cause our supply of research and development, preclinical and clinical development materials to become limited or interrupted or fail to be of satisfactory quantity or quality.

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacture of PNT141 and any future potential product candidates that we may develop for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We have engaged third-party manufacturers to obtain materials and consumables necessary for the manufacture of PNT141.

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

Any performance failure on the part of our existing or future manufacturers, or any interruption or poor yield or quality of manufactured materials, could delay development or marketing approval. We do not currently have arrangements in place for redundant supply. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

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

Thus, our current and anticipated future dependence upon others for the manufacture of our product candidates or medicines may adversely affect our development timeline, our future profit margins or our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

Our product candidates may cause undesirable side effects or have other properties that could halt their development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

We have not tested PNT141 in humans, nor have we discussed the safety profile of PNT141 with the FDA. It is possible that the FDA may not agree with any future assessment of the safety profile of PNT141. Undesirable side effects caused by any of our product candidates could cause us, IRBs, our CROs, the FDA or other regulatory authorities to interrupt, delay or discontinue development and could result in the denial of regulatory approval by the FDA or other non-U.S. regulatory authorities for any or all targeted indications. This, in turn, could prevent us from commercializing our product candidates and generating revenues from their sale. In addition, if any of our products cause serious or unexpected side effects or are associated with other safety risks after receiving marketing approval, a number of potential significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of this product;

•	we may be required to recall the product, change the way it is administered, conduct additional clinical trials or change the labeling of the product;

•	the product may be rendered less competitive and sales may decrease;

•	our reputation may suffer generally both among clinicians and patients;

•	regulatory authorities may require certain labeling statements, such as warnings or contraindications or limitations on the indications for use, or impose restrictions on distribution in the form of a Risk Evaluation and Mitigation Strategy (REMS) in connection with approval, if any; or

•	we may be required to change the way the product is administered or conduct additional preclinical studies or clinical trials.

If preliminary data demonstrate that PNT141 has an unfavorable safety profile and is unlikely to receive regulatory approval or be successfully commercialized, we may voluntarily suspend or terminate future development of PNT141.

Any one or a combination of these events could prevent us from obtaining approval and achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product, which in turn could delay or prevent us from generating significant revenues from the sale of the product.

We will rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We will depend upon independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners to conduct our preclinical studies and clinical trials under agreements with us. We expect to have to negotiate budgets and contracts with CROs and trial sites, which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our preclinical studies and clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good clinical practices (cGCPs), which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the data generated in our studies and trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional studies or trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our studies or trials comply with the cGCP regulations. In addition, our studies and trials must be conducted with drug product produced under cGMPs. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat studies or trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our preclinical studies and clinical trials will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols or regulatory requirements or for other reasons, our studies and trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

We may be required to suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive, or the trials are not well designed.

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

The oncology industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We may face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

If PNT141 is approved, it may compete with existing therapies and currently marketed drugs for the indication or indications for which it is approved. To date, there are no therapeutics currently approved or marketed as Cdc7 inhibitors that would be direct competitors to PNT141.

Many of the companies against which we may compete have significantly greater financial and other resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the oncology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or that may be necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if any competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may develop. Our competitors also may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic drugs. If we fail to complete effectively, our business and operating results would be harmed.

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

We conduct a portion of our operations in Brisbane, California and Vancouver, British Columbia. Many other oncology companies and many academic and research institutions have located their headquarters in this region. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of data from completed or future preclinical studies or clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on other third parties for the manufacture of our product candidates and to conduct studies and trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Our corporate headquarters are in Vancouver, British Columbia, and we have an office in Brisbane, California, each of which are near major earthquake faults. Our operations and financial condition could suffer in the event of a major earthquake or other natural disaster.

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

We face an inherent risk of product liability as a result of the testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

We currently hold liability insurance coverage, but that coverage may not be adequate to cover any and all liabilities that we may incur. We would need to increase our insurance coverage when we begin the commercialization of our product candidates, if ever. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. We cannot assure you that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy and stock price may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

Our quarterly operating results may fluctuate significantly, which may cause our stock price to fluctuate or decline.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expense related to PNT141 or future development programs;

•	the suspension of PNT2258 clinical development and investment in the DNAi platform;

•	results of preclinical studies and clinical trials, or the addition or termination of preclinical studies, clinical trials or funding support;

•	the timing of the release of results from any preclinical studies and clinical trials;

•	the timing and amount of milestone and royalty payments to our licensor;

•	our execution of any new collaboration, licensing or similar arrangement, and the timing of payments we may make or receive under such existing or future arrangements or the termination or modification of any such existing or future arrangements;

•	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	if any of our product candidates receives regulatory approval, market acceptance and demand for such product candidates;

•	regulatory developments affecting our product candidates or those of our competitors; and

•	changes in general market and economic conditions.

If our quarterly operating results or expected results from development of our product candidates fall outside the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

Risks Related to Government Regulation

We may be unable to obtain U.S. or foreign regulatory approval of PNT141, and, as a result, we may be unable to commercialize our product candidates.

Our sole product candidate, PNT141, is, and any future product candidates that we may develop will be, subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, import, export, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing, distribution, import and export of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed before a new drug can be marketed in the United States and in many foreign jurisdictions. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our collaborators to begin selling them.

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

The standards that the FDA and its foreign counterparts use when regulating us are not always applied predictably or uniformly and can change. Because the drugs we are developing may represent a new class of drug, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to these drugs. The lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we may submit. Moreover, the FDA may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the development of our product candidates.

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

Even if we receive regulatory approval of PNT141, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any regulatory approvals that we receive for PNT141 will require surveillance to monitor the safety and efficacy of the product candidate, and may require us to conduct post-approval clinical studies. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and cGCPs for any clinical trials that we conduct post-approval.

Moreover, if we obtain regulatory approval for PNT141 or any other product candidate, we will only be permitted to market our products for the indication approved by FDA, and such approval may involve limitations on the indicated uses or promotional claims we may make for our products, or otherwise not permit labeling that sufficiently differentiates our product candidates from competitive products with comparable therapeutic profiles. For example, we will not be able to claim that our products have fewer side effects, or improve compliance or efficacy unless we can demonstrate those attributes to FDA in comparative clinical trials.

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

Obtaining and maintaining regulatory approval for PNT141 in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval for PNT141, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

Risks Related to Our Intellectual Property

We depend on intellectual property licensed from Carna, and the termination of this license could result in the loss of significant rights, which would harm our business.

Pursuant to a license agreement with Carna Biosciences, Inc, or Carna, we hold an exclusive license from Carna to use certain patented technology, including certain patent rights and know-how related to Cdc7 kinase inhibitors. Carna may terminate the agreement in the event of our material breach, subject to certain cure provisions, and we may terminate the agreement at any time upon 30 days’ prior written notice to Carna.

Disputes may arise between us and Carna regarding intellectual property subject to this license agreement, including with respect to:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	the amount and timing of milestone and royalty payments;

•	the rights of Carna under the license agreement;

•	our right to sublicense patent and other rights to third parties under collaborative development relationships;

•	our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations; and

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by Carna and us and our partners.

Any disputes with Carna over intellectual property that we have licensed from it may prevent or impair our ability to maintain our current licensing arrangement. We depend on these licensed technologies and products to develop PNT141. Termination of our license agreement could result in the loss of significant rights and could materially harm our ability to further develop and commercialize PNT141 and any other product candidates.

If we are not able to obtain and enforce patent protection for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected.

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. Carna has filed, and we will continue to file, patent applications directed to the compositions of matter and methods of use related to various aspects of PNT141.

We and our current or future licensors and licenses may not be able to apply for or prosecute patents on certain aspects of our product candidates or technologies at a reasonable cost in a timely fashion or at all. It is also possible that we or our current licensors, or any future licensors or licensees, will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, our patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, such as with respect to proper priority claims, inventorship, claim scope or patent term adjustments. If our current licensors, or any future licensors or licensees, are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised and we might not be able to prevent third parties from making, using, and selling competing products. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid and unenforceable. Moreover, our competitors may independently develop equivalent knowledge, methods, and know-how. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business, financial condition and operating results.

There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or technologies or to provide meaningful protection from our competitors. Moreover, the patent position of oncology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

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

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patent protection for certain aspects of our product candidates and technologies, we also consider trade secrets, including confidential and unpatented know-how important to the maintenance of our competitive position. We protect trade secrets and confidential and unpatented know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to maintain confidentiality and assign their inventions to us.

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

We, our licensors or any future strategic partners may be subject to third-party claims for infringement or misappropriation of patent or other proprietary rights that prevent us from developing and commercializing our products. If we, our licensors or any future strategic partners are found to infringe a third-party patent or other intellectual property rights, we could be required to pay substantial damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed. In addition, we, our licensors or any future strategic partners may choose to seek, or be required to seek, a license from a third party, which may not be available on acceptable terms, if at all. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. If we fail to obtain a required license, we may be unable to effectively market product candidates based on our technology, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. Alternatively, we may need to redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In addition, we may find it necessary to pursue claims or initiate lawsuits to protect or enforce our patent or other intellectual property rights. The cost to us in defending or initiating any litigation or other proceeding relating to patent or other proprietary rights, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and limit our ability to continue our operations.

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

If we fail to comply with our obligations under any license, collaboration or other agreements, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our product candidates and technologies or we could lose certain rights to grant sublicenses.

Our current license imposes, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, and other obligations on us. For example, we are required to pay Carna milestone payments in an aggregate amount of up to $270 million based upon the achievement of certain developmental, regulatory and commercial milestones of PNT141. We are also required to pay Carna, on a product-by-product and country-by-country basis, tiered single-digit royalties on the net sales of PNT141. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, we may be required to pay significant milestone and royalty payments, depending on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

If our trademarks are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We have trademarked ProNAi. Our trademark may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to this trademark or may be forced to stop using this name, which we need for name recognition by potential partners or customers in our markets of interest. If we are unable to establish name recognition based on our trademark, we may not be able to compete effectively and our business may be adversely affected.

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

The market price of our common stock may be subject to wide fluctuations. For example, we experienced a significant decrease in our stock price after we announced the suspension of the development of PNT2258 and the DNAi platform in June 2016. Factors affecting the market price of our common stock include:

•	the timing and results of development activities related to PNT141;

•	our ability to acquire or in-license new product candidates to grow our pipeline;

•	the commencement, enrollment or results of future clinical trials we may conduct, or changes in the development status of our product candidates;

•	any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;

•	disputes with Carna regarding our licensed technology and products;

•	adverse results or delays in preclinical studies or clinical trials;

•	changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;

•	adverse developments concerning our manufacturers;

•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;

•	our inability to establish collaborations if needed;

•	our failure to commercialize our product candidates;

•	additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to the use of our product candidates;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	the size and growth of our initial target markets;

•	our ability to successfully treat additional types of cancers or at different stages;

•	actual or anticipated variations in quarterly operating results;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	changes in the market valuations of similar companies;

•	overall performance of the equity markets;

•	sales of our common stock by us or our stockholders in the future;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation;

•	general political and economic conditions; and

•	other events or factors, many of which are beyond our control.

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

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

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

In June 2016, we halted investment in PNT2258, our former lead product candidate, based on our review of the interim results from a Phase 2 trial of PNT2258. Accordingly, we now intend to use the remaining net proceeds from our IPO to advance the development of PNT141, acquire or in-license additional product candidates and technologies and for other general corporate purposes.

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

PRONAI THERAPEUTICS, INC.

Date: August 12, 2016	By:	/s/ Nick Glover
Dr. Nick Glover
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2016	By:	/s/ Sukhi Jagpal
Sukhi Jagpal
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Exhibit Filing Date	Filed/ Furnished Herewith

10.1#	License Agreement between Carna Biosciences, Inc. and ProNAi Therapeutics, Inc. dated May 26, 2016.					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

#	Portions of this exhibit have been omitted based on an application for confidential treatment submitted to the SEC. The omitted portions of this exhibit have been filed separately with the SEC.

*	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.