Form 10-Q
period 2016-09-30
ProNAi Therapeutics Inc
filed 2016-11-10
CIK 1290149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

As of November 8, 2016, there were 30,366,919 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.

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

PRONAI THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 5)	$122,682	$150,180
Prepaid expenses and other current assets (Note 5)	1,822	1,673

Total current assets	124,504	151,853
Property and equipment, net (Note 5)	357	566
Other assets	205	349

TOTAL ASSETS	$125,066	$152,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued liabilities (Note 5)	$13,958	$7,016
Accounts payable	174	358
Other current liabilities	—	23

Total current liabilities	14,132	7,397

TOTAL LIABILITIES	14,132	7,397

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2016 and December 31, 2015; nil shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of September 30, 2016 and December 31, 2015; 30,350,560 and 30,058,105 shares issued and outstanding as of September 30, 2016 and December 31, 2015	30	30
Additional paid-in capital	683,710	679,528
Accumulated deficit	(572,806)	(534,187)

TOTAL STOCKHOLDERS’ EQUITY	110,934	145,371

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,066	$152,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRONAI THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$12,323	$8,295	$28,074	$18,329
General and administrative	2,960	2,738	10,768	6,053

Total operating expenses	15,283	11,033	38,842	24,382

Loss from operations	(15,283)	(11,033)	(38,842)	(24,382)
Other income (expense), net:
Change in fair value of preferred stock warrants	—	(7,487)	—	(17,443)
Other income	88	29	259	48

Total other income (expense), net	88	(7,458)	259	(17,395)

Loss before provision for income taxes	(15,195)	(18,491)	(38,583)	(41,777)
Provision for income taxes	14	14	36	25

Net loss	(15,209)	(18,505)	(38,619)	(41,802)
Adjustment to redemption value on redeemable convertible preferred stock	—	(222,130)	—	(374,015)
Series B and B-1 redeemable convertible preferred stock dividend	—	(5,543)	—	(5,543)
Series C and D redeemable convertible preferred stock dividend	—	(20,366)	—	(20,366)

Net loss attributable to common stockholders	$(15,209)	$(266,544)	$(38,619)	$(441,726)

Net loss per share attributable to common stockholders, basic and diluted (Note 3)	$(0.50)	$(11.03)	$(1.28)	$(48.36)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted (Note 3)	30,331,616	24,167,238	30,198,134	9,133,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRONAI THERAPEUTICS, INC.

Condensed Consolidated Statements of Convertible and Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 31, 2014	224,564	$$2,543	17,042,064	$141,832	1,588,701	$2	$—	$(10)	$(107,807)	$(107,815)
Issuance of common stock for exercise of stock options	—	—	—	—	41,505	—	18	—	—	18
Stock-based compensation	—	—	—	—	—	—	3,186	—	—	3,186
Vesting of early exercised stock options	—	—	—	—	—	—	90	—	—	90
Issuance of redeemable convertible preferred stock upon exercise of redeemable convertible preferred stock warrants	—	—	481,671	8,976	—	—	—	—	—	—
Issuance of redeemable convertible preferred stock upon net exercise of redeemable convertible preferred stock warrants upon initial public offering	—	—	390,032	11,785	—	—	—	—	—	—
Adjustment to redemption value on redeemable convertible preferred stock	—	—	—	374,015	—	—	(895)	—	(373,120)	(374,015)
Conversion of convertible preferred stock to common stock upon initial public offering	(224,564)	(2,543)	—	—	252,817	—	2,543	—	—	2,543
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	—	—	(17,913,767)	(536,608)	18,109,136	18	536,590	—	—	536,608
Issuance of common stock in connection with initial public offering, net of issuance costs of $14.8 million	—	—	—	—	9,315,000	9	143,540	—	—	143,549
Series B and B-1 redeemable convertible preferred stock dividend	—	—	—	—	—	—	(5,543)	—	—	(5,543)
Series C and D redeemable convertible preferred stock dividend	—	—	—	—	750,946	1	(1)	—	—	—
Reclassification of other-than-temporary losses on short-term investments to net loss	—	—	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	—	—	(53,260)	(53,260)

	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 31, 2015	—	—	—	—	30,058,105	30	679,528	—	(534,187)	145,371
Issuance of common stock for exercise of stock options	—	—	—	—	292,455	—	194	—	—	194
Stock-based compensation	—	—	—	—	—	—	3,965	—	—	3,965
Vesting of early exercised stock options	—	—	—	—	—	—	23	—	—	23
Net loss	—	—	—	—	—	—	—	—	(38,619)	(38,619)

Balance—September 30, 2016	—	$—	—	$—	30,350,560	$30	$683,710	$—	$(572,806)	$110,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRONAI THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,619)	$(41,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,965	1,912
Change in fair value of preferred stock warrant liabilities	—	17,443
Depreciation and amortization	151	71
Non-cash restructuring charges (note 12)	811	—
Other	36	1
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(843)	(694)
Accrued liabilities	7,184	1,397
Accounts payable	(184)	483

Net cash used in operating activities	(27,499)	(21,189)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(196)	(381)
Change in restricted cash	25	(150)
Proceeds from sale of property and equipment	43	—
Purchase of short-term investments	—	(21)
Proceeds from sale of short-term investments	—	10,031

Net cash (used in) provided by investing activities	(128)	9,479

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	194	18
Payment of deferred offering costs	(15)	(3,389)
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	—	147,270
Payment of Series B and B-1 redeemable convertible preferred stock cumulative dividend	—	(5,543)
Proceeds from early exercise of stock options	—	13
Proceeds from exercise of redeemable convertible preferred stock warrants	—	1,507

Net cash provided by financing activities	179	139,876
Effect of foreign exchange rate changes on cash and cash equivalents	(50)	(12)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(27,498)	128,154
CASH AND CASH EQUIVALENTS — Beginning of period	150,180	29,154

CASH AND CASH EQUIVALENTS — End of period	$122,682	$157,308

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$94	$8

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Change in redemption value of redeemable convertible preferred stock	$—	$(374,015)

Fair value of common stock issued in settlement of Series C and Series D redeemable convertible preferred stock cumulative dividends	$—	$20,366

Conversion of preferred stock to common stock	$—	$539,151

Issuance of redeemable convertible preferred stock on exercise of warrants	$—	$19,253

Property and equipment purchases included in accounts payable and accrued liabilities	$10	$80

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRONAI THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. The Company and Basis of Presentation

Organization and Description of Business

ProNAi Therapeutics, Inc. (together with its subsidiaries, collectively referred to as the “Company”), a Delaware corporation, is a clinical-stage drug development company focused on advancing targeted therapeutics for the treatment of patients with cancer. The Company is managed by a world-class team with a proven track record of success in oncology drug development. ProNAi is building a broad and diverse pipeline of promising oncology assets against emerging targets on the leading edge of cancer biology. ProNAi’s lead drug candidate is PNT737, a highly selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1), a central regulator of the DNA Damage Response (DDR) network. ProNAi is also advancing PNT141, a highly selective, orally bioavailable small molecule inhibitor of cell division cycle 7 kinase (Cdc7).

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2016, the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, the condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015, and the condensed consolidated statements of convertible and redeemable convertible preferred stock and stockholders’ equity (deficit) as of September 30, 2016 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The condensed consolidated financial data disclosed in these notes to the condensed consolidated financial statements related to the three and nine month periods are also unaudited. The condensed consolidated results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016, or for any other future annual or interim period. The consolidated balance sheet as of December 31, 2015 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 3, 2016.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expense during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to the fair value of stock options, accruals such as research and development costs, the fair value of common stock, the fair value of preferred stock, the fair value of preferred stock warrant liabilities, and recoverability of the Company’s net deferred tax assets and related valuation allowance. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the U.S. Dollar. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the average exchange rate in effect during the period. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are recorded at historical exchange rates. Gains and losses related to remeasurement are recorded in other income (expense) in the condensed consolidated statements of operations. The net foreign exchange transaction gains (losses) included in other income (expense) in the accompanying condensed consolidated statements of operations was insignificant for the three and nine months ended September 30, 2016 and 2015.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of funds invested in readily available checking and savings accounts and highly liquid investments in money market funds.

Restricted Cash

Restricted cash represents collateral for a corporate credit card facility and security deposits required for facility leases. Restricted cash consists of funds invested in a money market fund. As of September 30, 2016, the current portion of restricted cash of $12,000 was included in prepaid expenses and other current assets and the long-term portion of restricted cash of $0.2 million was included in other assets in the accompanying condensed consolidated balance sheets. As of December 31, 2015, the current portion of restricted cash included in prepaid expenses and other current assets and the long-term portion of restricted cash included in other assets were $25,000 and $0.2 million, respectively.

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

Comprehensive Loss

The Company had no components of comprehensive loss other than net loss for all periods presented.

Fair Value of Financial Instruments

The Company’s cash and cash equivalents, restricted cash, other current assets, accounts payable, and accrued liabilities approximate their fair value at September 30, 2016 and December 31, 2015, due to their short duration. The Company’s preferred stock warrant liabilities contain unobservable inputs that reflect the Company’s own assumptions in which there is little, if any, market activity at the measurement date; thus, the Company’s warrant liabilities were measured at fair value on a recurring basis using unobservable inputs until they were exercised in 2015.

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

Preferred Stock Warrant Liabilities

The Company accounted for its warrants issued in connection with its various financing transactions based upon the characteristics and provisions of the instrument. Warrants classified as derivative liabilities were recorded on the Company’s condensed consolidated balance sheets at their fair value on the date of issuance and remeasured to fair value on each subsequent reporting period, with the changes in fair value recognized as a component of other income (expense), net in the accompanying condensed consolidated statements of operations. On the closing of the IPO on July 21, 2015 (discussed in Note 1), all outstanding warrants were exercised and the liability on the preferred stock warrants was reclassified to additional paid-in capital in stockholders’ equity (deficit), and was no longer subject to remeasurement.

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

Upfront payments made in connection with license agreements are expensed as research and developments costs, as the assets acquired do not have alterative future use. Contingent milestone payment obligations due to third parties under license agreements are expensed when the milestones are considered probable of occurring.

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

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of September 30,
	2016	2015
Options to purchase common stock	6,629,163	3,314,159
Common stock subject to repurchase	—	39,493

Total potential dilutive shares	6,629,163	3,353,652

4. Fair Value Measurements

The Company measures and reports its cash equivalents and restricted cash at fair value. The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$120,962	$—	$—	$120,962
Restricted money market funds	200	—	—	200

Total financial assets	$121,162	$—	$—	$121,162

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$148,604	$—	$—	$148,604
Restricted money market funds	225	—	—	225

Total financial assets	$148,829	$—	$—	$148,829

Money market funds and restricted money market funds are measured at fair value on a recurring basis using quoted prices and are classified as a Level 1 input.

There were no transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2016.

5. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Cash	$1,720	$1,576
Cash equivalents:
Money market accounts	120,962	148,604

Total cash and cash equivalents	$122,682	$150,180

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Prepaid research and development project costs	$184	$878
Prepaid insurance	774	480
Other receivables	453	44
Other	411	271

Total prepaid expenses and other current assets	$1,822	$1,673

Property and Equipment, net

Property and equipment, net consists of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Computer equipment	$258	$242
Software	151	126
Lab equipment	—	236
Leasehold improvements	110	79
Furniture and fixtures	47	5

Property and equipment, gross	566	688
Less: accumulated depreciation	(209)	(122)

Total property and equipment, net	$357	$566

Depreciation and amortization related to the Company’s property and equipment was $45,000 and $0.2 million for the three and nine months ended September 30, 2016 and was $32,000 and $0.1 million for the three and nine months ended September 30, 2015.

During the nine months ended September 30, 2016, as a result of the decision to halt investment in PNT2258 and the DNAi platform, the Company recorded impairment charges of $0.1 million on its lab equipment (note 12).

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Accrued license fee (note 6)	$9,000	$—
Accrued employee-related costs	1,698	1,529
Accrued restructuring costs (note 12)	1,475	—
Accrued research and development costs	1,282	4,318
Accrued professional fees	324	933
Other	179	236

Total accrued liabilities	$13,958	$7,016

6. Commitments and Contingencies

License Agreements

In September 2016, the Company entered into an exclusive license agreement with CRT Pioneer Fund LP (CPF) for worldwide rights, know-how and materials to develop PNT737, a small molecule inhibitor targeting Chk1, a promising therapeutic target to treat cancer. Pursuant to the agreement, the Company is required to make a one-time upfront payment of $7.0 million to CPF. The Company will also pay CPF up to $2.0 million upon the successful transfer of two ongoing Phase I clinical trials. Additional milestone payments of up to an aggregate of $319.5 million may become payable to CPF upon the achievement of certain developmental, regulatory and commercial milestones. In addition, the Company is required to pay CPF, on a product-by-product and country-by-country basis, tiered high single-digit to low double-digit royalties on the net sales of any product successfully developed.

As of September 30, 2016, the Company has accrued the $7.0 million upfront payment, that was subsequently paid in October 2016, and the $2.0 million fee that will be due to CPF upon the successful transfer of two ongoing clinical trials. The related expense is included in research and development for the three and nine months ended September 30, 2016 in the accompanying condensed consolidated statements of operations. Additional milestone payments will be accrued once they are considered probable of occurring.

In May 2016, the Company entered into an exclusive license agreement (Carna License Agreement) with Carna Biosciences, Inc. (Carna) for worldwide rights to develop and commercialize PNT141, a small molecule kinase inhibitor targeting Cdc7. In exchange for this exclusive right, the Company paid Carna an upfront payment of $0.9 million in June 2016. The Company will be required to pay Carna milestone payments of up to an aggregate of $270.0 million upon achievement of certain developmental, regulatory and commercial milestone events. In addition, for product candidates defined under the Carna License Agreement, the Company is required to pay Carna tiered single-digit royalties on net sales.

As of September 30, 2016, the Company had not accrued any milestone payments to Carna. Milestone payments will be accrued once they are considered probable of occurring.

Lease Agreements

In February 2015, the Company entered into an operating lease agreement to sublease office space in Vancouver, Canada. The operating lease agreement expires on February 27, 2018. Under the terms of the agreement, the Company issued a letter of credit to the sublessor on closing, which was collateralized by a restricted deposit of $25,000 at September 30, 2016.

In January 2016, the Company entered into an operating lease agreement to lease office space near San Francisco, California. The operating lease agreement expires on April 30, 2019.

In addition to base rent, these leases require payment of taxes and other operating costs. These operating costs are not included in the table below.

As of September 30, 2016, the aggregate future non-cancelable minimum lease payments associated with these operating leases are as follows:

Years Ending December 31:	Operating Leases
(in thousands)
2016	$87
2017	354
2018	209
2019	50

Total	$700

The total rent expense for all operating leases was $0.1 million and $0.4 million for the three and nine months ended September 30, 2016 and was $0.1 million and $0.2 million for the three and nine months ended September 30, 2015.

Legal

On November 9, 2016, a purported securities class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its executive officers. The lawsuit was brought by purported stockholders of the Company seeking to represent a class consisting of stockholders who purchased stock between July 15, 2015 and June 6, 2016. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified damages and other relief. The Company believes that the claims are without merit and intends to defend the lawsuit vigorously. Due to the early stage of the litigation, the Company is unable to predict the outcome of this matter and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

From time to time, the Company may become subject to other legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. The Company is not currently a party to any other material legal proceedings, nor is it aware of any pending or threatened litigation that, in the Company’s opinion, would have a material adverse effect on the business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

7. Common Stock Reserved for Issuance

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to effect the conversion of all outstanding options granted and available for grant under the incentive plans and shares reserved for issuance under the employee stock purchase plan.

	September 30, 2016	December 31, 2015
Outstanding and issued stock options	6,629,163	3,522,813
Shares reserved for future option grants	1,327,398	3,523,879
Shares reserved under the 2015 employee stock purchase plan	700,000	700,000

Total common stock reserved for issuance	8,656,561	7,746,692

8. Preferred Stock

Preferred Stock

As of September 30, 2016, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001. No shares of preferred stock were outstanding as of September 30, 2016.

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

The Company’s Series B, B-1, C and D redeemable convertible preferred stock was classified outside of stockholders’ equity (deficit) from issuance through the closing of the IPO, because the stock contained redemption features that commenced at any time on or after December 31, 2018 at the election of the Series B, B-1, C and D redeemable convertible preferred stockholders. The Company adjusted the carrying amount of the redeemable convertible preferred stock to equal the redemption value at the end of each reporting period. Due to the absence of retained earnings, adjustments to redemption value were recorded against additional paid-in capital, if any, and then to accumulated deficit. The change in the redemption value of the redeemable convertible preferred stock for the nine months ended September 30, 2015 was as follows:

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

The change in fair value of the preferred stock warrant liabilities is attributable to the increase of the fair value of the underlying stock. The change in the fair value of preferred stock warrants for the three and nine months ended September 30, 2015 is recognized as a component of other income (expense), net in the condensed consolidated statements of operations.

10. Stock-Based Compensation

In the accompanying condensed consolidated statements of operations, the Company recognized stock-based compensation expense for its employees and non-employees as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Research and development	$863	$733	$2,624	$1,032
General and administrative	436	579	1,341	880

Total stock-based compensation	$1,299	$1,312	$3,965	$1,912

Determination of Fair Value

The estimated grant-date fair values of all of the Company’s stock-based awards were calculated using the Black-Scholes option pricing model, based on assumptions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected term (in years)	5.1–9.9	6.1	5.1–9.9	5.2–10.0
Expected volatility	80–86%	79%	77–86%	75–84%
Risk-free interest rate	1.1–1.5%	1.7–1.9%	1.1–1.9%	1.5–2.4%
Expected dividend rate	—%	—%	—%	—%

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

A summary of activity under the 2008 Plan and 2015 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Options (in thousands)
Outstanding — December 31, 2015	3,523,879	3,522,813	$3.81	8.78	$40,425
Awards authorized	1,202,324
Options granted	(3,702,880)	3,702,880	3.22
Options exercised	—	(292,455)	0.66
Options forfeited/cancelled	304,075	(304,075)	7.89

Outstanding — September 30, 2016	1,327,398	6,629,163	$3.43	9.09	$1,443

Exercisable — September 30, 2016		2,244,374	$2.01	8.04	$1,443

Vested and expected to vest — September 30, 2016		6,394,550	$3.42	9.08	$1,418

The weighted-average grant date fair values of options granted during the three and nine months ended September 30, 2016 was $1.26 and $2.20 per share and during the three and nine months ended September 30, 2015 was $23.60 and $10.19 per share. The aggregate intrinsic value of options exercised was $0.2 million and $1.2 million for the three and nine months ended September 30, 2016 and $0.2 million for the three and nine months ended September 30, 2015. The total grant date fair value of options vested for the three and nine months ended September 30, 2016 was $0.9 million and $4.4 million and during the three and nine months ended September 30, 2015 was $0.7 million and $0.9 million.

As of September 30, 2016, total unrecognized stock-based compensation related to unvested stock options was $15.4 million, net of estimated forfeitures. These costs are expected to be recognized over a remaining weighted-average period of 2.8 years as of September 30, 2016.

Liability for Early Exercise of Stock Options

The 2008 Plan allows for the granting of options that may be exercised before the options have vested. In December 2014, an executive officer early exercised 103,252 stock options. In February 2015, an executive officer early exercised 13,422 stock options. On early exercise, the awards became subject to a restricted stock agreement. The shares of restricted stock granted upon early exercise of the options are subject to the same vesting provisions as the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment or services, at the price paid by the purchaser, and are not deemed to be issued for accounting purposes until those related shares vest. The liability is reclassified into common stock and additional paid-in capital as the shares vest and the repurchase right lapses. As at September 30, 2016, all stock granted upon early exercise of the options have vested and as such, the Company has no outstanding liability related to the early exercise of stock options. As of December 31, 2015, the Company recorded the unvested portion of the exercise proceeds of $23,000 as a current liability in the accompanying condensed consolidated balance sheets. As of December 31, 2015, 23,554 shares held by the employees were unvested and subject to repurchase.

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

Under the ESPP, participants are offered the options to purchase shares of the Company’s common stock at a 15% discount during a series of discrete offering periods, subject to any plan limitations. The ESPP will not become effective until such time as the Compensation Committee determines in the future, and as of September 30, 2016, the initial offering periods had not commenced. As of September 30, 2016, no shares of common stock have been issued to employees participating in the ESPP and 700,000 shares were available for issuance under the ESPP.

11. Income Taxes

The Company did not record a provision for U.S. federal income taxes for the three and nine months ended September 30, 2016 because it expects to generate a loss for the year ended December 31, 2016. The income tax expense of $14,000 and $36,000 for the three and nine months ended September 30, 2016 represents foreign taxes. The Company’s net U.S. deferred tax assets continue to be offset by a full valuation allowance.

12. Restructuring Costs

In June 2016, the Company halted investment in PNT2258 and the DNAi platform and closed the related Phase 2 clinical trials to further enrollment. As a result, the Company closed its research facility in Plymouth, Michigan, renegotiated and terminated certain contracts, and implemented staff reductions in the United States and Canada.

The following table summarizes restructuring activities for the three months ended September 30, 2016:

	Contract Termination	Employee Termination	Asset Impairment	Total
	(in thousands)
Accrual balance at June 30, 2016	$2,093	$57	$—	$2,150
Adjustments to research and development expense	(420)	—	—	(420)
Restructuring costs charged to general and administrative expense	—	100	—	100
Cash payments	(254)	(101)	—	(355)

Accrual balance at September 30, 2016	$1,419	$56	$—	$1,475

Adjustments to research and development expense include revisions to estimated costs to close the PNT2258 Phase 2 clinical trials.

The following table summarizes restructuring activities for the nine months ended September 30, 2016:

	Contract Termination	Employee Termination	Asset Impairment	Total
	(in thousands)
Accrual balance at December 31, 2015	$—	$—	$—	$—
Restructuring costs charged to research and development expense	2,367	—	—	2,367
Restructuring costs charged to general and administrative expense	5	286	130	421
Non-cash charges	(681)	—	(130)	(811)
Cash payments	(272)	(230)	—	(502)

Accrual balance at September 30, 2016	$1,419	$56	$—	$1,475

The accrual balance is expected to be fully paid in early 2017.

There were no restructuring activities during the three and nine months ended September 30, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a clinical-stage drug development company focused on advancing targeted therapeutics for the treatment of patients with cancer. We are an ambitious oncology focused company oriented towards achieving the successful registration and commercialization of our product candidates. We have a world-class management team with a proven track record of success in oncology drug development and we are building a broad and diverse pipeline of promising oncology assets against emerging targets on the leading edge of cancer biology.

Our lead drug candidate, PNT737, is a highly selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1), a central regulator of the DNA Damage Response (DDR) network. In cancer cells, replication stress induced by oncogenes (e.g. MYC and RAS oncogenes) combined with loss of function in tumor suppressors (e.g. p53 and ATM tumor suppressor genes) results in persistent DNA damage and genomic instability. Targeted inhibition of the remaining components of the DDR network such as by PNT737 may be synthetically lethal to cancer cells and have utility as a monotherapy in a range of tumor indications. Chk1 is also believed to facilitate tumor cell resistance to chemotherapy or radiation-induced DNA damage and the combination of PNT737 with these standards-of-care may provide synergistic anti-tumor activity. PNT737 is currently being investigated in two Phase 1 clinical trials in patients with advanced cancer at the Royal Marsden NHS Foundation Trust and other centers in the UK. We anticipate expanding on the current clinical program underway for PNT737, including into the United States, with the expectation of filing an Investigational New Drug application (IND) in the second half of 2017.

We are also advancing PNT141, a highly selective, orally bioavailable small molecule inhibitor of cell division cycle 7 kinase (Cdc7). Cdc7 is a key regulator of both DNA replication and the DDR network, making it a compelling emerging target for the potential treatment of a broad range of tumor types. As both Chk1 and Cdc7 have potentially complementary cell cycle checkpoint and DDR functions, inhibiting both of these targets simultaneously may be advantageous. This potential biological synergy presents opportunities for novel proprietary combination strategies involving PNT737 and PNT141. PNT141 is currently undergoing preclinical development with an IND filing anticipated in the second half of 2017.

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

Since inception, we have devoted substantially all of our resources to research and development activities, including the clinical development of PNT2258, and providing general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. Our net losses were $15.2 million and $38.6 million for the three and nine months ended September 30, 2016 and were $18.5 million and $41.8 million for the three and nine months ended September 30, 2015. As of September 30, 2016, we had an accumulated deficit of $572.8 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest to further develop our product candidates, PNT737, a small molecule inhibitor targeting Chk1 and PNT141, a small molecule inhibitor targeting Cdc7;

•	acquire or in-license additional product candidates and technologies;

•	develop additional product candidates;

•	hire additional clinical, scientific and management personnel;

•	invest in scaling our manufacturing capacity to support development and our global commercialization strategy;

•	seek regulatory and marketing approvals for any product candidates that we may develop;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and to operate as a public company.

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

We have funded our operations to date primarily from the issuance and sale of our common stock in our IPO and our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through debt financings and exercises of our preferred stock warrants. As of September 30, 2016, we had cash and cash equivalents of $122.7 million. Subsequent to the end of the quarter, we paid the $7.0 million upfront payment due to CRT Pioneer Fund LP (CPF) for the exclusive license of PNT737.

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

The largest recurring component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of PNT2258. We expect our research and development expenses will increase over the next few years as we advance our development programs, pursue regulatory approval of our product candidates in the United States and other jurisdictions, expand our portfolio of product candidates and prepare for potential commercialization, which will require a significant investment in areas related to contract manufacturing and inventory buildup.

The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for PNT737, PNT141 or any future product candidates. The probability of success of our product candidates may be affected by numerous factors, including clinical data, regulatory developments, competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization of PNT737, PNT141 or any future product candidates.

General and Administrative

General and administrative expenses consist of personnel-related costs, facility-related costs, allocated expenses and professional fees for services, including legal, human resources, audit and accounting services. Personnel-related costs consist of salaries, benefits, stock-based compensation, recruitment fees, severance costs and travel costs.

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

The following table summarizes restructuring activities for the three months ended September 30, 2016:

	Contract Termination	Employee Termination	Asset Impairment	Total
	(in thousands)
Accrual balance at June 30, 2016	$2,093	$57	$—	$2,150
Adjustments to research and development expense	(420)	—	—	(420)
Restructuring costs charged to general and administrative expense	—	100	—	100
Cash payments	(254)	(101)	—	(355)

Accrual balance at September 30, 2016	$1,419	$56	$—	$1,475

Adjustments to research and development expense include revisions to estimated costs to close the PNT2258 Phase 2 clinical trials.

The following table summarizes restructuring activities for the nine months ended September 30, 2016:

	Contract Termination	Employee Termination	Asset Impairment	Total
	(in thousands)
Accrual balance at December 31, 2015	$—	$—	$—	$—
Restructuring costs charged to research and development expense	2,367	—	—	2,367
Restructuring costs charged to general and administrative expense	5	286	130	421
Non-cash charges	(681)	—	(130)	(811)
Cash payments	(272)	(230)	—	(502)

Accrual balance at September 30, 2016	$1,419	$56	$—	$1,475

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

We did not record a provision for U.S. federal income taxes for the three and nine months ended September 30, 2016 because we expect to generate a loss for the year ended December 31, 2016. Our tax expense to date relates to income taxes in Canada and Australia. Our net U.S. deferred tax assets continue to be offset by a full valuation allowance.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

	Three Months Ended September 30,		Change $
	2016	2015
	(in thousands)
Operating expenses:
Research and development	$12,323	$8,295	$4,028
General and administrative	2,960	2,738	222

Total operating expenses	15,283	11,033	4,250

Loss from operations	(15,283)	(11,033)	(4,250)
Other income (expense), net:
Change in fair value of preferred stock warrants	—	(7,487)	7,487
Other income	88	29	59

Total other income (expense), net	88	(7,458)	7,546

Loss before provision for income taxes	(15,195)	(18,491)	3,296
Provision for income taxes	14	14	—

Net loss	$(15,209)	$(18,505)	$3,296

Research and Development

Research and development expenses increased $4.0 million, from $8.3 million for the three months ended September 30, 2015, to $12.3 million for the three months ended September 30, 2016. The increase was primarily due to a $7.0 million upfront fee due to CPF for the exclusive license of PNT737 to us, and a $2.0 million fee that will be due upon the successful transfer of two ongoing clinical trials in accordance with the license agreement. The remaining increase was attributable to a $0.6 million increase in personnel-related costs due mainly to increased headcount, of which $0.1 million was attributable to stock-based compensation. These increased costs were partially offset by a $3.0 million decrease in third-party manufacturing costs, a $2.2 million decrease in research, preclinical and clinical costs and a $0.4 million restructuring charge adjustment.

General and Administrative

General and administrative expenses increased $0.2 million, from $2.7 million for the three months ended September 30, 2015 to $3.0 million for the three months ended September 30, 2016. The increase was attributable to a $0.3 million increase relating to business development activities and a $0.1 million restructuring charge related to employee termination. These increased costs were offset by a $0.2 million decrease in professional services costs.

Change in Fair Value of Preferred Stock Warrants

The change in the fair value of our preferred stock warrants decreased $7.5 million, from $7.5 million for the three months ended September 30, 2015 to nil for the three months ended September 30, 2016. The preferred stock warrants were exercised immediately prior to the closing of the IPO, which closed on July 21, 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

	Nine Months Ended September 30,		Change $
	2016	2015
	(in thousands)
Operating expenses:
Research and development	$28,074	$18,329	$9,745
General and administrative	10,768	6,053	4,715

Total operating expenses	38,842	24,382	14,460

Loss from operations	(38,842)	(24,382)	(14,460)
Other income (expense), net:
Change in fair value of preferred stock warrants	—	(17,443)	17,443
Other income	259	48	211

Total other income (expense), net	259	(17,395)	17,654

Loss before provision for income taxes	(38,583)	(41,777)	3,194
Provision for income taxes	36	25	11

Net loss	$(38,619)	$(41,802)	$3,183

Research and Development

Research and development expenses increased $9.7 million, from $18.3 million for the nine months ended September 30, 2015, to $28.1 million for the nine months ended September 30, 2016. The increase was primarily due to a $7.0 million upfront fee due to CPF, a $2.0 million fee that will be due upon the successful transfer of two ongoing clinical trials in accordance with the license agreement and a $0.9 million upfront fee paid to Carna Biosciences, Inc. for the exclusive license of PNT141. The remaining increase was attributable to a $2.4 million restructuring charge related to the halt in investment in PNT2258 and the DNAi platform and a $4.3 million increase in personnel-related costs due mainly to increased headcount, of which $1.6 million was attributable to stock-based compensation. These increased costs were partially offset by a $6.0 million decrease in third-party manufacturing costs and a $0.9 million decrease in research, preclinical and clinical costs.

General and Administrative

General and administrative expenses increased $4.7 million, from $6.1 million for the nine months ended September 30, 2015 to $10.8 million for the nine months ended September 30, 2016. The increase was primarily due to a $2.1 million increase in personnel-related costs associated mainly with increased headcount, of which $0.5 million was attributable to an increase in stock-based compensation. The remaining increase was attributable to a $1.1 million increase relating to business development activities, a $0.9 million increase in allocated overhead expenses primarily related to increased headcount in support of corporate growth, a $0.4 million restructuring charge related to employee termination and asset impairment and a $0.2 million increase in professional fees incurred in connection with activities related to being a public company.

Change in Fair Value of Preferred Stock Warrants

The change in the fair value of our preferred stock warrants decreased $17.4 million, from $17.4 million for the nine months ended September 30, 2015 to nil for the nine months ended September 30, 2016. The preferred stock warrants were exercised immediately prior to the closing of the IPO, which closed on July 21, 2015.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have never generated revenue and have incurred significant net losses. Our net losses for the three and nine months ended September 30, 2016 were $15.2 million and $38.6 million and for the three and nine months ended September 30, 2015 were $18.5 million and $41.8 million. As of September 30, 2016, we had an accumulated deficit of $572.8 million. Our principal sources of liquidity as of September 30, 2016 were cash and cash equivalents of $122.7 million. Subsequent to the end of the quarter, we paid the $7.0 million upfront payment due to CPF for the exclusive license of PNT737.

In July 2015, we closed our IPO and sold an aggregate of 9,315,000 shares of our common stock (inclusive of 1,215,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares) at a price of $17.00 per share. We received aggregate cash proceeds of approximately $143.6 million from the IPO, net of underwriting discounts and commissions and offering expenses. As of September 30, 2016, we did not have any outstanding borrowings or any debt arrangements.

We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest to further develop our product candidates, PNT737, a small molecule inhibitor of Chk1 and PNT141, a small molecule inhibitor targeting Cdc7;

•	acquire or in-license additional product candidates and technologies;

•	develop additional product candidates;

•	hire additional clinical, scientific and management personnel;

•	invest in scaling our manufacturing capacity to support development and our global commercialization strategy;

•	seek regulatory and marketing approvals for any product candidates that we may develop;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and to operate as a public company.

To fund our current operating plans, we will need to raise additional capital. Our existing cash and cash equivalents will not be sufficient for us to complete development of our product candidates and, if applicable, to prepare for commercializing any product candidate that may receive approval. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities; however, we believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans through at least the next 18 months. We cannot assure that we will ever be profitable or generate positive cash flow from operating activities. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash used in operating activities	$(27,499)	$(21,189)
Cash (used in) provided by investing activities	(128)	9,479
Cash provided by financing activities	179	139,876
Effect of foreign exchange rate changes on cash and cash equivalents	(50)	(12)

Net (decrease) increase in cash and cash equivalents	$(27,498)	$128,154

Cash Flows from Operating Activities

For the nine months ended September 30, 2016, cash used in operating activities of $27.5 million was attributable to a net loss of $38.6 million, partially offset by $5.0 million in non-cash charges and a net change of $6.2 million in our net operating assets and liabilities. The non-cash charges consisted primarily of $4.0 million in stock-based compensation and $0.8 million in non-cash restructuring charges. The change in net operating assets and liabilities was primarily attributable to a $9.0 million charge related to the exclusive license of PNT737 to us pursuant to a license agreement with CPF, which was included in accrued research and development costs.

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

Cash Flows from Investing Activities

For the nine months ended September 30, 2016, cash used in investing activities of $0.2 million was primarily attributable to the purchase of property and equipment, partially offset by proceeds received from the sale of property and equipment.

For the nine months ended September 30, 2015, cash provided by investing activities of $9.5 million was attributable to $10.0 million in proceeds from the sale of short-term investments, partially offset by the purchases of property and equipment and cash transferred to a restricted cash account as collateral for our corporate credit cards and facility lease.

Cash Flows from Financing Activities

For the nine months ended September 30, 2016, cash provided by financing activities was $0.2 million, consisting of proceeds received from the exercise of options to purchase common stock.

For the nine months ended September 30, 2015, cash provided by financing activities was $139.9 million, consisting primarily of $143.9 million in net proceeds (including the payment of $3.4 million of deferred offering costs) received from the issuance of common stock upon our IPO and $1.5 million in proceeds received from the cash exercise of redeemable convertible preferred stock warrants. This change was partially offset by the payment of $5.5 million to the holders of the Series B and Series B-1 redeemable convertible preferred stock in settlement of the cumulative dividend provisions on IPO.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $122.7 million as of September 30, 2016, which consisted primarily of bank deposits and money market funds. Subsequent to the end of the quarter, we paid the $7.0 million upfront payment due to CPF for the exclusive license of PNT737. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

On November 9, 2016, a purported securities class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain of our executive officers. The lawsuit was brought by purported stockholders of our company seeking to represent a class consisting of stockholders who purchased stock between July 15, 2015 and June 6, 2016. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified damages and other relief. We believe that the claims are without merit and intend to defend the lawsuit vigorously. Due to the early stage of the litigation, we are unable to predict the outcome of this matter and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

From time to time, we may become involved in various other claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any other legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

We are a clinical-stage oncology company with a limited operating history. Since inception, we have incurred significant operating losses. Our net losses were $38.6 million and $53.3 million for the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $572.8 million. Investment in oncology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. For example, in June 2016 we decided to suspend the development of PNT2258 after an interim analysis of data from a Phase 2 clinical trial of PNT2258 indicated only modest efficacy. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue the development of our product candidates, PNT737 and PNT141, fund preclinical and clinical studies, seek to identify additional product candidates, seek regulatory approval, prepare for potential commercialization and operate as a public company.

Even if we succeed in commercializing PNT737, PNT141 or any future product candidates we may develop, we will continue to incur substantial research and development and other expenditures to develop and market these and other product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital.

Our business is highly dependent on the success of our product candidates, PNT737 and PNT141. If we are unable to successfully develop, obtain regulatory approval for and commercialize PNT737 and PNT141, or experience significant delays in doing so, our business will be materially harmed.

Our business and future success depends on our ability to successfully develop, obtain regulatory approval for and commercialize our product candidates, PNT737 and PNT141, which are both at early stages of development. We have invested effort and financial resources in the research and development of PNT737 and PNT141, and both PNT737 and PNT141 will require significant additional preclinical and clinical testing before we can seek regulatory approval and potentially launch commercial sales. Further development of PNT737 and PNT141 will require additional preclinical and clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales, if approved.

We cannot commercialize product candidates in the United States without first obtaining regulatory approval for the product candidates from the U.S. Food and Drug Administration (FDA). Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from similar regulatory authorities outside of the United States, such as the European Medicines Agency in Europe and the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom. Even if PNT737, PNT141 or another product candidate were to be approved by the FDA or foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for PNT737 or PNT141 in one or more jurisdictions, or any approval contained significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development, marketing or commercialization of PNT737, PNT141 or any other product candidate that we may acquire or develop in the future. Furthermore, even if we obtain regulatory approval for either of our product candidates, we will still need to develop a commercial organization, or collaborate with a third party for the commercialization of our product candidates, establish commercially viable pricing and obtain approval for coverage and adequate reimbursement from third parties, including government payors. If we are unable to successfully commercialize either of our product candidates, we may not be able to generate sufficient revenues to continue our business.

We are early in our development efforts, and our lead product candidate has only been tested in a limited number of patients. If we are unable to successfully develop and commercialize product candidates or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective for use in their target indications before we can seek regulatory approval for their commercial sale. There have been two Clinical Trial Authorisations, or CTAs, granted by the MHRA in the United Kingdom for PNT737 and two Phase 1 trials have been initiated in the United Kingdom. We plan to continue our PNT737 development efforts by conducting further preclinical studies to further our understanding of PNT737, support an Investigational New Drug (IND) application in the US and support future clinical development. PNT141 has never been evaluated in human clinical trials. We will need to conduct additional preclinical studies of PNT141 that demonstrate it has an acceptable safety profile for the treatment of patients and that support an IND application and further development of the product candidate.

The success of our product candidates and any future product candidates that we may acquire or develop will depend on several factors, including the following:

•	completion of preclinical efficacy and toxicology studies with positive results;

•	successful enrollment in, and completion of, clinical trials with positive results;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishment of commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	effective patent and trade secret protection and regulatory exclusivity;

•	establishment of a commercial sales team, if and when approved, whether alone or in collaboration with others;

•	acceptance, if and when approved, by patients, the medical community and third-party payors;

•	coverage and adequate reimbursement by third-party payors, including government payors;

•	our ability to compete with other therapies;

•	continued acceptable safety profile following approval;

•	enforcement of intellectual property rights and claims;

•	achievement of desirable medicinal properties for the intended indications; and

•	effective growth of an organization of scientists and business people who can develop and commercialize the products, if approved, and technology.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize our product candidates, which would materially harm our business.

If we are unable to timely or fully transition the development activities for PNT737 from Cancer Research UK to us, our business and ability to continue development of PNT737 would be harmed.

As a component of our licensing agreement with CRT Pioneer Fund LP (CPF), we have entered into a transition plan with Cancer Research UK (CRUK) under which we will coordinate the transition of clinical and related development and manufacturing responsibilities from CRUK. The transition of these activities, including the time necessary to transfer regulatory sponsorship of the ongoing Phase 1 clinical trials of PNT737, transfer clinical site agreements for the ongoing trials, and identify, test and establish manufacturing capabilities with a third party manufacturer, among other things, could cause delays in the clinical progress and development of PNT737. Additionally, until the transfer process is complete, CRUK remains the sponsor of the ongoing trials, and as such, has final decision making authority over the conduct of the trials and may make decisions that we would otherwise not make or support.

Further, CRUK has historically been responsible for all development activities, including drug process, preclinical development activities, submission of the CTAs, development of the protocol and establishment of clinical and safety databases. Although we believe the historical development activities have been conducted in accordance with all applicable rules and regulations, we cannot assure you that we will not discover inaccuracies or noncompliance in prior development activities that have an adverse effect on the future development of PNT737.

If further preclinical development or clinical trials of PNT737, PNT141 or future product candidates that we may develop or acquire fail to demonstrate safety and efficacy or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of PNT737, PNT141 or future product candidates.

The outcome of preclinical testing and early clinical trials may not be predictive of the success of later preclinical testing and clinical trials, and interim results of a clinical trial do not necessarily predict final results. Many companies in the biotechnology industry have suffered significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and there is a high failure rate for product candidates proceeding through clinical trials. For example, in June 2016, we announced that we decided to suspend the development of PNT2258 after an interim analysis of data from a Phase 2 clinical trial of PNT2258 indicated only modest efficacy. We cannot, therefore, guarantee that we will be successful in obtaining the required efficacy and safety profile from either PNT737 or PNT141. A failure of one or more preclinical studies or clinical trials can occur at any stage of testing.

We are currently conducting preclinical assessments of PNT737 and PNT141 that we believe will further inform our clinical development plans and patient selection strategies. We are also planning to complete various other tasks and activities, such as those related to toxicology and manufacturing, with the objective of submitting an IND for PNT737 in the second half of 2017 and advancing PNT141 into clinical trials by the end of 2017. However, we have not yet discussed such preclinical development with the FDA, and we may receive feedback from the FDA that delays our expected development timeline.

Before obtaining marketing approval from regulatory authorities, including the FDA, for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Because the preclinical studies conducted in the United Kingdom to support PNT737’s CTAs will not be accepted by the FDA to support an IND submission, we will be required to conduct additional preclinical studies of PNT737. Preclinical studies of our product candidates may not ultimately support an IND submission or complicate further clinical development.

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

We may experience numerous unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	undesirable side effects or other unexpected characteristics of our product candidates, causing us or our investigators, regulators or institutional review boards (IRBs) to suspend or terminate the trials;

•	regulators or IRBs may not authorize us or our investigators to initiate a clinical trial, conduct a clinical trial at a prospective trial site;

•	government or regulatory delays and changes in regulatory requirements, policy and guidelines;

•	delays in reaching or failure to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and contract research organizations (CROs), or failure by such CROs or trials sites to carry out the clinical trial in accordance with the terms of our agreements with them;

•	negative or inconclusive results of preclinical studies or clinical trials;

•	decision by us to conduct additional preclinical studies or clinical trials or abandon product development programs;

•	a higher number of patients required for clinical trials, slower than expected enrollment, greater than expected competition for patients or higher than expected drop out rates;

•	clinical sites electing to terminate their participation in one of our clinical trials, which would likely have a detrimental effect on subject enrollment;

•	failure of third-party contractors to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols;

•	suspension or termination of clinical trials for various reasons, including unacceptable health risks;

•	imposition of a clinical hold for safety reasons or following an inspection of our clinical trial operations or site by the FDA or foreign regulatory authorities;

•	greater than expected cost of clinical trials;

•	insufficient supply or quality of product candidates or other materials necessary to conduct clinical trials; and

•	revision of legal or regulatory requirements for approving our product candidates.

If we are required to conduct additional preclinical studies or clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete preclinical studies and clinical trials of our product candidates or other testing, if the results of these studies, trials or tests reflect an unacceptable safety profile, or are not positive or are only modestly positive, we may:

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

If we fail to obtain additional capital, we may be unable to acquire additional product candidates and complete the development and commercialization of our product candidates.

We expect to spend substantial capital to acquire additional product candidates and advance PNT737 and PNT141 in preclinical and clinical development, seek regulatory approvals for our product candidates, establish a commercial sales force to market and manufacture products, if any, that are approved for commercial sale. We also incur significant additional compliance and administrative costs as a result of operating as a public company.

Our future capital requirements will depend on many factors, including:

•	the progress and results of our planned preclinical studies and clinical trials;

•	the scope, progress, results and costs of product candidate discovery, preclinical development, laboratory testing and clinical trials for our future product candidates;

•	the costs, timing and outcome of regulatory review of PNT737, PNT141 and any future product candidates;

•	the costs of future commercialization activities, including drug sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator;

•	the extent to which we acquire or in-license other drugs and technologies;

•	our ability to establish and maintain collaborations on favorable terms, if at all;

•	the success of any collaborations that we may enter into with third parties;

•	the timing and amount of milestone and royalty payments;

•	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our drug candidates receive marketing approval; and

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve drug sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of our product candidates, if approved, which we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. We also may be unable to acquire additional promising product candidates.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

•	the number of clinical trials for other product candidates in the same therapeutic area that are currently in clinical development, and our ability to compete with such trials for patients and clinical trial sites;

•	the patient eligibility criteria defined in the protocol;

•	the size of the patient population;

•	the risk that disease progression will result in death or clinical deterioration before the patient can enroll in clinical trials or before sufficient data has been collected such that the patient contributes no meaningful information for the clinical trial in which the patient is enrolled;

•	the proximity and availability of clinical trial sites for prospective patients;

•	the design of the trial;

•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•	our ability to obtain and maintain patient consents; and

•	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

Our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates. This competition will reduce the number and types of patients and qualified clinical investigators available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors or clinical trial sites may not allow us to conduct our clinical trial at such site if competing trials are already being conducted there. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. We may also encounter difficulties finding a clinical trial site at which to conduct our trials. Moreover, because our product candidates represent an experimental medicine, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, radiation and other approved therapies, rather than enroll patients in any one of our clinical trials.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our planned clinical trials, which could prevent completion of these clinical trials and adversely affect our ability to advance the development of our product candidates or any future product candidates we may develop.

The manufacture of PNT737 and PNT141 requires outsourced, custom manufacturing and we may encounter difficulties in production, particularly with respect to formulation, process development or scaling up of our manufacturing capabilities. If our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for preclinical studies, clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

As product candidates are developed, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned preclinical studies or future clinical trials.

Currently, PNT737 and PNT141 are manufactured using unoptimized processes by third-party manufacturers. Although we are working to develop a commercially viable manufacturing process, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale up or formulation, process reproducibility, stability issues, lot consistency and timely availability of reagents or raw materials.

Any of these challenges could delay completion of preclinical studies or clinical trials, require bridging studies or trials, or the repetition of one or more studies or trials, increase development costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods and have an adverse effect on our business, financial condition, results of operations and growth prospects.

Our reliance on third-party manufacturing partners may cause our supply of research and development, preclinical and clinical development materials to become limited or interrupted or fail to be of satisfactory quantity or quality.

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacture of PNT737 and PNT141 and any future potential product candidates that we may develop for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We have engaged third-party manufacturers to obtain materials and consumables necessary for the manufacture of PNT737 and PNT141.

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

While we require our third-party manufactures to comply with current good manufacturing practices (cGMPs), these third-party manufacturers may cease to continue to comply with cGMPs or similar regulatory requirements outside the United States, which are FDA requirements for ensuring product quality control. Our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, although we are not involved in the day-to-day operations of our contract manufacturers, we are ultimately responsible for ensuring that our products and product candidates are manufactured in accordance with cGMPs. Therefore, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, quality control and quality assurance. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or approved products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.

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

We have just begun testing PNT737 in humans and we have not tested PNT141 in humans. It is possible that the FDA or foreign regulatory authorities may not agree with any future assessment of the safety profile of our product candidates. Undesirable side effects caused by any of our product candidates could cause us, IRBs, our CROs, the FDA or foreign regulatory authorities to interrupt, delay or discontinue development and could result in the denial of regulatory approval by the FDA or foreign regulatory authorities for any or all targeted indications. This, in turn, could prevent us from commercializing our product candidates and generating revenues from their sale. In addition, if any of our products cause serious or unexpected side effects or are associated with other safety risks after receiving marketing approval, a number of potential significant negative consequences could result, including:

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

If preliminary data demonstrate that either of our product candidates has an unfavorable safety profile and is unlikely to receive regulatory approval or be successfully commercialized, we may voluntarily suspend or terminate future development of such product candidate.

Any one or a combination of these events could prevent us from obtaining approval and achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product candidate, which in turn could delay or prevent us from generating significant revenues from the sale of the product.

We will rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We will depend upon independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners to conduct our preclinical studies and clinical trials. We expect to have to negotiate budgets and contracts with CROs and trial sites, which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our preclinical studies and clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good clinical practices (cGCPs), which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the data generated in our studies and trials may be deemed unreliable and the FDA or foreign regulatory authorities may require us to perform additional studies or trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our studies or trials comply with the cGCP regulations. In addition, our studies and trials must be conducted with drug product produced under cGMPs. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat studies or trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

Regulatory agencies, IRBs or data safety monitoring boards may at any time recommend the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. Clinical trials must be conducted in accordance with cGCPs, or other applicable foreign regulatory authority guidelines. Clinical trials are subject to oversight by the FDA, foreign regulatory authorities and IRBs at the study sites where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced in accordance with applicable cGMPs. Clinical trials may be suspended by the FDA, foreign regulatory authorities, or us for various reasons, including:

•	deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;

•	deficiencies in the clinical trial operations or trial sites;

•	the product candidate may have unforeseen adverse side effects;

•	deficiencies in the trial design necessary to demonstrate efficacy;

•	fatalities or other adverse events (AEs) arising during a clinical trial due to medical problems that may or may not be related to clinical trial treatments;

•	the product candidate may not appear to be more effective than current therapies; or

•	the quality or stability of the product candidate may fall below acceptable standards.

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

We are currently focused on building a pipeline of additional oncology assets. The identification, evaluation and potential acquisition of additional product candidates is expensive and time-consuming, and our efforts may not lead to the acquisition of any additional product candidates that can be successfully developed and commercialized. If our efforts do not lead to the acquisition of suitable product candidates, we may be unable to grow our pipeline.

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

The oncology industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We may face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies that are available for the indication or indications for which they are approved and new therapies that may become available in the future.

There are currently no approved drugs that specifically target Chk1. Genentech is conducting a Phase 1 clinical trial of an oral Chk1 inhibitor in patients with refractory solid tumors or lymphoma. Eli Lilly and Company is developing an intravenous Chk1 inhibitor in several clinical settings, the most advanced of which is in a Phase 2 clinical trial. There are also a number of preclinical programs focused on developing Chk1 inhibitors.

Additionally, there are currently no therapeutics approved as Cdc7 inhibitors that would be direct competitors to PNT141. Takeda Pharmaceutical Company is currently conducting clinical trials of a Cdc7 inhibitor and other companies may be conducting preclinical studies of Cdc7 inhibitors.

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

Our commercial opportunity could be reduced or eliminated if any competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may develop. Our competitors also may obtain FDA or foreign regulatory approval for their product candidates more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic drugs. If we fail to complete effectively, our business and operating results would be harmed.

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

We cannot guarantee that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or overseas.

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

Our operations are primarily conducted in Vancouver, British Columbia and near San Francisco, California. Many other oncology companies and many academic and research institutions have located their headquarters in these regions. Competition for skilled personnel in these markets is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

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

We may form or seek strategic alliances or collaborations in the future. We may be unable to form or enter into such alliances or collaboration arrangements, and we may not realize the expected benefits of any such transaction.

We may form or seek strategic alliances, create joint ventures or collaborations with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may acquire or develop. Any of these transactions and relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. These transactions and relationships also may result in a delay in the development of our product candidates if we become dependent upon the other party and such other party does not prioritize the development of our product candidates relative to its other development activities. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because our product candidates may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that would justify such transaction.

We depend on our information technology and infrastructure.

We rely on the efficient and uninterrupted operation of information technology systems to manage our operations, to process, transmit and store electronic and financial information, and to comply with regulatory, legal and tax requirements. We also depend on our information technology infrastructure for electronic communications among our personnel, contractors, consultants and vendors. System failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition.

In addition, we depend on third parties and applications on virtualized (cloud) infrastructure to operate and support our information systems. These third parties vary from multi-disciplined to boutique providers. Failure by these providers to adequately deliver the contracted services could have an adverse effect on our business, which in turn may materially adversely affect our operating results and financial condition. All information systems, despite implementation of security measures, are vulnerable to disability, failures or unauthorized access. If our information systems were to fail or be breached, such failure or breach could materially adversely affect our ability to perform critical business functions and sensitive and confidential data could be compromised.

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

We may be unable to adequately protect our information technology systems from cyber-attacks, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure.

Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include wrongful conduct by hostile foreign governments, industrial espionage, the deployment of harmful malware, denial-of-service, and other means to threaten data confidentiality, integrity and availability. A successful cyber-attack could cause serious negative consequences for our company, including the disruption of operations, the misappropriation of confidential business information and trade secrets, and the disclosure of corporate strategic plans. To date, we have not experienced threats to our data and information technology systems. However, although we devote resources to protect our information technology systems, we realize that cyber-attacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal or reputational harm to us, or would have a material adverse effect on our operating results and financial condition.

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

We are exposed to the risk of fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by such individuals could include intentional failures to comply with FDA or international regulations, provide accurate information to the FDA or foreign regulatory authorities, comply with manufacturing standards, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data timely, completely and accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by third parties could also involve the improper use of information obtained in the course of clinical trials.

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

We are a U.S.-based multinational company subject to tax in certain U.S. and foreign tax jurisdictions. United States federal, state and local, as well as international tax laws and regulations are extremely complex and subject to varying interpretations. Although we believe that our tax estimates and tax positions are reasonable, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. If we are unsuccessful in such a challenge, the relevant tax authorities may assess additional taxes, which could result in adjustments to, or impact the timing or amount of, taxable income, deductions or other tax allocations, which may adversely affect our results of operations and financial position.

Unstable market and economic conditions may have adverse consequences on our business, financial condition and stock price.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expense related to our product candidates or future development programs;

•	results of preclinical studies and clinical trials, or the addition or termination of preclinical studies, clinical trials or funding support;

•	the timing of the release of results from any preclinical studies and clinical trials;

•	the timing and amount of milestone and royalty payments to our licensor;

•	our execution of any new collaboration, licensing or similar arrangement, and the timing of payments we may make or receive under such existing or future arrangements or the termination or modification of any such existing or future arrangements;

•	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	if any of our product candidates receives regulatory approval, market acceptance and demand for such product candidates;

•	regulatory developments affecting our product candidates or those of our competitors; and

•	changes in general market and economic conditions.

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

We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

We are currently and may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. For example, on November 9, 2016, a purported securities class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain of our executive officers. The lawsuit was brought by purported stockholders of our company seeking to represent a class consisting of stockholders who purchased stock between July 15, 2015 and June 6, 2016. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified damages and other relief. We are generally obliged, to the extent permitted by law, to indemnify our executive officers who are named as defendants in these types of lawsuits. Regardless of the outcome, this or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

Risks Related to Government Regulation

We may be unable to obtain U.S. or foreign regulatory approval of our product candidates, and, as a result, we may be unable to commercialize our product candidates.

Our product candidates are, and any future product candidates that we may develop will be, subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, import, export, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing, distribution, import and export of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed before a new drug can be marketed in the United States and in many foreign jurisdictions. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our collaborators to begin selling them.

Approval of our product candidates will involve preclinical laboratory and animal tests, the submission to the FDA of an IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the product candidate for each indication for which FDA approval is sought. The preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The results of our preclinical testing are required to be submitted to the FDA as part of our IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans.

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

As a company, we have very limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA or foreign regulatory authorities, and, as a company, we have no experience in obtaining approval of any product candidates. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the initiation of clinical trials, depending upon the type, complexity and novelty of the product candidate. We may encounter delays or rejections during any stage of the regulatory review and approval process based upon the failure of clinical or laboratory data to demonstrate compliance with, or upon the failure of the product candidates to meet, the FDA’s or foreign regulatory authorities’ requirements for safety, efficacy and quality.

The standards that the FDA and foreign regulatory authorities use when regulating us are not always applied predictably or uniformly and can change. Because the product candidates we are developing may represent a new class of drug, the FDA and foreign regulatory authorities have not yet established any definitive policies, practices or guidelines in relation to these drugs. The lack of policies, practices or guidelines may hinder or slow review by the FDA or foreign regulatory authorities of any regulatory filings that we may submit. Moreover, the FDA or foreign regulatory authorities may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the development of our product candidates.

Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA or foreign regulatory authority policy during the period of product development, clinical trials and regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulatory authority, guidance or interpretations will be changed, or what the impact of such changes, if any, may be.

In addition, the FDA and foreign regulatory authorities may delay, limit, or deny approval of a product candidate for many reasons, including:

•	disagreement with the design or implementation of our clinical trials;

•	we may be unable to demonstrate to the satisfaction of the FDA or foreign regulatory authorities that a product candidate is safe and effective for any indication;

•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA or foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	the results of our clinical trials may not demonstrate the safety or efficacy required by the FDA or foreign regulatory authorities for approval;

•	the FDA or foreign regulatory authorities may find deficiencies in our manufacturing processes or facilities; and

•	the FDA’s or foreign regulatory authorities’ approval policies or regulations may significantly change in a manner rendering our clinical data insufficient for approval.

Even if we comply with all of the regulatory requirements of the FDA and foreign regulatory authorities, we may not obtain regulatory approval for any of our product candidates in development. If we fail to obtain regulatory approval for any of our product candidates in development, we will have fewer commercialized products than we anticipate and correspondingly lower revenue.

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

Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate, and may require us to conduct post-approval clinical studies. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and cGCPs for any clinical trials that we conduct post-approval.

Moreover, if we obtain regulatory approval for our product candidates, we will only be permitted to market our products for the indication approved by FDA or foreign regulatory authority, and such approval may involve limitations on the indicated uses or promotional claims we may make for our products, or otherwise not permit labeling that sufficiently differentiates our product candidates from competitive products with comparable therapeutic profiles. For example, we will not be able to claim that our products have fewer side effects, or improve compliance or efficacy unless we can demonstrate those attributes to FDA or foreign regulatory authority in comparative clinical trials.

Later discovery of previously unknown problems with our product candidates, including AEs of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•	fines, warning letters, or untitled letters;

•	holds on clinical trials;

•	refusal by the FDA or foreign regulatory authorities to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;

•	product seizure or detention, or refusal to permit the import or export of our product candidates; and

•	injunctions, the imposition of civil penalties or criminal prosecution.

The FDA’s and foreign regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

If our operations are found to be in violation of any such health care laws and regulations, we may be subject to penalties, including administrative, civil and criminal penalties, monetary damages, disgorgement, imprisonment, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA or foreign regulatory authorities, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, any of which could adversely our financial results. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

Any products we develop may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices or healthcare reform initiatives, thereby harming our business.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. Many countries require approval of the sale price of a drug before it can be marketed. The pricing review period begins after marketing or product licensing approval is granted in most cases. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. Although we intend to monitor these regulations, our programs are currently in the early stages of development and we will not be able to assess the impact of price regulations for a number of years. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenues we are able to generate from the sale of the product in that country.

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. In many jurisdictions, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. If we are not currently capturing the scientific and clinical data that will be required for reimbursement approval, we may be required to conduct additional trials, which may delay or suspend reimbursement approval. Additionally, in the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

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

There may be significant delays in obtaining coverage for newly-approved products, and coverage may be more limited than the purposes for which the drug is approved by the FDA or foreign regulatory authorities. Moreover, eligibility for coverage does not imply that any drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent.

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

Obtaining and maintaining regulatory approval for our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

Risks Related to Our Intellectual Property

We depend on intellectual property licensed from CPF and Carna, and the termination of these licenses could result in the loss of significant rights, which would harm our business.

Pursuant to a license agreement with CPF, we hold an exclusive license from CPF to use certain patented technology, including certain patent rights, know-how and materials related to the Chk1 inhibitor cancer drug candidate. Either party may terminate the agreement if the other party materially breaches the agreement, subject to certain cure provisions, and CPF may terminate the agreement in certain limited circumstances. We may also terminate the agreement at any time upon 90 days’ prior written notice to CPF. Additionally, pursuant to a license agreement with Carna Biosciences, Inc. (Carna), we hold an exclusive license from Carna to use certain patented technology, including certain patent rights and know-how related to Cdc7 kinase inhibitors. Carna may terminate the agreement in the event of our material breach, subject to certain cure provisions, and we may terminate the agreement at any time upon 30 days’ prior written notice to Carna.

Disputes may arise between us and our licensors regarding intellectual property subject to these license agreements, including with respect to:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	the amount and timing of milestone and royalty payments;

•	the rights of our licensors under the license agreements;

•	our right to sublicense patent and other rights to third parties under collaborative development relationships;

•	our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations; and

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

Any disputes with our licensors over intellectual property that we have licensed from them may prevent or impair our ability to maintain our current licensing arrangements. We depend on these licensed technologies and products to develop our product candidates. Termination of our license agreements could result in the loss of significant rights and could materially harm our ability to further develop and commercialize our product candidates.

If we are not able to obtain and enforce patent protection for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected.

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. Our licensors have filed, and we will continue to file, patent applications directed to the compositions of matter and methods of use related to various aspects of our product candidates.

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

If we are unable to protect the confidentiality of our trade secrets our business and competitive position would be harmed.

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

We, our licensors or any future strategic partners may be subject to third-party claims for infringement or misappropriation of patent or other proprietary rights that prevent us from developing and commercializing our products. If we, our licensors or any future strategic partners are found to infringe a third-party patent or other intellectual property rights, we could be required to pay substantial damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed. In addition, we, our licensors or any future strategic partners may choose to seek, or be required to seek, a license from a third party, which may not be available on acceptable terms, if at all. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. If we fail to obtain a required license, we may be unable to effectively market product candidates, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. Alternatively, we may need to redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In addition, we may find it necessary to pursue claims or initiate lawsuits to protect or enforce our patent or other intellectual property rights. The cost to us in defending or initiating any litigation or other proceeding relating to patent or other proprietary rights, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and limit our ability to continue our operations.

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

Our current license agreements impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, and other obligations on us. For example, we are required to pay CPF and Carna milestone payments in an aggregate amount of up to $319.5 and $270 million, respectively, based upon the achievement of certain developmental, regulatory and commercial milestones of PNT737 and PNT141. We are also required to pay CPF tiered high single-digit to low double-digit royalties on the net sales of PNT737 and to pay Carna tiered single-digit royalties on the net sales of PNT141. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, we may be required to pay significant milestone and royalty payments, depending on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

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

The market price of our common stock may be subject to wide fluctuations. For example, we experienced a significant decrease in our stock price after we announced the suspension of the development of PNT2258 and the DNAi platform in June 2016. Factors affecting the market price of our common stock include:

•	the timing and results of development activities related to our product candidates;

•	our ability to acquire or in-license new product candidates to grow our pipeline;

•	the commencement, enrollment or results of future clinical trials we may conduct, or changes in the development status of our product candidates;

•	any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;

•	disputes with CPF or Carna regarding our licensed technology and products;

•	adverse results or delays in preclinical studies or clinical trials;

•	changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;

•	adverse developments concerning our manufacturers;

•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;

•	our inability to establish collaborations if needed;

•	our failure to commercialize our product candidates;

•	additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to the use of our product candidates;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	the size and growth of our initial target markets;

•	our ability to successfully treat additional types of cancers or at different stages;

•	actual or anticipated variations in quarterly operating results;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	changes in the market valuations of similar companies;

•	overall performance of the equity markets;

•	sales of our common stock by us or our stockholders in the future;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation;

•	general political and economic conditions; and

•	other events or factors, many of which are beyond our control.

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

In June 2016, we halted investment in PNT2258, our former lead product candidate, based on our review of the interim results from a Phase 2 trial of PNT2258. Accordingly, we now intend to use the remaining net proceeds from our IPO to advance the development of PNT737, PNT141, acquire or in-license additional product candidates and technologies and for other general corporate purposes.

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

PRONAI THERAPEUTICS, INC.

Date: November 10, 2016	By:	/s/ Nick Glover
Dr. Nick Glover
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2016	By:	/s/ Sukhi Jagpal
Sukhi Jagpal
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Exhibit Filing Date	Filed/ Furnished Herewith
10.1#	License Agreement between CRT Pioneer Fund LP and ProNAi Therapeutics, Inc. dated September 27, 2016.					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

#	Portions of this exhibit have been omitted based on an application for confidential treatment submitted to the SEC. The omitted portions of this exhibit have been filed separately with the SEC.
*	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.