Form 10-K
period 2016-12-31
Sierra Oncology, Inc.
filed 2017-03-02
CIK 1290149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 001-37490

Sierra Oncology, Inc.

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of common stock held by non-affiliates of the registrant calculated based on the closing price of $1.99 of the registrant’s common stock as reported on The NASDAQ Global Market on June 30, 2016, the last business day of the registrant’s most recently completed second quarter, was $40.4 million.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2017 was 52,218,582.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2017 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the end of the Registrant’s 2016 fiscal year and is incorporated by reference into Part III of this Report.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A, “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Unless the context indicates otherwise, as used in this Annual Report, the terms “Sierra Oncology,” “the Company,” “we,” “us” and “our” refer to Sierra Oncology, Inc., a Delaware corporation, and its subsidiaries taken as a whole, unless otherwise noted. Sierra Oncology is our registered trademark. The “Sierra Oncology” logo and all product names are our common law trademarks. This Annual Report contains additional trade names, trademarks and service marks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

PART I

Item 1.	Business.

Overview

We are a clinical stage drug development company advancing targeted therapeutics for the treatment of patients with cancer. We are an ambitious oncology-focused company, oriented towards achieving the successful registration and commercialization of our product candidates. We have a world-class management team with a proven track record of success in oncology drug development and we are advancing an emerging pipeline of next generation therapies that target the DNA Damage Response (DDR) network.

Our lead product candidate, SRA737, is a highly selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1). Chk1 is a key cell cycle checkpoint and central regulator of the DDR network, a system of cellular pathways that monitor, detect and repair DNA damage. In cancer cells, replication stress induced by oncogenic drivers (e.g., MYC and RAS) combined with loss of function in tumor suppressors (e.g., TP53 and ATM) results in persistent DNA damage and genomic instability. Targeted inhibition of the remaining components of the DDR network, such as by SRA737, may be synthetically lethal to cancer cells and have utility as a monotherapy in a range of tumor indications.

Chk1 is also believed to facilitate tumor cell resistance to chemotherapy or radiation-induced DNA damage and, as such, the combination of SRA737 with these standards-of-care may provide synergistic anti-tumor activity, consistent with findings in preclinical oncology models. Importantly, the oral bioavailability of SRA737 may afford greater dosing flexibility for both monotherapy and combination therapy settings than is possible with intravenously administered agents.

We are pursuing an innovative development plan for SRA737, which is currently being evaluated in two Phase 1 clinical trials in patients with advanced cancer. The first trial is intended to evaluate SRA737’s potential to induce synthetic lethality as monotherapy, while the second trial is intended to explore SRA737’s potentiating effects in combination with DNA-damaging chemotherapy. We successfully transferred sponsorship of these two trials in January 2017 and subsequently submitted protocol amendments intended to enhance both of these studies. In particular, we plan to focus enrollment on pre-selected patients predicted to most likely derive benefit from SRA737 treatment based on the genetics of their tumors. A preliminary update of the SRA737 clinical trials is anticipated to be available approximately by the end of 2017.

Concurrently, we are conducting preclinical research evaluating SRA737 in combination with other DDR-targeted agents, including poly ADP ribose polymerase (PARP) inhibitors, as well as with immuno-oncology therapeutics, that may guide a potential next wave of clinical development for our asset, possibly further broadening its therapeutic utility.

We are also advancing SRA141, a potent, selective and orally bioavailable small molecule inhibitor of cell division cycle 7 kinase (Cdc7) undergoing preclinical development. Cdc7 is a key regulator of both DNA replication and the DDR network, making it a compelling emerging target for the potential treatment of a broad range of tumor types.

Sierra Oncology retains the global commercialization rights to both SRA737 and SRA141.

Our Strategy

Key elements of our business strategy are to:

•	Enhance and Expedite the Clinical Development of SRA737. We plan to advance our lead product candidate, SRA737, for the treatment of a broad range of cancers, initially focusing on indications where we believe SRA737 has the best potential for demonstrating anti-tumor activity and where there is a significant unmet medical need. The two Phase 1 clinical trials for SRA737 currently underway in the U.K. are designed to evaluate the safety, tolerability and preliminary efficacy of SRA737 both as monotherapy and in combination with DNA-damaging chemotherapy. We intend to modify these trials to include an evaluation of efficacy in prospectively-selected subjects with genetically defined tumors, with the objective of enriching these studies for patients predicted to be more likely to derive benefit from SRA737. These studies are designed to help assess potential patient selection strategies for further clinical development.

•	Pursue a Multi-Faceted Development Strategy for SRA737 and SRA141 Across Many Oncology Indications. We intend to expand the commercial market opportunities for SRA737 and SRA141 by exploring their potential as treatments for a wide variety of cancer indications, as monotherapy and in combination with other therapeutic agents, including chemotherapy, DDR-targeted agents and immuno-oncology agents. The DDR network in general, and Chk1 and Cdc7 specifically, have been implicated as biologically-relevant across a wide variety of solid tumors, including colorectal, bladder, head and neck, lung, ovarian, pancreatic and prostate, which could provide multiple development opportunities for both SRA737 and SRA141.

•	Maximize the Global Commercial Value of our Product Candidates. As we further develop our product candidates, we plan to build a commercial infrastructure with the capability to directly market our products, once approved, to oncologists in North America and possibly other major geographies that are core to our commercial strategy. We plan to enter into collaborations for the marketing and commercialization of our products in additional geographies at an appropriate time. We also plan to invest in scaling our manufacturing capacity to support our global commercial strategy.

•	Broaden our Proprietary Pipeline by Acquiring Product Candidates. We plan to opportunistically acquire additional oncology product candidates through in-licensing or other strategic opportunities in order to expand our pipeline and leverage the full potential of our development capabilities. We intend to evaluate and consider acquiring additional oncology product candidates that are currently in clinical testing or could be advanced into human clinical trials within 18 months, with an emphasis on assets that potentially could be complementary to our other product candidates when administered in combination.

Background on DDR and its Role in Cancer

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

Our genomic DNA is continuously subject to damage due to external factors, such as chemicals, radiation and viruses, or internal factors, such as replication stress and reactive oxygen species generated during cellular metabolism. Our cells have developed a highly coordinated array of mechanisms to resolve DNA damage and maintain genomic integrity, collectively known as the DDR network. Seminal discoveries related to the DDR network have contributed to the discovery of potential new treatments for cancer.

The genes that underlie the DDR network itself are often mutated in malignant cells, further contributing to genomic instability. Genomic instability, the accumulation of DNA damage and functional genomic alterations, is a key hallmark of cancer. The genomic instability and mutational capacity of tumors provides them with a selective advantage over normal cells by enabling continual proliferation and survival, as well as by engendering adaptive mechanisms for developing resistance to chemotherapy and other standards-of-care. Tumor cells accommodate genomic instability resulting from the genetic mutation of certain DDR and cell cycle genes through an enhanced dependency on the remaining components of the DDR network in order to support their replication and viability.

An emerging therapeutic strategy to treat tumors is to target these remaining vital components of the cell cycle and DDR network, such as Chk1 and Cdc7, either alone or in combination with DNA-damaging chemotherapy or radiation, in order to induce irreparable DNA damage, causing a catastrophic replicative process ultimately resulting in cell death. In contrast, non-transformed cells have redundant cell cycle checkpoints and multiple complementary DNA repair pathways, which should render them less sensitive to these agents. This strategy has been likened to striking at the ‘Achilles’ Heel’ of cancer, and therapeutic strategies increasingly are focusing on targeting the DDR network to exploit this intrinsic weakness of tumors.

A number of agents affecting components of the DDR network have either been approved or are currently in late-stage clinical trials, including small molecule PARP inhibitors for the treatment of advanced ovarian cancer harboring mutations in the BRCA genes. We believe data from these programs support the broader potential for therapeutic intervention by targeting the DDR network. PARP inhibitors work in part by inhibiting the PARP enzyme from orchestrating the repair of single strand breaks in DNA. Our DDR program is oriented to expanding beyond the scope of PARP inhibitors by focusing on impeding the repair of DNA double strand breaks, the most deleterious form of DNA damage, as well as by striking at targets that control DNA replication and cell cycle progression.

Chk1 – A Central Regulator of the DNA Damage Response Network

Chk1 is a serine-threonine kinase which acts as a central regulator of the DDR network that detects and repairs DNA damage. Chk1 regulates multiple cell-cycle phases, temporarily inhibiting the progression of cell replication and division in order for DNA repair processes to be undertaken. In addition, Chk1 directly activates several important proteins involved in the repair of damaged DNA.

Malignant cells tolerate substantially greater levels of genomic instability than would be acceptable in healthy cells. Despite accumulating considerable DNA damage due to replicative stress or defects in DNA repair machinery, cancer cells survive and replicate via an over-reliance on select components of the DDR network, including Chk1. Consistent with this observation, inhibition of Chk1 has been shown to be synthetically lethal to cancer cells harboring functional genetic alterations in genes such as MYC, RAS, ATM, BRCA1, BRCA2 and TP53. This provides an opportunity to treat cancers with high replication stress and genomic instability with Chk1 inhibitor therapy.

Certain standard chemotherapeutic drugs (such as gemcitabine, cisplatin, docetaxel and topotecan) and radiotherapy also induce DNA damage in order to kill cancer cells. We believe considerable preclinical evidence supports the potential for synergy between these standard therapies and Chk1 inhibitors in combination.

Our Lead Product Candidate – SRA737, a Potent, Highly Selective, Orally Bioavailable Chk1 Inhibitor

Overview

SRA737 is a potent, highly selective, orally bioavailable small molecule inhibitor of Chk1. The agent was developed through collaboration between The Institute of Cancer Research Cancer Therapeutics Unit, Sareum Ltd and Cancer Research Technology Ltd. SRA737 was licensed to us in September 2016 and we transferred sponsorship of the ongoing SRA737 clinical trials to the company in January 2017.

A body of preclinical experimental data supports the exploration of SRA737 as a single agent and in combination with DNA damaging agents, particularly in certain subjects with genetically defined tumors exhibiting high levels of genomic instability or harboring certain genetic mutations, particularly those associated with high levels of replication stress (such as MYC, RAS, ATM, BRCA1, BRCA2 and TP53).

SRA737 is being investigated in two Phase 1 clinical trials that were initiated in June 2016 in the U.K. under a clinical trial application (CTA). The current design of these clinical trials is as follows:

•	A multicenter, open-label, dose-escalation and dose-expansion trial evaluating SRA737 as a monotherapy in subjects with advanced solid tumors. The objectives of the monotherapy trial include assessing the safety profile of SRA737, determining the maximum tolerated dose (MTD) with one or more schedules of administration of SRA737, and to propose a recommended Phase 2 dose and schedule of SRA737.

•	A multicenter, open-label, dose-escalation study evaluating SRA737 in combination with DNA-targeting chemotherapies (gemcitabine plus cisplatin or gemcitabine alone) in subjects with advanced solid tumors. The objectives of this trial include assessing the safety profile of SRA737 administered in combination with chemotherapies, determining the MTD of SRA737 administered in combination with gemcitabine ± cisplatin, and to propose a recommended Phase 2 dose and schedule of SRA737 in combination with gemcitabine ± cisplatin.

With the formal transfer of clinical trial sponsorship completed in January 2017, we subsequently submitted protocol amendments intended to enhance both of these studies, including to pre-select patients predicted to most likely derive benefit from SRA737 treatment. A preliminary update from the SRA737 clinical trials is anticipated to be available approximately by the end of 2017.

Potential SRA737 Monotherapy Trial Enhancements

We intend to enhance the monotherapy clinical trial currently underway by modifying the clinical trial design. The goal of this amendment is to pre-select patients predicted to most likely derive benefit from SRA737 treatment. Specifically, we intend to amend the monotherapy clinical trial protocol in order to evaluate the preliminary efficacy of SRA737 in subjects with tumors identified to have genetic aberrations hypothesized to confer sensitivity to Chk1 inhibition. Additionally, we intend to modify the trial to assess SRA737’s clinical activity across a number of cancer indications that harbor these genetic mutations in order to determine potential patient selection strategies for further clinical development.

Following the successful approval and activation of the planned protocol amendment, we intend to employ an algorithm based on genetic selection in order to guide patient selection. The algorithm is intended to define patient enrollment where the subject’s tumor has a confirmed minimum of two different types of genetic abnormalities. These could include tumors with a deleterious mutation in a key tumor suppressor gene, such as TP53, and at least one of the following:

•	a loss of function or deleterious mutation in the DNA damage response pathway such as ATM, BRCA1, BRCA2, or another gene in the DNA damage response pathway implicated in Chk1 pathway sensitivity;

•	a genetic indicator of replicative stress, defined as gain of function or amplification of CHEK1 or ATR or other related gene; or

•	a gain of function mutation or amplification of an oncogenic driver such as MYC, RAS, or another gene implicated in Chk1 pathway sensitivity.

Cancers that are predicted to have a high prevalence of genetic aberrations hypothesized to confer sensitivity to Chk1 inhibition are planned to be evaluated in the amended clinical trial within tissue-specific expansion cohorts. These include, for example, cohorts of subjects with:

•	previously treated metastatic colorectal cancer;

•	platinum-resistant ovarian cancer;

•	metastatic castration-resistant prostate cancer;

•	advanced non-small cell lung cancer; and

•	head and neck squamous cell carcinoma.

Potential SRA737 Combination Trial Enhancements

The current objectives of the combination trial include establishing the safety profile of SRA737 administered in combination with gemcitabine ± cisplatin, determining the MTD of SRA737 and defining a recommended Phase 2 dose of SRA737 when given in combination with chemotherapy. The current trial is designed to also assess the clinical activity of SRA737 in combination with chemotherapy in expansion cohorts once the MTD is established.

We intend to enhance the combination clinical trial currently underway by modifying the clinical trial design in order to evaluate the preliminary efficacy of SRA737 in genetically selected subjects with tumors identified to have genetic aberrations hypothesized to confer sensitivity to Chk1 inhibition. We intend to employ a similar genetic selection algorithm to that defined in the monotherapy protocol. Specifically, we plan to enroll subjects with bladder cancer and pancreatic cancer into genetically selected dose expansion cohorts, as (i) bladder cancer and pancreatic cancer are predicted to have a high prevalence of genetic aberrations hypothesized to confer sensitivity to Chk1 inhibition and (ii) gemcitabine is often an important component of the standard of care treatment for these indications. The goal of this amendment is to pre-select patients predicted to most likely derive benefit from SRA737 treatment. In addition, bladder cancer and pancreatic cancer are indications in which the possible potentiating effect of SRA737 on gemcitabine’s clinical activity might be informative with respect to further clinical development.

Additional SRA737 Trials and Development Activities

In order to obtain regulatory approval and potentially commercialize SRA737, we will need to complete the clinical trials described above and then conduct Phase 2 and possibly Phase 3 registration-oriented clinical trials in well-defined, tissue-specific, or possibly genetically-specific, patient populations in order to thoroughly and robustly evaluate the safety and efficacy of SRA737.

We anticipate including U.S. clinical trial sites in the subsequent development of SRA737. Before initiating our Phase 2 and possible Phase 3 clinical trials, we intend to submit an Investigational New Drug Application (IND) to the U.S. Food and Drug Administration (FDA).

If the efficacy data obtained in some or all of the subsequent Phase 2 clinical trials are highly compelling, we plan to discuss accelerated registration paths and other regulatory designations with regulatory agencies. In order to obtain marketing approval to commercialize SRA737, a new drug application (NDA) must be submitted to, and approved by, the FDA in the United States, and a marketing authorization application must be submitted to and approved by the European Medicines Agency (EMA). Moreover, when a diagnostic device, such as a device used to identify subsets of patients with a genetic alteration who may derive meaningful benefit from a product, is essential to the safe and effective use of a therapeutic product, the FDA and other regulatory authorities generally require that the companion diagnostic be approved before or concurrent with approval of the therapeutic product and before the therapeutic product can be commercialized. Commensurate with global regulatory submissions, we will need to validate processes at large scale manufacturing facilities in advance of pre-approval inspections, marketing authorizations and product launch.

A number of other agents affecting components of the DDR network have either been approved or are currently in late-stage clinical trials, including small molecule PARP inhibitors for the treatment of advanced BRCA mutated ovarian cancer. We are currently conducting preclinical research evaluating SRA737 in combination with other DDR agents, including PARP inhibitors, that may guide a potential next wave of clinical development for our asset, possibly further broadening its therapeutic utility.

We are also currently conducting preclinical research evaluating SRA737 in combination with immuno-oncology agents in order to assess anticipated synergies between these two drug classes, the results of which will guide potential additional clinical development for SRA737.

The amount and timing of our expenditures on these clinical trials will depend upon numerous factors, including their ongoing status and results. Although it is difficult to predict additional capital requirements, we believe that our existing cash and cash equivalents will be sufficient to allow us to achieve clinical data read-outs from the dose expansion stages of our current trials underway.

We anticipate that we will need additional funding to complete any future Phase 2 or Phase 3 clinical trials.

Subject to approval by regulatory authorities and ethics and scientific review bodies, we anticipate amending the monotherapy and combination therapy Phase 1 trials in the second quarter of 2017. We anticipate providing a public update on these trials approximately by the end of 2017, and to report interim data from these trials at a medical conference in 2018. During 2017, we also anticipate reporting preclinical results guiding potential clinical opportunities for our Chk1 inhibitor with PARP inhibitors or immuno-oncology agents, which could lead to the commencement of potential combination clinical trials in 2018.

Our Second Product Candidate – SRA141, a Highly Selective, Orally Available Cdc7 Inhibitor

Cdc7 is a serine-threonine kinase which acts as an essential regulator of both DNA replication and the DDR network. Over-expression of Cdc7 and its partner proteins is correlated with unfavorable clinical outcomes and poor survival in a broad range of solid tumors and hematological malignancies. In preclinical studies, inhibition of Cdc7 has been shown to cause cancer cell death in a p53-independent manner, and to induce tumor stasis or regression in a variety of in vivo cancer models.

SRA141 is a highly selective, orally available small molecule inhibitor of Cdc7. SRA141 was licensed to us in May 2016 from Carna Biosciences, Inc., Kobe, Japan.

Status of Our Preclinical Development Program for SRA141

We are pursuing a robust program of preclinical studies with SRA141 to evaluate tumor responses and dosing regimens across a variety of indications in order to inform our clinical development plans and possible patient selection strategies. Preclinical data and published literature suggest a variety of solid tumors and hematological malignancies with potential for response to Cdc7 inhibitors. The potential of SRA141 to synergize with other targeted agents and DDR inhibitors (including SRA737) is also being explored in preclinical models. A genetically defined patient selection strategy focusing on drivers of Cdc7 inhibitor sensitivity may help facilitate clinical trial execution. We expect clinical studies for SRA141 will begin by the end of 2017 in the United States after we submit an IND to the FDA.

License Agreements

CRT Pioneer Fund LP License Agreement

In September 2016, we entered into an exclusive license agreement with CRT Pioneer Fund LP (CPF) for worldwide rights, know-how and materials to develop SRA737, a small molecule inhibitor targeting Chk1, a promising therapeutic target to treat cancer. Pursuant to the agreement, we made a one-time upfront payment of $7.0 million to CPF in October 2016 and paid $2.0 million to CPF in January 2017 for the successful transfer of two ongoing Phase I clinical trials. Additional milestone payments of up to an aggregate of $319.5 million may become payable to CPF upon the achievement of certain developmental, regulatory and commercial milestones. In addition, we are required to pay CPF, on a product-by-product and country-by-country basis, tiered high single-digit to low double-digit royalties on the net sales of any product successfully developed until the later of (i) the date when such licensed product is no longer covered by a valid patent claim within the licensed intellectual property, (ii) the expiration of any data, marketing or other statutory exclusivity rights covering the licensed product, or (iii) a specified period after the first commercial sale of the licensed product. Such royalties will be reduced on a product-by-product and country-by-country basis under certain conditions, including if certain generic competition exists in such country, or if we are required to pay royalties to third parties in order to develop or commercialize the licensed product.

The license agreement will expire on the date of expiration of our obligation to pay royalties to CPF. Either party may terminate the license agreement if the other party materially breaches the license agreement, subject to certain cure provisions, and CPF may terminate the license agreement in certain limited circumstances as described in the license agreement. The license agreement may also be terminated at any time by us upon 90 days’ prior written notice to CPF.

Carna Biosciences, Inc. License Agreement

In May 2016, we entered into an exclusive license agreement with Carna Biosciences, Inc. (Carna) for worldwide rights to develop and commercialize SRA141, a small molecule kinase inhibitor targeting Cdc7. In exchange for this exclusive right, we paid Carna an upfront payment of $0.9 million in June 2016. We will be required to pay Carna milestone payments of up to an aggregate of $270.0 million upon achievement of certain developmental, regulatory and commercial milestone events. In addition, for product candidates defined under the license agreement, we are required to pay Carna on a product-by-product and country-by-country basis, tiered single-digit royalties on net sales.

The license agreement will expire on the date of expiration of our obligation to pay royalties to Carna. Following the expiration of the license agreement, we will obtain a fully paid-up, non-exclusive license to develop and commercialize products relating to the licensed intellectual property worldwide for any use. Carna may terminate the license agreement if we materially breach the agreement, subject to certain cure provisions. The license agreement may also be terminated at any time by us upon 30 days’ prior written notice to Carna.

Research and Development

Since commencing operations, we have dedicated a significant portion of our resources to research and development activities, including clinical development. We incurred research and development expenses of $33.9 million, $26.4 million and $19.1 million, during the years ended December 31, 2016, 2015 and 2014, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to advance SRA737 and SRA141.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for SRA737, SRA141 and future product candidates, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary or intellectual property rights. Our strategy is to seek to protect our proprietary position and intellectual property position by, among other methods, filing patent applications related to our proprietary technology and product candidates in the United States and in foreign jurisdictions. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We have exclusively licensed CPF’s rights to patents owned by Cancer Research Technology (CRT), a subsidiary of Cancer Research UK (CRUK) directed to compositions of matter and methods of use related to SRA737 and other Chk1 inhibitors. As of December 31, 2016, these rights included one (1) pending U.S. patent application comprising claims directed to compositions of SRA737 and methods of using SRA737 for the treatment of cancer indications as a single agent, or in combination with a DNA damaging agent. Any patents issuing from this U.S. utility application are expected to expire in 2033, absent any adjustments or extensions. As of December 31, 2016, these rights also included four (4) issued foreign patents and thirteen (13) pending foreign patent applications in thirteen (13) foreign jurisdictions, including Australia, Canada, China, Europe and Japan comprising claims directed to compositions of SRA737 and methods of using SRA737 for the treatment of cancer indications as a single agent, or in combination with a DNA damaging agent. These foreign patents, and any patents issuing from these pending foreign patent applications, are expected to expire in 2033, absent any adjustments or extensions. We have filed and will continue to file patent applications directed to the composition of matter and methods of use related to various aspects of SRA737 as they develop.

We have exclusively licensed from Carna patent applications directed to the SRA141 composition of matter, alone or in combination with an M-phase inhibitor and methods of use for the combination. As of December 31, 2016, we were the exclusive licensee of one (1) U.S. patent, expiring in 2032, absent any adjustments or extensions, and one (1) pending U.S. patent application, both comprising composition of matter claims directed to SRA141. Any patents issuing from this U.S. utility application are expected to expire in 2032, absent any adjustments or extensions. As of December 31, 2016, this exclusively-licensed portfolio included four (4) issued foreign patents and seven (7) pending foreign patent applications in seven (7) foreign jurisdictions, including Australia, Canada, Europe, India, Japan, Korea and Mexico comprising composition of matter claims directed to SRA141. The foreign patents, and any patents issuing from these pending foreign patent applications, are expected to expire in 2032, absent any adjustments or extensions. Additionally, as of December 31, 2016, this portfolio also included one (1) pending U.S. patent application, and two (2) pending foreign patent applications in Europe and Japan comprising composition of matter claims directed to a combination of SRA141 and an M-phase inhibitor and methods of use for the combination for treating cancer. Any patents issuing from these applications are expected to expire in 2035, absent any adjustments or extensions. We have filed and will continue to file patent applications directed to the composition of matter and methods of use related to various aspects of SRA141 as they develop.

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

As with other oncology companies, our ability to maintain and solidify our proprietary and intellectual property position for our product candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, patent applications that we may file or license from third parties may not result in the issuance of patents. We also cannot predict the breadth of claims that may be allowed or enforced in our patents. Our issued patents and any issued patents that we may receive in the future may be challenged, invalidated or circumvented. For example, we cannot be certain of the priority of inventions covered by pending third-party patent applications. If third parties prepare and file patent applications that also claim technology or therapeutics to which we have rights, we may have to participate in interference proceedings to determine priority of invention, which could result in substantial costs to us, even if the eventual outcome is favorable to us. In addition, because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that, before SRA737, SRA141 or any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent.

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

To our knowledge, there are no approved drugs that specifically target Chk1 on the market, but there are a number of competitors in clinical development, at a similar stage of development or more advanced than us. Genentech, Inc. is conducting a Phase 1/2 clinical trial of an oral Chk1 inhibitor in patients with refractory solid tumors or lymphoma. Esperas Pharma is conducting a Phase 1/2 clinical trial of an oral Chk1 inhibitor as monotherapy and in combination with gemcitabine in patients with advanced or metastatic cancer. Eli Lilly and Company is developing an intravenous Chk1/Chk2 inhibitor in several clinical settings, the most advanced of which are in Phase 2 clinical trials. There are also preclinical programs focused on developing Chk1 inhibitors. If SRA737 is approved, it will compete with existing therapies and currently marketed drugs for the indication or indications for which it is approved.

Additionally, to our knowledge, there are no approved drugs that specifically target Cdc7. Takeda Pharmaceutical Company is currently conducting a Phase 1 clinical trial of a Cdc7 inhibitor in Japan and Eli Lilly and Company has a preclinical program focused on developing a Cdc7 inhibitor. Other companies may be conducting preclinical studies of Cdc7 inhibitors as well. If SRA141 is approved, it will compete with existing therapies for the indication or indications for which it is approved.

Many of the companies against which we are competing, or against which we may compete in the future, have significantly greater financial and other resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the oncology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or that may be necessary for, our programs.

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

Manufacturing

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of SRA737, SRA141 and other potential product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval.

We do not currently have arrangements in place for redundant supply. We believe that our manufacturers have sufficient capacity to meet our current demand and, in the event they fail to meet our demand, adequate alternative sources for such materials exist. However, there is a risk that if supplies are interrupted or result in poor yield or quality, it would materially harm our business. We will continue to evaluate product demand requirements and qualify alternate sources for SRA737 and SRA141 on an as-needed basis.

Manufacturing is subject to extensive regulations that impose various procedural and documentation requirements, which govern recordkeeping, manufacturing processes and controls, personnel, quality control and quality assurance, among others. Our contract manufacturing organizations are required to comply with current good manufacturing practice (cGMP) regulations, which are regulatory requirements for the production of pharmaceuticals that will be used in humans.

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

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

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

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into patients, the drug is typically tested to assess endpoints such as metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular tissue-specific, or possibly genetically-specific patient population, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 or Phase 2 trial with other confirmatory evidence may be sufficient in rare instances where the trial is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

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

FDA Regulation of Companion Diagnostics

If an in vitro diagnostic is essential to the safe and effective use of a therapeutic product, then the FDA generally will require approval or clearance of the diagnostic at the same time that FDA approves the therapeutic product. The FDA has generally required in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to obtain a pre-market approval, or PMA, for that diagnostic simultaneously with approval of the drug. The review of these in vitro companion diagnostics in conjunction with the review of our cancer treatments involves coordination of review by the FDA’s Center for Drug Evaluation and Research and by the FDA’s Center for Devices and Radiological Health.

The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee, which exceeds $258,000 for most PMAs. In addition, PMAs for devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay or prevent approval. If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

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

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly-available information to gain knowledge regarding the progress of development programs.

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

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA label does not contain (or carve out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.

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

Patent Term Extension

After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension. The allowable patent term extension is calculated as half of the drug’s testing phase (the time between IND application and NDA submission) and all of the review phase (the time between NDA submission and approval up to a maximum of five years). The time can be shortened if FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years. For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the United States Patent and Trademark Office must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.

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

By way of example, in March 2010, the PPACA was signed into law, which intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among the provisions of the PPACA of importance to our potential drug candidates are:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of a manufacturer’s Medicaid rebate liability to cover drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

There have been judicial and Congressional challenges and amendments to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future, including the potential repeal of all or part of PPACA. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, which will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

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

European Regulation of Clinical Trials and Grant of Marketing Authorization

Pharmaceutical products in the EU are subject to regulation under comprehensive legislation enacted by the European Commission in the European Medicines Directive 2001/83/EC, as amended. This directive is binding on all Member States together with ancillary legislation governing research.

Clinical Trial Authorization

Clinical trials are regulated under European Council Directive 2001/20/EC (Clinical Trials Directive) on the implementation of GCP in the conduct of clinical trials of medicinal products for human use. The Clinical Trials

Directive requires the sponsor of an investigational medicinal product to obtain a clinical trial authorization (CTA), much like an IND in the United States, from the national competent authority of an EU Member State in which the clinical trial is to be conducted. The application for CTA must satisfy detailed requirements for the protection of trial subjects including requirements relating to consent and specific rules for minors and adults unable to consent by reason of incapacity. The CTA application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the Council Directive and corresponding national laws of the Member States and further detailed in applicable guidance, including the European Commission Communication 2010/C 82/01. A clinical trial may only be commenced after an Ethics Committee has given its approval.

A sponsor of a clinical trial must also follow certain procedures, including entering specified relevant information in the European trial database, EudraCT. In addition, Member States require that the manufacture and/or importation of investigational medicinal products be authorized. Sponsors of investigational medicinal products must ensure compliance with, among other things, GCP and good manufacturing practice (GMP) as well as requirements pertaining to safety reporting.

In April 2014, Regulation EU No 536/2014 (Clinical Trials Regulation) was adopted to replace the Clinical Trials Directive. The Clinical Trials Regulation is intended to simplify the current rules for clinical trial authorization and standards of performance. For instance, there will be a streamlined application procedure via a single entry point—an EU portal and database. Although the implementation date was originally intended to be the middle of 2016, as of January 2017, the Clinical Trials Regulation has yet to be implemented. Until such time as it is implemented, all clinical trials performed in the EU are required to be conducted in accordance with the Clinical Trials Directive. While the Clinical Trials Directive will be repealed on the day the Clinical Trials Regulation is implemented, the Clinical Trials Directive will apply three years from that date to CTA applications submitted prior to implementation of the Clinical Trials Regulation.

Procedural Routes for Marketing Authorization

The European system for authorization of medicinal products for human use offers several routes: the centralized procedure, the decentralized procedure, and the mutual recognition procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU Member States as well as the EEA countries of Iceland, Liechtenstein and Norway. The centralized procedure is mandatory for certain categories of investigational products, including human products containing a new active substance indicated for the treatment of certain diseases, including cancer, AIDS, diabetes and neurodegenerative illness; orphan medicinal products; and medicinal products manufactured using biotechnological processes. Applications for marketing authorization for such medicines must be submitted to the European Medicines Agency (EMA) in which the Committee for Medicinal Products for Human Use (CHMP) is generally responsible for conducting the initial assessment of a product.

The decentralized and mutual recognition procedures are applicable to the majority of conventional medicinal products and are both based on the principle of recognition of a marketing authorization by one or more Member States. The decentralized procedure is available for applicants who wish to market a product in various EU Member States where such product has not received marketing approval in any EU Member State before. In this procedure, an application for marketing authorization is submitted simultaneously in several Member States, one of them being chosen as the “Reference Member State.” At the end of the procedure, national marketing authorizations are granted in the Reference and in the concerned Member States. The mutual recognition procedure is used when a medicinal product has already received a marketing authorization in one Member State and is compulsory to be marketed in a Member State other than that in which they were first authorized. Any national marketing authorization granted by an EU Member State’s national authority can be used to support an application for its mutual recognition by other Member States.

Standard for Approval of a Marketing Authorization

The objective of the EMA is the comprehensive evaluation of benefit/risk profile of a new medicinal product going through the centralized procedure. This evaluation involves showing that the product has significant efficacy and safety, together with a satisfactory plan for risk management post-marketing. The CHMP is the EMA’s expert committee responsible for human medicinal products. The CHMP is responsible for conducting the initial review of EU-wide marketing authorization applications and for assessing modifications or extensions (“variations”) to an existing marketing authorization. It also considers the recommendations of the Pharmacovigilance Risk Assessment Committee on the safety of medicines on the market and when necessary, recommends to the European Commission changes to a medicine’s marketing authorization, or its suspension or withdrawal from the market. The marketing authorization application is similar to the NDA in the United States. All application procedures require an application in the common technical document (CTD), which includes the submission of detailed information about the manufacturing and quality of the product, and non-clinical and clinical trial information. The main scientific principle used by the CHMP in the evaluation of medicinal products is the benefit/risk ratio based on quality, efficacy, safety, and risk management considerations. The CHMP assesses whether the data it reviews comply with the ICH-harmonized Good Practices published for GCP, GMP and good laboratory practice (GLP). The CHMP also considers whether studies concluding efficacy and safety of products have sufficient statistical power.

Other Regulatory Issues

An exemption to the rule requiring marketing authorization permits Member States of the EU to make a product available for compassionate use to patients with a chronically or seriously debilitating disease or whose disease is considered life threatening, such as cancer, and who cannot be treated satisfactorily by an authorized medicinal product. The medicinal product concerned must be undergoing clinical trials or the subject of application for marketing authorization.

Quality of the medicinal products in question is governed by the GMP Directive. This lays down the principles and guidelines of GMP for both marketed medicinal products and investigational products in clinical trials. The Directive obliges manufacturers to comply with GMP for an effective pharmaceutical quality assurance, quality control, systems for recording and reviewing complaints and a system for prompt recall of products in the distribution network. With regards to post—marketing safety of newly authorized products, the EMA is responsible for coordinating the Member States’ ongoing evaluation of benefit risk, supervision and pharmacovigilance of medicinal products.

The pharmacovigilance legislation imposes a duty on Member States to collect information on the risks of products with regards to patients’ or public health. That information must refer to adverse events arising from the use of the medicinal product within the terms of the marketing authorization as well as use outside the authorized indication and use associated with occupational exposure.

There is a similar obligation on the marketing authorization holder (MAH) to operate a robust pharmacovigilance system equivalent to that of the relevant Member State. The MAH must evaluate all safety and effectiveness information scientifically, consider the options for risk minimization and take appropriate measures as necessary. As part of the pharmacovigilance system, the MAH must have permanently and continuously an appropriately qualified person responsible for pharmacovigilance, maintain a pharmacovigilance master file, operate a risk management system for each medicinal product, monitor the outcome of risk minimization measures contained in the risk management program and continually update the risk management system and monitor the pharmacovigilance system to determine whether there are new risks or changes to the risk-benefit profile of the product(s).

Two recent developments have been introduced which further expand the European regulatory framework: the Falsified Medicines Directive and the Pharmacovigilance Directive. The Falsified Medicines Directive obliges manufacturers of medicinal products to audit their suppliers of active substances to ensure compliance with

GMP. It also introduces a new obligation on product manufacturers to inform the competent authority (e.g. MHRA) and the marketing authorization holder if they become aware that these products may be falsified, whether they are being distributed through the legitimate supply chain or by illegal means. The Pharmacovigilance Directive obliges marketing authorization holders to monitor the safety of authorized products and detect any change in their risk-benefit profile.

Employees

As of December 31, 2016, we had 53 employees, of which 11 had M.D. or Ph.D. degrees and 32 were engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Financial Information

We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, assets and liabilities, including our net loss for the years ended December 31, 2016, 2015 and 2014 and our total assets as of December 31, 2016 and 2015, is included in our Consolidated Financial Statements in Item 8 of this Annual Report.

Corporate Information

We were incorporated in Delaware in May 2003 as Phenome Systems, Inc. and changed our name to ProNAi Therapeutics, Inc. in April 2004. Shortly thereafter, we merged with SenseGene Therapeutics Inc., a Michigan corporation, with ProNAi Therapeutics, Inc. being the surviving corporation. We changed our name to Sierra Oncology, Inc. in January 2017. Our principal executive offices are located at 2150—885 West Georgia Street, Vancouver, British Columbia, Canada V6C 3E8, and our telephone number is (604) 558-6536. Our website address is www.sierraoncology.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider information on our website to be part of this Annual Report.

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

We are a clinical stage oncology company with a limited operating history. Since inception, we have incurred significant operating losses. Our net losses were $47.9 million, $53.3 million and $23.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $582.1 million. Investment in oncology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. For example, in June 2016 we decided to suspend the development of our former lead product candidate PNT2258 after an interim analysis of data from a Phase 2 clinical trial of PNT2258 indicated only modest efficacy. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue the development of our product candidates, SRA737 and SRA141, fund preclinical and clinical studies, seek to identify additional product candidates, in-license additional products or technologies, seek regulatory approval, prepare for potential commercialization and operate as a public company.

Even if we succeed in commercializing SRA737, SRA141 or any future product candidates we may acquire or develop, we will continue to incur substantial research and development and other expenditures to develop and market these and other product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our business is highly dependent on the success of our product candidates, SRA737 and SRA141. If we are unable to successfully develop, obtain regulatory approval for and commercialize SRA737 and SRA141, or experience significant delays in doing so, our business will be materially harmed.

Our business and future success depends on our ability to successfully develop, obtain regulatory approval for and commercialize our product candidates, SRA737 and SRA141, which are both at early stages of development. We have invested effort and financial resources in the research and development of SRA737 and SRA141, and both SRA737 and SRA141 will require significant additional preclinical and clinical testing before we can seek regulatory approval and potentially launch any commercial sales, if at all. Before we can generate any revenue from product sales of SRA737, SRA141, or any other product candidate, we must complete additional preclinical and clinical activities, submit investigational new drug applications (INDs) and marketing applications for regulatory review and approval in multiple jurisdictions, make substantial investment, obtain access to sufficient commercial manufacturing capacity and engage in significant marketing efforts.

Prior to the licensing agreement with CRT Pioneer Fund LP (CPF), Cancer Research UK (CRUK) had been responsible for all development activities for SRA737, including drug process, preclinical development activities, submission of the CTAs, development of the protocol and establishment of clinical and safety databases. Although we believe the historical development activities have been conducted in accordance with all applicable rules and regulations, we cannot assure you that we will not discover inaccuracies or noncompliance in prior development activities that have an adverse effect on the future development of SRA737.

We cannot commercialize product candidates in the United States without first obtaining regulatory approval for the product candidates from the U.S. Food and Drug Administration (FDA). Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from similar regulatory authorities outside of the United States, such as the European Medicines Agency (EMA) in Europe and the

Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom. Even if SRA737, SRA141 or another product candidate were to be approved by the FDA or foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for SRA737 or SRA141 in one or more jurisdictions, or if any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development, marketing or commercialization of SRA737, SRA141 or any other product candidate that we may acquire or develop in the future. Furthermore, even if we obtain regulatory approval for any of our product candidates, we will still need to develop sales, marketing and commercialization infrastructure, or collaborate with a third party for the commercialization of our product candidates, establish commercially viable pricing and obtain approval for coverage and adequate reimbursement from third parties, including government payors. If we are unable to successfully commercialize any of our product candidates, we may not be able to generate sufficient revenues to continue our business.

We are early in our development efforts, and our lead product candidate has only been tested in a limited number of patients. If we are unable to successfully develop and commercialize product candidates or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts. We will be required to demonstrate, to the satisfaction of regulatory authorities, through adequate and well-controlled clinical trials that our product candidates are safe and effective for use in their target indications before we can obtain regulatory approval for their marketing and commercial sale. There have been two Clinical Trial Authorizations, or CTAs, granted by the MHRA in the United Kingdom for SRA737 and two Phase 1 trials have been initiated in the United Kingdom which were transferred to us in January 2017. We plan to continue our SRA737 development efforts by continuing these clinical trials and conducting additional preclinical studies to further our understanding of SRA737, and to support an IND in the United States—a prerequisite to conducting clinical trials in the United States.

SRA141 has never been evaluated in a clinical trial. Before initiating clinical trials of SRA141 in the United States, we will need to conduct additional preclinical studies of SRA141 that demonstrate that its preclinical safety profile is acceptable and to establish a safe starting dose, so that we can submit an IND for approval from the FDA.

The success of our product candidates and any future product candidates that we may acquire or develop will depend on several factors, including the following:

•	successful completion of preclinical studies;

•	successful enrollment in, and completion of, clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishment of clinical trial material and commercial manufacturing capabilities or making arrangements with third-party manufacturers on commercially reasonable terms;

•	effective patent and trade secret protection and regulatory exclusivity;

•	establishment of a commercial sales team, if and when approved, whether alone or in collaboration with others;

•	acceptance, if and when approved, by patients, the medical community and third-party payors;

•	coverage and adequate reimbursement by third-party payors, including government payors;

•	our ability to compete with other therapies;

•	continued acceptable safety profile following approval;

•	enforcement and protection of intellectual property rights and claims;

•	achievement of desirable medicinal properties for the intended indications; and

•	effective growth of an organization of scientists and business people who can develop and commercialize the products, if approved, and technology.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize our product candidates, which would materially harm our business.

If further preclinical development or clinical trials of SRA737, SRA141 or future product candidates that we may develop or acquire fail to demonstrate safety and efficacy or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of SRA737, SRA141 or future product candidates.

The outcome of preclinical testing and early clinical trials may not be predictive of the success of later preclinical testing and clinical trials, and interim results of a clinical trial do not necessarily predict final results. Many companies in the biotechnology industry have suffered significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and there is a high failure rate for product candidates proceeding through clinical trials. For example, in June 2016, we announced that we decided to suspend the development of our former lead product candidate PNT2258 after an interim analysis of data from a Phase 2 clinical trial of PNT2258 indicated only modest efficacy. We cannot, therefore, guarantee that we will be successful in obtaining the required efficacy and safety profile from either SRA737 or SRA141. A failure of one or more preclinical studies or clinical trials can occur at any stage of testing.

We are currently conducting two Phase I clinical trials of SRA737 and preclinical assessments of SRA737 and SRA141, which we believe will further inform our clinical development plans and patient selection strategies. We are also planning to complete various other tasks and activities, such as those related to toxicology and manufacturing, with the objective of submitting an IND for SRA737 anticipated in the first half of 2018, and IND for SRA141 in the second half of 2017, with the goal of advancing SRA141 into clinical trials by the end of 2017. However, we have not yet discussed such preclinical development with the FDA, and we may receive feedback from the FDA that delays our expected development timeline.

Before obtaining marketing approval from regulatory authorities, including the FDA, for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Because we expect that the preclinical studies conducted in the United Kingdom to support SRA737’s CTAs would not be considered sufficient by the FDA to support an IND submission, we are conducting additional preclinical studies of SRA737 in an animal species, which we believe would be acceptable to the FDA. Nevertheless, preclinical studies of our product candidates may not ultimately support an IND submission or complicate further clinical development.

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

We may experience numerous unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	undesirable side effects or other unexpected characteristics of our product candidates, causing us or our investigators, regulators or institutional review boards (IRBs) to suspend or terminate the trials;

•	regulators or IRBs may not authorize us or our investigators to initiate a clinical trial, conduct a clinical trial at a prospective trial site, or amend a clinical trial;

•	government or regulatory delays and changes in regulatory requirements, policy and guidelines;

•	delays in reaching or failure to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and contract research organizations (CROs), or failure by such CROs or trials sites to carry out the clinical trial in accordance with the terms of our agreements with them;

•	negative or inconclusive results of preclinical studies or clinical trials;

•	decision by us to conduct additional preclinical studies or clinical trials or abandon product development programs;

•	a higher number of patients required for clinical trials, slower than expected enrollment, greater than expected competition for patients or higher than expected drop out rates;

•	clinical sites electing to terminate their participation in one of our clinical trials, which would likely have a detrimental effect on subject enrollment;

•	failure of third-party contractors to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols;

•	suspension or termination of clinical trials for various reasons, including unacceptable health risks;

•	imposition of a clinical hold for safety reasons or following an inspection of our clinical trial operations or site by the FDA or foreign regulatory authorities;

•	greater than expected cost of clinical trials;

•	insufficient supply or quality of product candidates or other materials necessary to conduct clinical trials;

•	delays or additional costs as a result of the United Kingdom’s decision to leave the European Union and resulting need to decouple the United Kingdom’s regulatory system from that of the European Union; and

•	revision of legal or regulatory requirements for approving our product candidates.

If we are required to conduct additional preclinical studies or clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete preclinical studies and clinical trials of our product candidates or other testing, if the results of these studies, trials or tests do not reflect an acceptable safety or efficacy profile, we may:

•	be delayed or unable to submit an IND, or additional CTAs in other countries;

•	not have the permission of the FDA or other health authorities to commence clinical trials, or may place a clinical hold on clinical trial;

•	be delayed in obtaining marketing approval;

•	not obtain marketing approval at all;

•	obtain marketing approval in some countries and not in others;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;

•	be subject to additional post-marketing testing requirements; or

•	have the product removed from the market after obtaining marketing approval.

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

We intend to amend the clinical protocols of the two ongoing Phase 1 clinical trials of SRA737 to include additional objectives that could yield important scientific information critical to our overall development strategy. The protocol amendment process requires review and approval by several review bodies including scientific, regulatory and ethics boards, including the Medicines and Healthcare Products Regulatory Agency (MHRA) of the United Kingdom. These protocol amendments may not be accepted by the MHRA or other review bodies in the form submitted, or at all, which may delay our planned enhancements to the clinical development of SRA737 and/or limit or change the type of information we may gather from those studies.

We recently submitted amendments to the clinical trial protocols for the ongoing SRA737 monotherapy and combination trials in order to include enrollment of patients who we predict may be most likely to benefit from SRA737, based on specific genetic alterations in their tumors, namely, subjects with tumors that have genetic aberrations hypothesized to confer sensitivity to Chk1 inhibition. We plan to use the results of these Phase 1 trials to determine potential patient selection strategies for further clinical development of SRA737. We have not discussed the amendments with the MHRA, and we cannot be sure that the MHRA or other review bodies will agree with the design of these or other future protocol amendments. If the MHRA, an ethics committee or scientific review board, or another regulatory authority does not accept these amendments or requires us to further modify our protocols, our planned clinical development program may be delayed or suspended and/or we may not be able to gather information we think would be useful to advance development of SRA737. Similarly, if the MHRA or another scientific, ethics, or regulatory authority that reviews these or other protocols that we may submit in the future for SRA737, SRA141, or other product candidates we may develop, do not accept our protocols and amendments in the form submitted or at all, our development programs may be adversely affected.

Our preclinical and clinical development is focused on the development of targeted therapeutics for genetically-defined cancers, which is a rapidly evolving area of science, and the approach we are taking to develop drugs may not lead to marketable products.

The discovery and development of targeted therapeutics for genetically-defined cancers, including patients whose tumors harbor the applicable genetic alterations that we believe contribute to cancer, is an emerging field, and the scientific discoveries that form the basis for our efforts to develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Additionally, we are considering approaches such as a basket study in which enrollment is focused on a compilation of different tumor types that share a similar genetic signature. To date, neither the FDA nor the EMA has granted marketing approval across different tumor types for a cancer therapy on the basis of a basket study. We cannot be sure that regulatory authorities, including the FDA and the EMA, will accept our trial designs or that we will be able to obtain approval for our product candidates.

We are currently developing our product candidates for certain genetically-defined subpopulations of the general treated cancer population, and we plan to enroll patients into our studies based on genetic alterations in their tumors. In order to obtain marketing approval for SRA737 in the treatment of genetically-defined tumors and cancers, we will need to, among other things, demonstrate to the satisfaction of regulatory authorities that those genetic alterations have predictive clinical utility. We have not yet applied our genetic selection criteria to patients in clinical trials, and our approach may evolve based on our evolving knowledge of the field and on data obtained in our preclinical research and ongoing clinical trials. The goal of our genetic screening is to enroll patients who have the highest probability of responding to the product candidate in order to show compelling evidence of clinical efficacy. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific genetic alterations respond to our product candidates and developing companion diagnostics to identify such genetic alterations as appropriate. For example, although we believe, based on scientific and medical literature, that we have identified certain types and combinations of genetic alterations hypothesized to confer sensitivity to Chk1 inhibition that may be predictive of response to SRA737, we have only recently begun to assess SRA737 in humans and have not discussed the validity of our genetic selection criteria with regulatory authorities, including MHRA or FDA.

Our genetic selection strategy uses a novel algorithm and is not yet validated as predictive of clinical utility.

In order to obtain marketing approval for SRA737 in patients with genetic alterations hypothesized to confer sensitivity to Chk1 inhibition, among other things, we will need to demonstrate to the satisfaction of regulatory authorities that those genetic alterations have predictive clinical utility. It may be difficult for us to demonstrate the predictive clinical utility of our genetic selection criteria, which select for patients that have various combinations of genetic alterations across multiple gene panels. Although regulatory authorities, including FDA, have approved therapies for use in conjunction with companion diagnostic tests that aid in selecting patients for treatment based on genetic markers, neither the FDA nor the EMA has granted marketing approval for a therapy that requires the use of a companion diagnostic that uses broad gene panel testing to select for patients with various combinations of genetic alterations. The scientific evidence to support the feasibility of developing product candidates based on our selection criteria is both preliminary and limited. We have not discussed the validity of our genetic selection criteria with regulatory authorities, and we cannot be sure that regulatory authorities, including the FDA and EMA, will accept our genetic selection criteria.

Furthermore, we cannot be certain that the patient populations in our trials will be large enough to allow us to successfully determine efficacy of our product candidates, commercialize our product candidates, and achieve profitability. If we are unable to enroll sufficient numbers of patients whose tumors harbor the applicable genetic alterations, or if our product fails to work as we expect, or if we are unable to demonstrate the predictive clinical utility of our genetic selection criteria, our ability to assess and demonstrate the therapeutic effect of our product candidate(s) could be compromised, resulting in longer development times, larger trials, and a greater likelihood of not obtaining regulatory approval for our product candidates. In addition, regulatory authorities may require that we study our product candidates in clinical trials specific for a given tumor (i.e., tissue) type and this may result in increased time and cost. Even if our product candidates demonstrate efficacy in a particular tumor type, we cannot guarantee that any product candidate will behave similarly in all tumor types, and we may be required to obtain separate regulatory approvals for each tumor type we intend a product candidate to treat. We do not know if our approach will be successful, and if our approach is unsuccessful, our business will suffer.

Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for our product candidates could harm our drug development strategy and operational results.

In our clinical trials of SRA737 and SRA141, we intend to screen and identify patients with specific genetic alterations who may derive meaningful benefit from our development product candidates. To achieve this, our product development programs and marketing approvals will be dependent on the development and commercialization of a companion diagnostic by us or by third party collaborators.

Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices by the FDA and comparable regulatory authorities, and, to date, the FDA has required premarket approval of all companion diagnostics for cancer therapies. Generally, when a companion diagnostic is essential to the safe and effective use of a therapeutic product, the FDA requires that the companion diagnostic be approved before or concurrent with approval of the therapeutic product and before a product can be commercialized. The approval of a companion diagnostic as part of the product labeling limits the use of the product candidate to only those patients who express the specific genetic alteration it was developed to detect.

If FDA requires approval of a companion diagnostic for any of our product candidates, whether before or after the product candidate obtains marketing approval, we, and/or third-party collaborators, may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval or continued marketing of our related product candidates.

We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process for the companion diagnostic or transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

If we fail to obtain additional capital, we may be unable to acquire additional product candidates and complete the development and commercialization of our product candidates.

We expect to spend substantial capital to acquire additional product candidates and advance SRA737 and SRA141 in preclinical and clinical development, seek regulatory approvals for our product candidates, establish a commercial sales force to market and manufacture products, if any, that are approved for commercial sale. We also incur significant additional compliance and administrative costs as a result of operating as a public company.

Our future capital requirements will depend on many factors, including:

•	the progress and results of our planned preclinical studies and clinical trials;

•	the scope, progress, results and costs of product candidate discovery, preclinical development, laboratory testing and clinical trials for our future product candidates;

•	the costs, timing and outcome of regulatory review of SRA737, SRA141 and any future product candidates;

•	the costs of future commercialization activities, including drug sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator;

•	the extent to which we acquire or in-license other drugs and technologies;

•	our ability to establish and maintain collaborations on favorable terms, if at all;

•	the success of any collaborations that we may enter into with third parties;

•	the timing and amount of milestone and royalty payments;

•	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our drug candidates receive marketing approval; and

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

•	the number of clinical trials for other product candidates in the same therapeutic area that are currently in clinical development, and our ability to compete with such trials for patients and clinical trial sites;

•	the patient eligibility criteria defined in the protocol;

•	the size of the patient population whose tumors harbor the applicable genetic mutations;

•	the risk that disease progression will result in death or clinical deterioration before the patient can enroll in clinical trials or before sufficient data has been collected such that the patient contributes no meaningful information for the clinical trial in which the patient is enrolled;

•	the proximity and availability of clinical trial sites for prospective patients;

•	the design of the trial;

•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•	our ability to obtain and maintain patient consents; and

•	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

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

The manufacture of SRA737 and SRA141 requires outsourced, custom manufacturing and we may encounter difficulties in production, particularly with respect to formulation, process development or scaling up of our manufacturing capabilities. If our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for preclinical studies, clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

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

Currently, SRA737 and SRA141 are manufactured using unoptimized processes by third-party manufacturers. Although we are working to develop commercially viable manufacturing processes, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale up or formulation, process reproducibility, stability issues, lot consistency and timely availability of reagents or raw materials.

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

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacture of preclinical study and clinical trial materials for SRA737 and SRA141 and any future potential product candidates that we may develop for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We have engaged third-party manufacturers to obtain materials and consumables necessary for the manufacture of SRA737 and SRA141.

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

While we require our third-party manufactures to comply with current good manufacturing practices (cGMPs) in the manufacture of clinical trial materials and commercial supply, should we obtain approval of any product candidates, these third-party manufacturers may cease to continue to comply with cGMPs or similar regulatory requirements outside the United States, which are FDA requirements for ensuring product quality control. Our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, although we are not involved in the day-to-day operations of our contract manufacturers, we are ultimately responsible for ensuring that our products and product candidates are manufactured in accordance with cGMPs. Therefore, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, quality control and quality assurance. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in our product candidates not being approved or sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or approved products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.

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

We have just begun clinical trials of SRA737 in humans and we have not tested SRA141 in humans. It is possible that the FDA or foreign regulatory authorities may not agree with any future assessment of the safety profile of our product candidates. Undesirable side effects caused by any of our product candidates could cause us, IRBs, our CROs, the FDA or foreign regulatory authorities to interrupt, delay or discontinue development and could result in a clinical hold on any clinical trial, or the denial of regulatory approval by the FDA or foreign regulatory authorities for any or all targeted indications. This, in turn, could prevent us from commercializing our product candidates and generating revenues from their sale. In addition, if any of our products cause serious or unexpected side effects or are associated with other safety risks after receiving marketing approval, a number of potential significant negative consequences could result, including:

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

We do not have our own laboratory facilities. We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We do not have our own laboratory facilities. We depend upon independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners to conduct our preclinical studies and clinical trials. We expect to have to negotiate budgets and contracts with CROs and trial sites, which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our preclinical studies and clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good clinical practices (cGCPs), which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the data generated in our studies and trials may be deemed unreliable and the FDA or foreign regulatory authorities may require us to perform additional studies or trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our studies or trials comply with the cGCP regulations. In addition, our studies and trials must be conducted with drug product produced under cGMPs. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat studies or trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We may be required to suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive, or the trials are not well-designed.

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

Although we have never been asked by a regulatory agency, IRB or data safety monitoring board to temporarily or permanently discontinue a clinical trial, if we elect or are forced to suspend or terminate a clinical trial of any other of our product candidates, the commercial prospects for that product will be harmed and our ability to generate product revenue from that product may be delayed or eliminated. For example, in June 2016 we decided to suspend the development of our former lead product candidate PNT2258 after an interim analysis of data from a Phase 2 clinical trial on PNT2258 indicated only modest efficacy. Furthermore, any of these events could prevent us or our partners from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing our product candidates and impair our ability to generate revenue from the commercialization of these products either by us or by our collaboration partners.

We do not have our own laboratory facilities or the ability to discover our own product candidates. We rely on licensing, acquisition and other forms of strategic relationship to grow our pipeline. Our efforts to acquire additional product candidates and grow our pipeline may be unsuccessful.

We do not have our own laboratory facilities or the ability to discover our own product candidates. We rely on licensing, acquisition and other forms of strategic relationship to grow our pipeline. We may acquire one or more additional product candidates to grow our pipeline. The identification, evaluation and potential acquisition of additional product candidates is expensive and time-consuming, and our efforts may not lead to the acquisition of any additional product candidates that can be successfully developed and commercialized. If our efforts do not lead to the acquisition of suitable product candidates, we may be unable to grow our pipeline.

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

To our knowledge, there are no approved drugs that specifically target Chk1 on the market but there are a number of competitors in clinical development, at a similar state of development or more advanced than us. Genentech, Inc. is conducting a Phase 1/2 clinical trial of an oral Chk1 inhibitor in patients with refractory solid tumors or lymphoma. Esperas Pharma is conducting a Phase 1/2 clinical trial of an oral Chk1 inhibitor as monotherapy and in combination with gemcitabine in patients with advanced or metastatic cancer. Eli Lilly and Company is developing an intravenous Chk1/Chk2 inhibitor in several clinical settings, the most advanced of which are in Phase 2 clinical trials. There are also preclinical programs focused on developing Chk1 inhibitors. If SRA737 is approved, it will compete with existing therapies for the indication or indications for which it is approved.

Additionally, to our knowledge, there are no approved drugs that specifically target Cdc7. Takeda Pharmaceutical Company is currently conducting a Phase 1 clinical trial of a Cdc7 inhibitor in Japan and Eli Lily and Company has a preclinical program focused on developing a Cdc7 inhibitor. Other companies may be conducting preclinical studies of Cdc7 inhibitors as well. If SRA141 is approved, it will compete with existing therapies for the indication or indications for which it is approved.

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

Our ability to compete in the highly competitive oncology industry depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are dependent on our management, scientific and medical personnel, including Nick Glover, Ph.D., our President and Chief Executive Officer and Barbara Klencke, M.D., our Chief Development Officer. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements, could result in delays in product development and harm our business.

Our operations are primarily conducted in Vancouver, British Columbia, Canada and near San Francisco, California. Many other oncology companies and many academic and research institutions have located their headquarters in these regions. Competition for skilled personnel in these markets is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

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

We currently have no sales, marketing or distribution capabilities and have no experience in marketing products. If any of our product candidates is approved for sale, we intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other companies to recruit, hire, train and retain qualified marketing and sales personnel.

If we are unable or decide not to establish internal sales, marketing and distribution capabilities, we will pursue collaborative arrangements regarding the sales and marketing of our products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements on commercially reasonable terms, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

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

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be significantly limited, or entirely restricted.

As of December 31, 2016, we had U.S. federal operating loss carryforwards of $97.6 million and state operating loss carryforwards of $53.7 million, expiring in years ranging from 2021 to 2036. We also had net tax credit carryforwards of $2.6 million which begin to expire in 2031. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5% stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws.

As a result of stock offerings that occurred prior to 2016, subsequent changes in the stock ownership, and the stock offering in February 2017, an ownership change under Section 382 is deemed to have occurred. As such, a significant portion, or all, of the accumulated U.S. federal and state operating loss carryforwards and the net tax credit carryforwards mentioned above will not be available for future use. We do not expect there to be any impact on the financial statements since our net U.S. deferred tax assets are offset by a full valuation allowance.

We have experienced ownership changes in the past and may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income and taxes may be subject to limitations.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expense related to our product candidates or future development programs;

•	results of preclinical studies and clinical trials, or the addition or termination of preclinical studies, clinical trials or funding support;

•	the timing of the release of results from any preclinical studies and clinical trials;

•	the timing and amount of milestone and royalty payments to our licensor;

•	our execution of any new collaboration, licensing or similar arrangement, and the timing of payments we may make or receive under such existing or future arrangements or the termination or modification of any such existing or future arrangements;

•	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;

•	any securities or other litigation in which we may become involved;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	if any of our product candidates receives regulatory approval, market acceptance and demand for such product candidates;

•	regulatory developments affecting our product candidates or those of our competitors; and

•	changes in general market and economic conditions.

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

We are currently and may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. For example, on November 9, 2016, a purported securities class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain of our executive officers. The lawsuit was brought by purported stockholders of our company seeking to represent a class consisting of stockholders who purchased stock between July 15, 2015 and June 6, 2016. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified damages and other relief. Also, on November 18, 2016, a purported securities class action lawsuit was filed in the Superior Court of the State of California for the County of San Mateo against us, certain of our executive officers and directors, and the underwriters for our initial public offering (IPO) of our common stock. On February 9, 2017, a substantially identical putative class action suit was filed in the Superior Court of the State of California for the County of San Mateo asserting the same claims on behalf of the same putative class. The lawsuits were brought by purported stockholders of the company seeking to represent a class consisting of stockholders who purchased stock pursuant to and/or traceable to our Registration Statement on Form S-1. The lawsuits assert claims under Sections 11 and 15 of the Securities Exchange Act of 1934 and seek unspecified damages and other relief. We are generally obliged, to the extent permitted by law, to indemnify our executive officers who are named as defendants in these types of lawsuits. Regardless of the outcome, this or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

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

We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare and legislative and regulatory proposals to broaden the availability of healthcare will continue to affect the business and financial condition of oncology companies. A number of legislative and regulatory changes in the healthcare system in the United States and other major healthcare markets have been proposed in recent years, and such efforts have expanded substantially in recent years. These developments have included prescription drug benefit legislation that was enacted and took effect in January 2006, healthcare reform legislation enacted by certain states, and major healthcare reform legislation that was passed by Congress and enacted into law in the United States in 2010. The U.S. Congress and the new Trump administration have similarly expressed concerns over the pricing of pharmaceutical products and there can be no assurance as to how this scrutiny will impact future pricing of pharmaceutical products generally. Future developments could, directly or indirectly, affect our ability to sell our products, if approved, at a favorable price.

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

There have been judicial and Congressional challenges, and amendments to certain aspects of the PPACA. More recently, President Trump has suggested that he plans to seek repeal of all or portions of the PPACA and he has indicated that he wants Congress to replace the PPACA with new legislation. We expect there will be additional challenges and amendments to the PPACA in the future, including potential repeal of PPACA in full or in part. The full effect of the U.S. healthcare reform legislation on our business activities is unknown. The financial impact of the U.S. healthcare reform legislation will depend on a number of factors, including but not limited to, the policies reflected in implementing regulations and guidance and changes in sales volumes for products affected by the new system of rebates, discounts and fees. The legislation may also have a positive impact on our future net sales, if any, by increasing the aggregate number of persons with healthcare coverage in the United States. Further, new litigation is currently pending before the U.S. Supreme Court to invalidate certain provisions of the PPACA.

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

Pursuant to a license agreement with CPF, we hold an exclusive license from CPF to use certain patented technology, including certain patent rights, know-how and materials related to SRA737. Either party may terminate the agreement if the other party materially breaches the agreement, subject to certain cure provisions, and CPF may terminate the agreement in certain limited circumstances. We may also terminate the agreement at any time upon 90 days’ prior written notice to CPF. Additionally, pursuant to a license agreement with Carna Biosciences, Inc. (Carna), we hold an exclusive license from Carna to use certain patented technology, including certain patent rights and know-how related to SRA141. Carna may terminate the agreement in the event of our material breach, subject to certain cure provisions, and we may terminate the agreement at any time upon 30 days’ prior written notice to Carna.

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

Further, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed (or 20 years after the filing date of the first non-provisional US patent application to which it claims priority). Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our product candidates, we may be open to competition from generic versions of our product candidates. Further, the extensive period of time between patent filing and regulatory approval for a product candidate limits the time during which we can market a product candidate under patent protection, which may particularly affect the profitability of our early-stage product candidates.

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

Our current license agreements impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, and other obligations on us. For example, we are required to use commercially reasonable efforts to develop and commercialize licensed products, and are required to pay CPF and Carna milestone payments in an aggregate amount of up to $319.5 and $270 million, respectively, based upon the achievement of certain developmental, regulatory and commercial milestones of SRA737 and SRA141. We are also required to pay CPF tiered high single-digit to low double-digit royalties on the net sales of SRA737 and to pay Carna tiered single-digit royalties on the net sales of SRA141. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. We may also be required to negotiate to return our licensed intellectual property related to SRA737 to CPF if we cease or scale back development and commercialization of SRA737 for oncology-related indications. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, we may be required to pay significant milestone and royalty payments, depending on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

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

The market price of our common stock may be subject to wide fluctuations. For example, we experienced a significant decrease in our stock price after we announced the suspension of the development of our former lead product candidate PNT2258 and the DNAi platform in June 2016. Factors affecting the market price of our common stock include:

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

We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404.

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

Our corporate headquarters is located in Vancouver, British Columbia, Canada, where we occupy approximately 8,300 square feet of office space under a lease that expires in February 2018. We believe that this facility is sufficient to meet our current needs.

Item 3.	Legal Proceedings.

On November 9, 2016, a purported securities class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain of our executive officers. The lawsuit was brought by purported stockholders of our company seeking to represent a class consisting of stockholders who purchased stock between July 15, 2015 and June 6, 2016. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified damages and other relief. We believe that the claims are without merit and intend to defend the lawsuit vigorously. It is possible that additional similar lawsuits could be filed. Due to the early stage of the litigation, we are unable to predict the outcome of this matter and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

On November 18, 2016, a purported securities class action lawsuit was filed in the Superior Court of the State of California for the County of San Mateo against us, certain of our executive officers and directors, and the underwriters for our initial public offering of our common stock. On February 9, 2017, a substantially identical putative class action suit was filed in the Superior Court of the State of California for the County of San Mateo asserting the same claims on behalf of the same putative class. The lawsuits were brought by purported stockholders of our company seeking to represent a class consisting of stockholders who purchased stock pursuant to and/or traceable to our Registration Statement on Form S-1. The lawsuits assert claims under Sections 11 and 15 of the Securities Exchange Act of 1934 and seek unspecified damages and other relief. We believe that the claims are without merit and intend to defend the lawsuits vigorously. It is possible that additional similar lawsuits could be filed. Due to the early stage of the litigation, we are unable to predict the outcome of these cases and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

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

Price Range of Common Stock

Our common stock has been listed on the NASDAQ Global market since July 16, 2015. Our stock trades under the symbol “SRRA”. Prior to July 16, 2015, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported on the NASDAQ Global Market:

	High	Low
Fiscal Year 2015
Third Quarter	$33.75	$19.04
Fourth Quarter	$20.85	$13.18
Fiscal Year ending December 31, 2016
First Quarter	$14.71	$5.70
Second Quarter	$7.22	$1.85
Third Quarter	$2.25	$1.77
Fourth Quarter	$1.93	$1.32

On February 28, 2017, the last reported sale price of our common stock on the NASDAQ Global Market was $1.51 per share. As of February 28, 2017, there were 94 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Stock Price Performance Graph

The graph below shows a comparison from July 16, 2015, the date on which our common stock first began trading on the NASDAQ Global Market, of the cumulative total return on an assumed investment of $100.00 in cash in our common stock as compared to the same investment in the NASDAQ Composite Index and the NASDAQ Biotechnology Index, all through to December 31, 2016. Such returns are based on historical results and are not intended to suggest future performance.

*	$100 invested on July 16, 2015 in stock or index. Fiscal year ending December 31.

Cumulative Total Return Comparison

	7/16/15	12/31/15	12/30/16
Sierra Oncology, Inc.	$100.00	$48.83	$4.84
NASDAQ Composite	$100.00	$96.98	$104.26
NASDAQ Biotechnology	$100.00	$86.42	$69.67

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

In June 2016, we halted investment in PNT2258, our former lead product candidate, based on our review of the interim results from a Phase 2 trial of PNT2258. Accordingly, we now intend to use the remaining net proceeds from our IPO to advance the development of product candidates SRA737 and SRA141, acquire or in-license additional product candidates and technologies, and for other general corporate purposes.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders. See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.	Selected Consolidated Financial Data.

We have derived the following selected consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements included elsewhere in this report.

Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the selected consolidated financial data below in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014
	(in thousands except share and per share data)
Consolidated Statements of Operations Data:
Operating expenses(1):
Research and development	$33,895	$26,356	$19,078
General and administrative	14,180	9,472	3,500

Total operating expenses	48,075	35,828	22,578

Loss from operations	(48,075)	(35,828)	(22,578)
Other income (expense), net:
Change in fair value of preferred stock warrants	—	(17,443)	(1,380)
Other income	351	66	87

Total other income (expense), net	351	(17,377)	(1,293)

Loss before provision for income taxes	(47,724)	(53,205)	(23,871)
Provision for income taxes	143	55	2

Net loss	(47,867)	(53,260)	(23,873)
Adjustment to redemption value on redeemable convertible preferred stock	—	(374,015)	(49,849)
Series B and B-1 redeemable convertible preferred stock dividend	—	(5,543)	—
Series C and D redeemable convertible preferred stock dividend	—	(20,366)	—

Net loss attributable to common stockholders	$(47,867)	$(453,184)	$(73,722)

Net loss per share attributable to common stockholders, basic and diluted(2)	$(1.58)	$(31.47)	$(69.08)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted(2)	30,240,258	14,399,506	1,067,259

(1)	Includes the following stock-based compensation:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Stock-based compensation:
Research and development	$3,635	$1,846	$65
General and administrative	1,875	1,340	237

Total stock-based compensation	$5,510	$3,186	$302

(2)	Basic and diluted net loss per share attributable to common stockholders is computed based on the weighted-average number of shares of common stock outstanding during each period. On June 29, 2015, our board of directors approved a 7.45-to-1 reverse stock split of our common stock, convertible preferred stock and redeemable convertible preferred stock, which became effective on July 2, 2015. All share and per share data in this table has been adjusted to reflect the reverse stock split. For additional information, see Notes 1 and 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	December 31,
	2016	2015	2014
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$109,007	$150,180	$29,154
Short-term investments	—	—	10,010
Working capital	102,625	144,456	37,630
Total assets	110,973	152,768	40,565
Preferred stock warrant liabilities	—	—	1,810
Total liabilities	7,725	7,397	4,005
Convertible preferred stock	—	—	2,543
Redeemable convertible preferred stock	—	—	141,832
Accumulated deficit	(582,054)	(534,187)	(107,807)
Total stockholders’ equity (deficit)	103,248	145,371	(107,815)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We are a clinical stage drug development company advancing targeted therapeutics for the treatment of patients with cancer. We are an ambitious oncology-focused company, oriented towards achieving the successful registration and commercialization of our product candidates. We have a world-class management team with a proven track record of success in oncology drug development and we are advancing an emerging pipeline of next generation therapies that target the DNA Damage Response (DDR) network.

Our lead product candidate, SRA737, is a highly selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1). Chk1 is a key cell cycle checkpoint and central regulator of the DDR network, a system of cellular pathways that monitor, detect and repair DNA damage. In cancer cells, replication stress induced by oncogenic drivers (e.g., MYC and RAS) combined with loss of function in tumor suppressors (e.g., TP53 and ATM) results in persistent DNA damage and genomic instability. Targeted inhibition of the remaining components of the DDR network, such as by SRA737, may be synthetically lethal to cancer cells and have utility as a monotherapy in a range of tumor indications.

Chk1 is also believed to facilitate tumor cell resistance to chemotherapy or radiation-induced DNA damage and, as such, the combination of SRA737 with these standards-of-care may provide synergistic anti-tumor activity, consistent with findings in preclinical oncology models. Importantly, the oral bioavailability of SRA737 may afford greater dosing flexibility for both monotherapy and combination therapy settings than is possible with intravenously administered agents.

We are pursuing an innovative development plan for SRA737, which is currently being evaluated in two Phase 1 clinical trials in patients with advanced cancer. The first trial is intended to evaluate SRA737’s potential to induce synthetic lethality as monotherapy, while the second trial is intended to explore SRA737’s potentiating effects in combination with DNA-damaging chemotherapy. We successfully transferred sponsorship of these two trials in January 2017 and subsequently submitted protocol amendments intended to enhance both of these studies. In particular, we plan to focus enrollment on pre-selected patients predicted to most likely derive benefit from SRA737 treatment based on the genetics of their tumors. A preliminary update of the SRA737 clinical trials is anticipated to be available approximately by the end of 2017.

Concurrently, we are conducting preclinical research evaluating SRA737 in combination with other DDR-targeted agents, including poly ADP ribose polymerase (PARP) inhibitors, as well as with immuno-oncology therapeutics, that may guide a potential next wave of clinical development for our asset, possibly further broadening its therapeutic utility.

We are also advancing SRA141, a potent, selective and orally bioavailable small molecule inhibitor of cell division cycle 7 kinase (Cdc7) undergoing preclinical development. Cdc7 is a key regulator of both DNA replication and the DDR network, making it a compelling emerging target for the potential treatment of a broad range of tumor types.

Sierra Oncology retains the global commercialization rights to both SRA737 and SRA141.

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

Since inception, we have devoted substantially all of our resources to research and development activities, including the clinical development of our former lead product candidate PNT2258 and our current product candidates SRA141 and SRA737, and providing general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. Our net losses were $47.9 million, $53.3 and $23.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $582.1 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest to further develop our product candidates, SRA737, a small molecule inhibitor targeting Chk1 and SRA141, a small molecule inhibitor targeting Cdc7;

•	acquire or in-license additional product candidates and technologies;

•	develop additional product candidates;

•	hire additional clinical, scientific and management personnel;

•	invest in scaling our manufacturing capacity to support development and our global commercialization strategy;

•	seek regulatory and marketing approvals for any product candidates that we may develop;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;

•	defend against lawsuits alleging that we violated securities laws;

•	maintain, expand and protect our intellectual property portfolio; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and to operate as a public company.

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

On February 14, 2017, we completed an underwritten public offering of 19,500,000 shares of common stock. As part of the underwritten public offering, on February 21, 2017 we issued an additional 2,347,636 shares of common stock representing the underwriters’ majority exercise of their over-allotment option. All shares were offered by us at a price to the public of $1.35 per share. The aggregate net proceeds received by us from the offering were $27.3 million, net of underwriting discounts and commissions and estimated offering expenses.

We have funded our operations to date primarily from the issuance and sale of our common stock through public offerings, and our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through debt financings and exercises of our preferred stock warrants. As of December 31, 2016, we had cash and cash equivalents of $109.0 million. After giving effect to our February 2017 public offering, our cash and cash equivalents as of December 31, 2016 would have been $136.3 million. Subsequent to the end of the year, in January 2017, we paid the $2.0 million milestone payment due to CRT Pioneer Fund LP (CPF) upon the successful transfer of the two ongoing Phase I clinical trials for SRA737 in patients with advance cancer to us.

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

The largest recurring component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our former lead product candidate PNT2258 and our current product candidates SRA737 and SRA141. We expect our research and development expenses will increase over the next few years as we advance our development programs, pursue regulatory approval of our product candidates in the United States and other jurisdictions, expand our portfolio of product candidates and prepare for potential commercialization, which will require a significant investment in areas related to contract manufacturing and inventory buildup.

The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for SRA737, SRA141 or any future product candidates. The probability of success of our product candidates may be affected by numerous factors, including clinical data, regulatory developments, competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization of SRA737, SRA141 or any future product candidates.

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

The following table summarizes restructuring activities for the year ended December 31, 2016:

	Contract Termination	Employee Termination	Asset Impairment	Total
	(in thousands)
Accrual balance at December 31, 2015	$—	$—	$—	$—
Restructuring costs charged to research and development expense	2,249	—	—	2,249
Restructuring costs charged to general and administrative expense	5	332	130	467
Non-cash charges	(681)	—	(130)	(811)
Cash payments	(909)	(233)	—	(1,142)

Accrual balance at December 31, 2016	$664	$99	$—	$763

Other Income (Expense), net

Change in Fair Value of Preferred Stock Warrants

Our preferred stock warrants were classified as a liability on our consolidated balance sheets and, as such, were re-measured to fair value at each balance sheet date, with the corresponding gain or loss from the adjustment recorded in the consolidated statement of operations. Upon the completion of the IPO, the liability on the outstanding preferred stock warrants was reclassified to additional paid-in capital in stockholders’ equity.

Other Income

Other income primarily consists of interest and dividends earned on our cash and cash equivalents and short-term investments, as well as foreign currency exchange gains and losses. Foreign currency exchange gains and losses relate to transactions and monetary asset and liability balances denominated in currencies other than the U.S. dollar. Foreign currency gains and losses may continue to fluctuate in the future due to changes in foreign currency exchange rates.

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

We did not record a provision for U.S. federal income taxes for the year ended December 31, 2016. Our tax expense relates to income taxes in Canada and Australia. Our net U.S. deferred tax assets continue to be offset by a full valuation allowance.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Year Ended December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$33,895	$26,356	$7,539	29%
General and administrative	14,180	9,472	4,708	50%

Total operating expenses	48,075	35,828	12,247	34%

Loss from operations	(48,075)	(35,828)	(12,247)	34%
Other income (expense), net:
Change in fair value of preferred stock warrants	—	(17,443)	17,443	(100%)
Other income	351	66	285	432%

Total other income (expense), net	351	(17,377)	17,728	(102%)

Loss before provision for income taxes	(47,724)	(53,205)	5,481	(10%)
Provision for income taxes	143	55	88	160%

Net loss	$(47,867)	$(53,260)	$5,393	(10%)

Research and Development

Research and development expenses increased $7.5 million, from $26.4 million in 2015 to $33.9 million in 2016. The increase was primarily due to a $7.0 million upfront fee paid to CPF for the exclusive license of SRA737, a $2.0 million fee due upon the successful transfer of the two ongoing clinical trials in accordance with the license agreement, and a $0.9 million upfront fee paid to Carna Biosciences, Inc. (Carna) for the exclusive license of SRA141. The remaining increase was attributable to a $4.5 million increase in personnel-related costs due mainly to increased headcount, of which $1.8 million was attributable to an increase in stock-based compensation, a $2.2 million restructuring charge related to the halt in investment in PNT2258 and the DNAi platform, and a $0.7 million increase in other research costs and allocated overhead expenses primarily related to increased headcount. These increased costs were partially offset by a $6.7 million decrease in third-party manufacturing costs and a $3.1 million decrease in clinical costs primarily due to halting our investment in PNT2258.

General and Administrative

General and administrative expenses increased $4.7 million, from $9.5 million in 2015 to $14.2 million in 2016. The increase was primarily due to a $2.3 million increase in personnel-related costs associated mainly with increased headcount, of which $0.5 million was attributable to an increase in stock-based compensation. The remaining increase was attributable to a $1.1 million increase related to business development activities, a $0.8 million increase in allocated overhead expenses primarily related to increased headcount in support of corporate growth, and a $0.5 million restructuring charge related to employee termination and asset impairment.

Change in Fair Value of Preferred Stock Warrants

The change in the fair value of our preferred stock warrants decreased $17.4 million, from $17.4 million in 2015 to nil in 2016. The preferred stock warrants were exercised immediately prior to the closing of the IPO, which closed on July 21, 2015.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$26,356	$19,078	$7,278	38%
General and administrative	9,472	3,500	5,972	171%

Total operating expenses	35,828	22,578	13,250	59%

Loss from operations	(35,828)	(22,578)	(13,250)	(59%)
Other income (expense), net:
Change in fair value of preferred stock warrants	(17,443)	(1,380)	(16,063)	(1164%)
Other income	66	87	(21)	(24%)

Total other income (expense), net	(17,377)	(1,293)	(16,084)	(1244%)

Loss before provision for income taxes	(53,205)	(23,871)	(29,334)	(123%)
Provision for income taxes	55	2	53	2650%

Net loss	$(53,260)	$(23,873)	$(29,387)	(123%)

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

Liquidity and Capital Resources

Capital Resources

Since our inception, we have never generated revenue and have incurred significant net losses. We have funded our operations to date primarily from the issuance and sale of our common stock through public offerings, and our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through debt financings and exercises of our preferred stock warrants. Our net losses were $47.9 million, $53.3 million and $23.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $582.1 million. Our principal sources of liquidity as of December 31, 2016 were cash and cash equivalents of $109.0 million.

On February 14, 2017, we completed an underwritten public offering of 19,500,000 shares of common stock. As part of the underwritten public offering, on February 21, 2017 we issued an additional 2,347,636 shares of common stock representing the underwriters’ majority exercise of their over-allotment option. All shares were offered by us at a price to the public of $1.35 per share. The aggregate net proceeds received by us from the offering were $27.3 million, net of underwriting discounts and commissions and estimated offering expenses.

In July 2015, we closed our IPO and sold an aggregate of 9,315,000 shares of our common stock (inclusive of 1,215,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares) at a price of $17.00 per share. We received aggregate cash proceeds of approximately $143.6 million from the IPO, net of underwriting discounts and commissions and offering expenses. As of December 31, 2016, we did not have any outstanding borrowings or any debt arrangements.

We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest to further develop our product candidates, SRA737, a small molecule inhibitor of Chk1 and SRA141, a small molecule inhibitor targeting Cdc7;

•	acquire or in-license additional product candidates and technologies;

•	develop additional product candidates;

•	hire additional clinical, scientific and management personnel;

•	invest in scaling our manufacturing capacity to support development and our global commercialization strategy;

•	seek regulatory and marketing approvals for any product candidates that we may develop;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;

•	defend against lawsuits alleging that we violated securities laws;

•	maintain, expand and protect our intellectual property portfolio; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and to operate as a public company.

To fund our current operating plans, we will need to raise additional capital. Our existing cash and cash equivalents will not be sufficient for us to complete development of our product candidates and, if applicable, to prepare for commercializing any product candidate that may receive approval. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities; however, we believe that our existing cash and cash equivalents and proceeds from our February 2017 public offering will be sufficient to fund our current operating plans through approximately mid-2019. We cannot assure that we will ever be profitable or generate positive cash flow from operating activities. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash used in operating activities	$(41,163)	$(28,265)	$(21,786)
Cash (used in) provided by investing activities	(146)	9,446	(10,282)
Cash provided by financing activities	196	139,876	58,793
Effect of foreign exchange rate changes on cash and cash equivalents	(60)	(31)	—

Net (decrease) increase in cash and cash equivalents	$(41,173)	$121,026	$26,725

Cash Flows from Operating Activities

In 2016, cash used in operating activities of $41.2 million was attributable to a net loss of $47.9 million, partially offset by $6.5 million in non-cash charges and a net change of $0.2 million in our net operating assets and liabilities. The non-cash charges consisted primarily of $5.5 million in stock-based compensation and a $0.8 million in non-cash restructuring charges.

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

Cash Flows from Investing Activities

In 2016, cash used in investing activities of $0.1 million was primarily attributable to the purchase of property and equipment, partially offset by proceeds received from the sale of property and equipment.

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

Cash Flows from Financing Activities

In 2016, cash provided by financing activities was $0.2 million, consisting of proceeds received from the exercise of options to purchase common stock.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2016, which represent material expected or contractually committed future obligations.

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Purchase commitments(1)	$3,509	$2,153	$1,356	$—	$—
License obligations(2)	2,000	2,000	—	—	—
Operating lease obligations(3)	609	351	258	—	—

Total contractual obligations	$6,118	$4,504	$1,614	$—	$—

(1)	Reflects payments we are required to make pursuant to clinical trial and manufacturing agreements.
(2)	Reflects a milestone payment we are required to make pursuant to an exclusive license agreement for SRA737. Amount was paid subsequent to year-end.
(3)	Reflects payments we are required to make under operating lease agreements. Costs such as taxes and other operating costs are not included in the amounts disclosed.

Under the terms of the license agreements with CPF and Carna, we will be required to pay future milestones if certain developmental, regulatory and commercial milestones are achieved. Future milestone payments for which we cannot reliably estimate the timing have been excluded from the table above.

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

Estimated research and development expenses that we accrue include clinical trial costs under arrangements with third parties, such as contract research organizations (CROs), manufacturing costs under agreements with contract manufacturing organizations (CMOs), external research and development expenses incurred under arrangement with third parties and consultants, and license fees for technology that has not reached technological feasibility and does not have an alternative future use.

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

Contingent milestone payment obligations due to third parties under license agreements are accrued when the milestones are considered probable of occurring.

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

Expected Term—The expected term represents the period that stock-based awards are expected to be outstanding. As our historical share option exercise is limited due to a lack of sufficient data points, and does not provide a reasonable basis upon which to estimate an expected term, we estimate the expected term by using the midpoint between the vesting commencement date and the contractual expiration period of the stock-based award. The expected term for options issued to non-employees is the contractual term.

Expected Volatility—Since we have limited information on the volatility of common stock due to its short trading history, the expected volatility is derived from the historical stock volatilities of comparable peer public companies within its industry that are considered to be comparable to our business over a period equivalent to the expected term of the stock-based awards.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the stock-based awards’ expected term.

Expected Dividend Rate—The expected dividend is zero as we have not paid nor anticipate paying any dividends on our common stock in the foreseeable future.

Forfeiture Rate—The forfeiture rate is estimated based on an analysis of actual forfeitures experience, analysis of employee turnover behavior and other factors. Effective January 1, 2017, we made an accounting policy election to account for forfeitures when they occur. See Recent Accounting Pronouncements herein.

We will continue to use judgment in evaluating the expected volatility and expected terms utilized for our stock-based compensation calculations on a prospective basis.

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

We estimated the fair value of these liabilities using assumptions that were based on the individual characteristics of the warrants or instruments on the valuation date. We used a combination of the OPM and/or PWERM models, or the fair value of the underlying stock to determine the fair value of these liabilities. The valuation models were based on inputs as of the valuation dates, including our estimated equity value at the valuation measurement dates, the estimated volatility of our stock, the remaining contractual term of the warrants, and the risk-free interest rates. Cumulative dividends associated with the redeemable convertible preferred stock were calculated as of the accrual start date of each security to the OPM maturity date.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet financing arrangements or any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.

Inflation Risk

Inflation did not have a material effect on our business, financial condition or results of operations during the year ended December 31, 2016.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The amendments in this update require that organizations recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact of ASU 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued FASB ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update involve the simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We will adopt this standard on January 1, 2017, including making an accounting policy election to account for forfeitures when they occur, and have determined that the adoption of this new accounting guidance will not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities and foreign currency risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $109.0 million as of December 31, 2016, which consisted primarily of bank deposits and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the years ended December 31, 2016, 2015 or 2014.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sierra Oncology, Inc.:

We have audited the accompanying consolidated balance sheets of Sierra Oncology, Inc. (formerly known as ProNAi Therapeutics, Inc.) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, convertible and redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sierra Oncology, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Grand Rapids, Michigan

March 2, 2017

SIERRA ONCOLOGY, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$109,007	$150,180
Prepaid expenses and other current assets	1,343	1,673

Total current assets	110,350	151,853
Property and equipment, net	400	566
Other assets	223	349

TOTAL ASSETS	$110,973	$152,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued liabilities	$5,121	$7,016
Accounts payable	2,604	358
Other current liabilities	—	23

Total current liabilities	7,725	7,397

TOTAL LIABILITIES	7,725	7,397

Commitments and Contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of December 31, 2016 and December 31, 2015; nil shares issued and outstanding as of December 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of December 31, 2016 and 2015; 30,370,946 and 30,058,105 shares issued and outstanding as of December 31, 2016 and 2015	30	30
Additional paid-in capital	685,272	679,528
Accumulated deficit	(582,054)	(534,187)

TOTAL STOCKHOLDERS’ EQUITY	103,248	145,371

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$110,973	$152,768

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA ONCOLOGY, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Operating expenses:
Research and development	$33,895	$26,356	$19,078
General and administrative	14,180	9,472	3,500

Total operating expenses	48,075	35,828	22,578

Loss from operations	(48,075)	(35,828)	(22,578)
Other income (expense), net:
Change in fair value of preferred stock warrants	—	(17,443)	(1,380)
Other income	351	66	87

Total other income (expense), net	351	(17,377)	(1,293)

Loss before provision for income taxes	(47,724)	(53,205)	(23,871)
Provision for income taxes	143	55	2

Net loss	(47,867)	(53,260)	(23,873)
Adjustment to redemption value on redeemable convertible preferred stock	—	(374,015)	(49,849)
Series B and B-1 redeemable convertible preferred stock dividend	—	(5,543)	—
Series C and D redeemable convertible preferred stock dividend	—	(20,366)	—

Net loss attributable to common stockholders	$(47,867)	$(453,184)	$(73,722)

Net loss per share attributable to common stockholders, basic and diluted	$(1.58)	$(31.47)	$(69.08)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	30,240,258	14,399,506	1,067,259

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA ONCOLOGY, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(47,867)	$(53,260)	$(23,873)
Other comprehensive loss:
Unrealized loss on investments	—	—	(10)

Comprehensive loss	$(47,867)	$(53,260)	$(23,883)

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA ONCOLOGY, INC.

Consolidated Statements of Convertible and Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Subscription Receivable	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount
Balance—December 31, 2013	224,564	$2,543	5,288,040	$34,005	$(1,159)	836,003	$1	$—	$—	$(34,691)	$(34,690)
Issuance of common stock for exercise of stock options	—	—	—	—	—	752,698	1	304	—	—	305
Repayment of stock subscription receivable	—	—	—	—	1,159	—	—	—	—	—	—
Issuance of Series C redeemable convertible preferred stock on redemption of long-term note payable	—	—	82,927	433	—	—	—	—	—	—	—
Issuance of Series C redeemable convertible preferred stock	—	—	261,737	1,365	—	—	—	—	—	—	—
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $3.3 million	—	—	11,409,360	56,180	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	302	—	—	302
Adjustment to redemption value on redeemable convertible preferred stock	—	—	—	49,849	—	—	—	(606)	—	(49,243)	(49,849)
Other comprehensive loss	—	—	—	—		—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	—	—	—	(23,873)	(23,873)

Balance—December 31, 2014	224,564	2,543	17,042,064	141,832	—	1,588,701	2	—	(10)	(107,807)	(107,815)
Issuance of common stock for exercise of stock options	—	—	—	—	—	41,505	—	18	—	—	18
Stock-based compensation	—	—	—	—	—	—	—	3,186	—	—	3,186
Vesting of early exercised stock options	—	—	—	—	—	—	—	90	—	—	90
Issuance of redeemable convertible preferred stock upon exercise of redeemable convertible preferred stock warrants	—	—	481,671	8,976	—	—	—	—	—	—	—
Issuance of redeemable convertible preferred stock upon net exercise of redeemable convertible preferred stock warrants upon initial public offering	—	—	390,032	11,785	—	—	—	—	—	—	—
Adjustment to redemption value on redeemable convertible preferred stock	—	—	—	374,015	—	—	—	(895)	—	(373,120)	(374,015)
Conversion of convertible preferred stock to common stock upon initial public offering	(224,564)	(2,543)	—	—	—	252,817	—	2,543	—	—	2,543

	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Subscription Receivable	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	—	—	(17,913,767)	(536,608)	—	18,109,136	18	536,590	—	—	536,608
Issuance of common stock in connection with initial public offering, net of issuance costs of $14.8 million	—	—	—	—	—	9,315,000	9	143,540	—	—	143,549
Series B and B-1 redeemable convertible preferred stock dividend	—	—	—	—	—	—	—	(5,543)	—	—	(5,543)
Series C and D redeemable convertible preferred stock dividend	—	—	—	—	—	750,946	1	(1)	—	—	—
Reclassification of other-than-temporary losses on short-term investments to net loss	—	—	—	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	—	—	—	(53,260)	(53,260)

Balance—December 31, 2015	—	—	—	—	—	30,058,105	30	679,528	—	(534,187)	145,371
Issuance of common stock for exercise of stock options	—	—	—	—	—	312,841	—	211	—	—	211
Stock-based compensation	—	—	—	—	—	—	—	5,510	—	—	5,510
Vesting of early exercised stock options	—	—	—	—	—	—	—	23	—	—	23
Net loss	—	—	—	—	—	—	—	—	—	(47,867)	(47,867)

Balance—December 31, 2016	—	$—	—	$—	$—	30,370,946	$30	$685,272	$—	$(582,054)	$103,248

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA ONCOLOGY, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,867)	$(53,260)	$(23,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of preferred stock warrant liabilities	—	17,443	1,380
Stock-based compensation	5,510	3,186	302
Depreciation and amortization	197	111	12
Non-cash restructuring charges	811	—	—
Other	15	34	(2)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(362)	(1,087)	(531)
Accrued liabilities	(1,713)	5,302	740
Accounts payable	2,246	6	186

Net cash used in operating activities	(41,163)	(28,265)	(21,786)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(214)	(414)	(187)
Change in restricted cash	25	(150)	(75)
Proceeds from sale of property and equipment	43	—	—
Proceeds from sale of short-term investments	—	10,031	—
Purchase of short-term investments	—	(21)	(10,020)

Net cash (used in) provided by investing activities	(146)	9,446	(10,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	211	18	305
Payment of deferred offering costs	(15)	(3,389)	(316)
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	—	147,270	—
Payment of Series B and B-1 redeemable convertible preferred stock cumulative dividend	—	(5,543)	—
Proceeds from exercise of redeemable convertible preferred stock warrants	—	1,507	—
Proceeds from early exercise of stock options	—	13	100
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	57,545
Repayment of stock subscription receivable	—	—	1,159

Net cash provided by financing activities	196	139,876	58,793

Effect of exchange rate changes on cash and cash equivalents	(60)	(31)	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(41,173)	121,026	26,725
CASH AND CASH EQUIVALENTS—Beginning of period	150,180	29,154	2,429

CASH AND CASH EQUIVALENTS—End of period	$109,007	$150,180	$29,154

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$107	$8	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Change in redemption value of redeemable convertible preferred stock	$—	$(374,015)	$(49,849)

Fair value of common stock issued in settlement of Series C and Series D redeemable convertible preferred stock cumulative dividends	$—	$20,366	$—

Conversion of preferred stock to common stock	$—	$539,151	$—

Issuance of redeemable convertible preferred stock on exercise of warrants	$—	$19,253	$—

Conversion of long-term note payable and accrued interest into Series C redeemable convertible preferred stock	$—	$—	$433

Deferred offering/financing costs included in accounts payable and accrued liabilities	$—	$154	$233

Property and equipment purchases included in accounts payable and accrued liabilities	$85	$90	$39

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

1.	The Company and Basis of Presentation

Organization and Description of Business

Sierra Oncology, Inc. (together with its subsidiaries, collectively referred to as the “Company”), a Delaware corporation, is a clinical stage drug development company advancing next generation DNA Damage Response (DDR) therapeutics for the treatment of patients with cancer. Sierra Oncology’s lead drug candidate is SRA737, a highly selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1), a key cell checkpoint and central regulator of the DDR network. Sierra Oncology is also advancing SRA141, a potent, selective and orally bioavailable small molecule inhibitor of cell division cycle 7 kinase (Cdc7).

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

Follow On Offering

On February 14, 2017, the Company completed an underwritten public offering of 19,500,000 shares of common stock. As part of the underwritten public offering, on February 21, 2017 the Company issued an

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

additional 2,347,636 shares of common stock representing the underwriters’ majority exercise of their over-allotment option. All shares were offered by the Company at a price to the public of $1.35 per share. The aggregate net proceeds received by the Company from the offering were $27.3 million, net of underwriting discounts and commissions and estimated offering expenses.

Reverse Stock Split

On June 29, 2015, the Company’s board of directors approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse split of the Company’s common stock, convertible preferred stock and redeemable convertible preferred stock at a 7.45-to-1 ratio (Reverse Stock Split). The Reverse Stock Split became effective on July 2, 2015, upon the filing of the amendment to the Company’s Amended and Restated Certificate of Incorporation. The authorized shares and par value of the common, convertible preferred and redeemable convertible preferred stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock, convertible preferred stock, redeemable convertible preferred stock, warrants to purchase preferred stock, options to purchase common stock and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP). The accompanying consolidated financial statements include the accounts of Sierra Oncology, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of expense during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to the fair value of stock options, accruals such as research and development costs, the fair value of common stock, the fair value of preferred stock, the fair value of preferred stock warrant liabilities, and recoverability of the Company’s net deferred tax assets, and related valuation allowance. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the U.S. Dollar. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the average exchange rate in effect during the period. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are recorded at historical exchange rates. Gains and losses related to remeasurement are recorded in other income (expense) in the consolidated statements of operations. The net

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

foreign exchange transaction gains (losses) included in other income (expense) in the accompanying consolidated statements of operations were a loss of $0.1 million for the year ended December 31, 2016 and insignificant for the years ended December 31, 2015 and 2014.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of funds invested in readily available checking and savings accounts and highly liquid investments in money market funds.

Restricted Cash

Restricted cash represents collateral for a corporate credit card facility and security deposit required for a facility lease. Restricted cash consists of funds invested in a money market fund. As of December 31, 2016, restricted cash of $0.2 million was included in other assets in the accompanying consolidated balance sheets. As of December 31, 2015, the current portion of restricted cash included in prepaid expenses and other current assets and the long-term portion of restricted cash included in other assets were $25,000 and $0.2 million, respectively.

Concentrations of Credit Risk

Financial instruments that subject the Company to significant concentrations of credit risk consist of cash, cash equivalents and restricted cash. All of the Company’s cash, cash equivalents and restricted cash are held at financial institutions in the United States and Canada that management believes to be of high credit quality. Deposits held in the United States and Canada with these financial institutions exceed federally insured limits. The Company’s cash, cash equivalents and restricted cash exceeded federally insured limits by $108.7 million and $149.9 million at December 31, 2016 and 2015, respectively.

The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer and establishing a minimum allowable credit rating.

Fair Value of Financial Instruments

The Company’s cash and cash equivalents, restricted cash, other current assets, accounts payable, and accrued liabilities approximate their fair value at December 31, 2016 and 2015, due to their short duration. The Company’s preferred stock warrant liabilities contained unobservable inputs that reflected the Company’s own assumptions in which there was little, if any, market activity at the measurement date; thus, the Company’s warrant liabilities were measured at fair value on a recurring basis using unobservable inputs until they were exercised in 2015.

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

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

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

Property and Equipment, Net

Property and equipment, net are stated at cost, less accumulated depreciation. Depreciation on property and equipment, excluding leasehold improvements, is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Depreciation begins at the time the asset is placed in service. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is reflected in the consolidated statement of operations. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease term.

Other Assets

Other assets consist primarily of restricted cash pledged as collateral for a corporate credit card facility and the long-term portion of security deposits required for facility leases.

Preferred Stock Warrant Liabilities

The Company accounted for its warrants issued in connection with its various financing transactions based upon the characteristics and provisions of the instrument. Warrants classified as derivative liabilities were recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and remeasured to fair value on each subsequent reporting period, with the changes in fair value recognized as a component of other income (expense), net in the accompanying consolidated statements of operations. On the closing of the IPO on July 21, 2015 (discussed in Note 1), all outstanding warrants were exercised and the liability on the preferred stock warrants was reclassified to additional paid-in capital in stockholders’ equity and was no longer subject to remeasurement.

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

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The amendments in this update require that organizations

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of ASU 2016-02 on the Company’s consolidated financial statements.

In March 2016, the FASB issued FASB ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update involve the simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company will adopt this standard on January 1, 2017, including making an accounting policy election to account for forfeitures when they occur, and has determined that the adoption of this new accounting guidance will not have a material impact on its consolidated financial statements.

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

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of December 31,
	2016	2015	2014
Options to purchase common stock	6,543,654	3,522,813	2,138,096
Common stock subject to repurchase	—	23,554	103,252
Convertible preferred stock	—	—	252,817
Redeemable convertible preferred stock	—	—	17,236,784
Warrants for preferred stock	—	—	976,492

Total potential dilutive shares	6,543,654	3,546,367	20,707,441

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

4.	Fair Value Measurements

The Company measures and reports its cash equivalents and restricted cash at fair value. The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$107,043	$—	$—	$107,043
Restricted money market funds	200	—	—	200

Total financial assets	$107,243	$—	$—	$107,243

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$148,604	$—	$—	$148,604
Restricted money market funds	225	—	—	225

Total financial assets	$148,829	$—	$—	$148,829

Money market funds and restricted money market funds are measured at fair value on a recurring basis using quoted prices and are classified as a Level 1 input.

During the years ended December 31, 2015 and 2014, the Company’s preferred stock warrant liabilities contained unobservable inputs that reflected the Company’s own assumptions in which there was little, if any, market activity for at the measurement date. Accordingly, the Company’s warrant liabilities were measured at fair value on a recurring basis using unobservable inputs until the warrants were exercised in 2015. The warrant liabilities were classified as Level 3 inputs.

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2016. During the year ended December 31, 2015, $10.0 million of short-term investments transferred from being a Level 2 financial asset to a Level 1 financial asset when the short-term investments were sold in July 2015. The proceeds from the sale of the short-term investments were invested in money market funds, which is a Level 1 financial asset. The Company realized a $10,000 other-than-temporary impairment loss on its short-term investments through other income (expense) in the accompanying consolidated statements of operations.

The following table provides a summary of the changes in the estimated fair value of the Company’s preferred stock warrant liabilities, which were measured at fair value on a recurring basis using unobservable inputs (Level 3) until their exercise in 2015 (in thousands):

December 31, 2015
(in thousands)
Fair value, beginning balance	$1,810
Fair value of preferred stock warrants exercised	(19,253)
Change in fair value of preferred stock warrants	17,443

Fair value, ending balance	$—

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

The change in fair value of the preferred stock warrant liabilities was attributable to the increase of the fair value of the underlying stock. The change in the fair value of preferred stock warrants for each presented period is recognized as a component of other income (expense), net in the consolidated statements of operations.

5.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	December 31,
	2016	2015
	(in thousands)
Cash	$1,964	$1,576
Cash equivalents:
Money market accounts	107,043	148,604

Total cash and cash equivalents	$109,007	$150,180

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2016	2015
	(in thousands)
Prepaid research and development project costs	$515	$878
Prepaid insurance	511	480
Other receivables	70	44
Other	247	271

Total prepaid expenses and other current assets	$1,343	$1,673

Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2016	2015
	(in thousands)
Computer equipment	$255	$242
Software	242	126
Lab equipment	—	236
Leasehold improvements	110	79
Furniture and fixtures	45	5

Property and equipment, gross	652	688
Less: accumulated depreciation	(252)	(122)

Total property and equipment, net	$400	$566

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

Depreciation related to the Company’s property and equipment for the years ended December 31, 2016, 2015 and 2014 was $0.2 million, $0.1 million and $12,000, respectively.

During the year ended December 31, 2016, as a result of the decision to halt investment in PNT2258 and the DNAi platform, the Company recorded impairment charges of $0.1 million on its lab equipment (see Note 12).

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2016	2015
	(in thousands)
Accrued employee related costs	$2,084	$1,529
Accrued research and development costs	1,600	4,318
Accrued restructuring costs (Note 12)	763	—
Accrued professional fees	381	933
Other	293	236

Total accrued liabilities	$5,121	$7,016

6.	Commitments and Contingencies

License Agreements

In September 2016, the Company entered into an exclusive license agreement with CRT Pioneer Fund LP (CPF) for worldwide rights, know-how and materials to develop SRA737, a small molecule inhibitor targeting Chk1, a promising therapeutic target to treat cancer. Pursuant to the agreement, the Company made a one-time upfront payment of $7.0 million to CPF in October 2016 and paid $2.0 million to CPF in January 2017 for the successful transfer of two ongoing Phase I clinical trials. The expense related to these payments is included in research and development for the year ended December 31, 2016 in the accompanying consolidated statements of operations. Additional milestone payments of up to an aggregate of $319.5 million may become payable to CPF upon the achievement of certain developmental, regulatory and commercial milestones and will be accrued once they are considered probable of occurring. In addition, the Company is required to pay CPF, on a product-by-product and country-by-country basis, tiered high single-digit to low double-digit royalties on the net sales of any product successfully developed.

In May 2016, the Company entered into an exclusive license agreement (Carna License Agreement) with Carna Biosciences, Inc. (Carna) for worldwide rights to develop and commercialize SRA141, a small molecule kinase inhibitor targeting Cdc7. In exchange for this exclusive right, the Company paid Carna an upfront payment of $0.9 million in June 2016. The Company will be required to pay Carna milestone payments of up to an aggregate of $270.0 million upon achievement of certain developmental, regulatory and commercial milestone events. In addition, for product candidates defined under the Carna License Agreement, the Company is required to pay Carna tiered single-digit royalties on net sales. As of December 31, 2016, the Company had not accrued any milestone payments to Carna. Milestone payments will be accrued once they are considered probable of occurring.

Lease Agreements

In February 2015, the Company entered into an operating lease agreement to sublease office space in Vancouver, Canada. The operating lease agreement expires on February 27, 2018. Under the terms of the

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

agreement, the Company issued a letter of credit to the sublessor on closing, which was collateralized by a restricted deposit of $25,000 at December 31, 2016.

In January 2016, the Company entered into an operating lease agreement to lease office space near San Francisco, California. The operating lease agreement expires on April 30, 2019.

In addition to base rent, these leases require payment of taxes and other operating costs. These operating costs are not included in the table below.

As of December 31, 2016, the aggregate future non-cancelable minimum lease payments associated with these operating leases are as follows:

Years Ending December 31:	Operating Leases
(in thousands)
2017	$351
2018	208
2019	50

Total	$609

The total rent expense for the years ended December 31, 2016, 2015 and 2014 was $0.5 million, $0.3 million and $0.1 million, respectively.

Legal

On November 9, 2016, a purported securities class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its executive officers. The lawsuit was brought by purported stockholders of the Company seeking to represent a class consisting of stockholders who purchased stock between July 15, 2015 and June 6, 2016. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified damages and other relief. The Company believes that the claims are without merit and intends to defend the lawsuit vigorously. It is possible that additional similar lawsuits could be filed. Due to the early stage of the litigation, the Company is unable to predict the outcome of this matter and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

On November 18, 2016, a purported securities class action lawsuit was filed in the Superior Court of the State of California for the County of San Mateo against the Company, certain of its executive officers and directors, and the underwriters for the Company’s IPO of its common stock. On February 9, 2017, a substantially identical putative class action suit was filed in the Superior Court of the State of California for the County of San Mateo asserting the same claims on behalf of the same putative class. The lawsuits were brought by purported stockholders of the Company seeking to represent a class consisting of stockholders who purchased stock pursuant to and/or traceable to the Company’s Registration Statement on Form S-1. The lawsuits assert claims under Sections 11 and 15 of the Securities Exchange Act of 1934 and seek unspecified damages and other relief. The Company believes that the claims are without merit and intends to defend the lawsuits vigorously. It is possible that additional similar lawsuits could be filed. Due to the early stage of the litigation, the Company is unable to predict the outcome of these cases and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

From time to time, the Company may become subject to other legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

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

	December 31,
	2016	2015
Outstanding stock options	6,543,654	3,522,813
Shares reserved for future option grants	1,392,521	3,523,879
Shares reserved under the 2015 employee stock purchase plan	700,000	700,000

Total common stock reserved for issuance	8,636,175	7,746,692

8.	Preferred Stock

Preferred Stock

As of December 31, 2016 and December 31, 2015, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001. No shares of preferred stock were outstanding as of December 31, 2016 and December 31, 2015.

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

On July 21, 2015 (closing date of the IPO), all outstanding shares of Series A convertible preferred stock converted into 252,817 shares of common stock and all outstanding shares of Series B, Series B-1, Series C and Series D redeemable convertible preferred stock converted into 18,109,136 shares of common stock. On issuance, the Company’s convertible and redeemable convertible preferred stock was recorded at fair value of the amount of allocated proceeds, net of issuance costs.

The Company’s Series B, B-1, C and D redeemable convertible preferred stock was classified outside of stockholders’ equity from issuance through the closing of the IPO, because the stock contained redemption features that commenced at any time on or after December 31, 2018 at the election of the Series B, B-1, C and D redeemable convertible preferred stockholders. The Company adjusted the carrying amount of the redeemable convertible preferred stock to equal the redemption value at the end of each reporting period.

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

Due to the absence of retained earnings, adjustments to redemption value were recorded against additional paid-in capital, if any, and then to accumulated deficit. The changes in the redemption value of the redeemable convertible preferred stock for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
Redeemable Convertible Preferred Stock
Series B	$46,976	$6,447
Series B-1	36,961	2,836
Series C	52,832	2,449
Series D	237,246	38,117

Total adjustment to redemption value on redeemable convertible preferred stock	$374,015	$49,849

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

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

9.	Preferred Stock Warrants

The Company classified its preferred stock warrants as liabilities. During the year ended December 31, 2015, $19.3 million of the fair value of the warrant liability was reclassified to redeemable convertible preferred stock and then into additional paid-in capital in stockholders’ equity on conversion of redeemable convertible preferred stock into common stock on the closing of the IPO. The warrants were no longer outstanding at December 31, 2015.

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

During the year ended December 31, 2015, the Company remeasured the preferred stock warrants using the OPM and/or PWERM models, or based on the fair value of the underlying stock. On the closing of the IPO in July 2015, the outstanding preferred stock warrants were exercised and the liability on the preferred stock warrants was reclassified to additional paid-in capital in stockholders’ equity, and was no longer subject to remeasurement.

The change in fair value of the preferred stock warrant liabilities was attributable to the increase of the fair value of the underlying stock. The change in the fair value of preferred stock warrants for the year ended December 31, 2015 was recognized as a component of other income (expense), net in the condensed consolidated statements of operations.

10.	Stock-Based Compensation

In the accompanying consolidated statement of operations, the Company recognized stock-based compensation expense for its employees and non-employees as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Research and development	$3,635	$1,846	$65
General and administrative	1,875	1,340	237

Total stock-based compensation	$5,510	$3,186	$302

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

Determination of Fair Value

The estimated grant-date fair value of all the Company’s stock-based awards was calculated using the Black-Scholes option pricing model, based on the following assumptions:

Year Ended December 31,
	2016	2015	2014
Expected term (in years)	5.1 – 9.9	5.2 – 10.0	5.0 – 6.0
Expected volatility	77 – 87%	75 – 84%	81 – 83%
Risk-free interest rate	1.1 – 2.4%	1.5 – 2.4%	1.5 – 1.8%
Expected dividend rate	—%	—%	—%

The fair value of each stock option grant was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment and estimation by management.

Expected Term—The expected term represents the period that stock-based awards are expected to be outstanding. As the Company’s historical share option exercise is limited due to a lack of sufficient data points, and does not provide a reasonable basis upon which to estimate an expected term, the expected term is derived by using the midpoint between the vesting commencement date and the contractual expiration period of the stock-based award. The expected term for options issued to non-employees is the contractual term.

Expected Volatility—Since the Company has limited information on the volatility of common stock due to its short trading history, the expected volatility is derived from the historical stock volatilities of comparable peer public companies within its industry that are considered to be comparable to the Company’s business over a period equivalent to the expected term of the stock-based awards.

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

Forfeiture Rate—The forfeiture rate is estimated based on an analysis of actual forfeitures experience, analysis of employee turnover behavior and other factors.

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

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

Equity Incentive Plans

2015 Plan

The 2015 Equity Incentive Plan (2015 Plan) became effective on July 14, 2015. As of December 31, 2016, 5,163,208 shares were reserved for issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will increase automatically on January 1 of each calendar year 2016 through 2025 by the number of shares equal to 4% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. The Company’s Board of Directors or Compensation Committee may reduce the amount of the increase in any particular year. The exercise price of each stock-based award issued under the 2015 Plan is required to be no less than the fair value of the Company’s capital stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement.

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

A summary of activity under the 2008 Plan and 2015 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Options (in thousands)
Outstanding—December 31, 2013	637,768	582,152	$0.37	8.63	$48
Awards authorized	3,221,477
Options granted	(2,309,681)	2,309,681	0.93
Options exercised	—	(752,698)	0.54
Options cancelled	537	(1,039)	2.08

Outstanding—December 31, 2014	1,550,101	2,138,096	0.91	9.29	3,153
Awards authorized	3,400,000
Options granted	(1,471,664)	1,471,664	8.06
Options exercised	—	(41,505)	0.76
Options cancelled	45,442	(45,442)	7.76

Outstanding—December 31, 2015	3,523,879	3,522,813	3.81	8.78	40,425
Awards authorized	1,202,324
Options granted	(3,710,980)	3,710,980	3.22
Options exercised	—	(312,841)	0.67
Options cancelled	377,298	(377,298)	7.04

Outstanding—December 31, 2016	1,392,521	6,543,654	$3.44	8.82	$888

Exercisable—December 31, 2016		2,614,587	$2.41	7.99	$888

Vested and expected to vest—December 31, 2016		6,352,640	$3.43	8.81	$877

The weighted-average grant date fair values of options granted during the years ended December 31, 2016, 2015 and 2014 was $2.19, $10.51 and $0.67 per share. The aggregate intrinsic value of options exercised

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

was $1.2 million, $0.2 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014. The total grant date fair value of options vested for the years ended December 31, 2016, 2015 and 2014 was $6.1 million, $1.4 million and $0.2 million.

As of December 31, 2016, total unrecognized stock-based compensation related to unvested stock options was $13.8 million, net of estimated forfeitures, which the Company expects to recognize over a remaining weighted-average period of 2.6 years.

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

Under the ESPP, participants are offered the options to purchase shares of Company’s common stock at a 15% discount during a series of discrete offering periods, subject to any plan limitations. The ESPP will not become effective until such time as the Compensation Committee determines in the future, and as of December 31, 2016, the initial offering periods had not commenced. As of December 31, 2016, no shares of common stock have been issued to employees participating in the ESPP and 700,000 shares were available for issuance under the ESPP.

11.	Income Taxes

The geographical breakdown of loss before provision for income taxes is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
United States	$(48,244)	$(53,376)	$(23,872)
International	520	171	1

Loss before provision for income taxes	$(47,724)	$(53,205)	$(23,871)

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Current tax provision:
Federal	$—	$—	$—
State	—	—	—
Foreign	170	59	4

Total current tax provision	170	59	4

Deferred tax provision (benefit):
Foreign	(27)	(4)	(2)

Total deferred tax provision (benefit)	$(27)	$(4)	$(2)

Total provision for income taxes	$143	$55	$2

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

The reconciliation between income taxes computed at the federal statutory income tax rate and the provision for income taxes is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Federal statutory rate	34.0%	34.0%	34.0%
Effect of:
Change in valuation allowance	(33.5)	(27.8)	(37.3)
Federal tax credit	1.6	2.6	1.8
State income tax benefit, net of federal benefit	0.1	2.9	4.0
Conversion costs	—	—	—
Change in fair value of preferred stock warrants	—	(11.1)	(2.0)
Other permanent items	(2.5)	(0.7)	(0.5)

Total provision for income taxes	(0.3)%	(0.1)%	—%

The components of the deferred tax assets are as follows:

	December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$35,244	$21,482
Research and development credits	2,597	1,923
License fee	3,339	3,413
Stock Based Compensation	2,291	1,042
Other	1,017	607

Gross deferred tax assets	44,488	28,467
Valuation allowance	(44,440)	(28,448)

Total deferred tax assets	48	19

Deferred tax liabilities:
Other	12	10

Total deferred tax liabilities	12	10

Total net deferred tax assets	$36	$9

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance and the recorded cumulative net losses in prior fiscal periods, the Company recorded a full valuation allowance of $44.4 million and $28.4 million against the net U.S. deferred tax assets as of December 31, 2016 and 2015. The net valuation allowance increased by $16.0 million for the year ended December 31, 2016 and increased by $14.8 million for the year ended December 31, 2015.

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

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

As a result of certain realization requirements of Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation, the table of deferred tax assets and liabilities above does not include certain deferred tax assets as of December 31, 2016, that arose directly from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $0.2 million if and when such deferred tax assets are ultimately realized.

As of December 31, 2016, the Company has federal operating loss carryforwards of $97.6 million and state operating loss carryforwards of $53.7 million, expiring in years ranging from 2021 to 2036. The Company also had net tax credit carryforwards of $2.6 million which begin to expire in 2031.

Utilization of the Company’s net operating loss and research and development credit carryforwards to offset taxable income are subject to an annual limitation, pursuant to Internal Revenue Code (IRC) Sections 382 and 383. As a result of stock offerings that occurred prior to 2016, subsequent changes in the stock ownership, and the stock offering in February 2017, an ownership change under Section 382 is deemed to have occurred. As such, a significant portion, or all, of the accumulated U.S. federal and state operating loss carryforwards and the net tax credit carryforwards mentioned above will not be available for future use. The Company does not expect there to be any impact on the financial statements since the net U.S. deferred tax assets are offset by a full valuation allowance.

Uncertain Tax Positions

The activity related to the gross amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Beginning balance	$232	$162	$58
Increases based on tax positions related to prior years	—	—	—
Decreases based on tax positions related to prior years	—	(77)	—
Increases based on tax positions in current year	79	147	104
Settlement	—	—	—
Lapse of statute of limitations	—	—	—

Ending balance	$311	$232	$162

If recognized, gross unrecognized tax benefits would not have an impact on the Company’s effective tax rate due to the Company’s full valuation allowance position. While it is often difficult to predict the final outcome of any particular uncertain tax position, the Company does not believe that the amount of gross unrecognized tax benefits will change significantly in the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated statement of operations. Accrued interest and penalties, if applicable, are included in accrued liabilities in the consolidated balance sheet. For the years ended December 31, 2016 and 2015, the Company did not recognize any accrued interest and penalties.

The Company is subject to taxation in the United States, various states, Canada and Australia. Tax years 2013 through 2015 remain open to examination by the United States and various state jurisdictions. The 2014 and 2015 tax year remains open to examination in Canada. The Company is not currently under examination by the Internal Revenue Service or any other jurisdiction for any year.

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

12.	Restructuring Costs

In June 2016, the Company halted investment in PNT2258 and the DNAi platform and closed the related Phase 2 clinical trials to further enrollment. As a result, the Company closed its research facility in Plymouth, Michigan, renegotiated and terminated certain contracts, and implemented staff reductions in the United States and Canada.

The following table summarizes restructuring activities for the year ended December 31, 2016:

	Contract Termination	Employee Termination	Asset Impairment	Total
	(in thousands)
Accrual balance at December 31, 2015	$—	$—	$—	$—
Restructuring costs charged to research and development expense	2,249	—	—	2,249
Restructuring costs charged to general and administrative expense	5	332	130	467
Non-cash charges	(681)	—	(130)	(811)
Cash payments	(909)	(233)	—	(1,142)

Accrual balance at December 31, 2016	$664	$99	$—	$763

Total restructuring costs recorded during the year ended December 31, 2016 were $2.7 million. The accrual balance is currently expected to be paid by the end of 2017.

There were no restructuring activities during the year ended December 31, 2015.

13.	Selected Quarterly Financial Data (Unaudited)

The following tables present certain selected unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2016. This consolidated quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented. The selected consolidated quarterly financial results from operations for the years ended December 31, 2016 and 2015 are set forth therein. Net loss per share has been retroactively adjusted to reflect the 7.45-for-1 reverse stock split effected on June 29, 2015.

	Fiscal 2016 Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except per share amounts)
Operating expenses	$10,613	$12,946	$15,283	$9,233
Net loss	$(10,538)	$(12,872)	$(15,209)	$(9,248)
Net loss attributable to common stockholders	$(10,538)	$(12,872)	$(15,209)	$(9,248)
Basic and diluted net loss per share	$(0.35)	$(0.43)	$(0.50)	$(0.30)

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

	Fiscal 2015 Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except per share amounts)
Operating expenses	$6,737	$6,612	$11,033	$11,446
Net loss(1)	$(8,048)	$(15,249)	$(18,505)	$(11,458)
Net loss attributable to common stockholders(1)(2)	$(19,053)	$(156,129)	$(266,544)	$(11,458)
Basic and diluted net loss per share	$(12.83)	$(104.10)	$(11.03)	$(0.38)

(1)	Net loss for the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015 included expenses related to changes in fair value of the preferred stock warrants of $1.3 million, $8.6 million and $7.5 million, respectively.
(2)	Net loss attributable to common stockholders for the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015 included the impact of adjustment to redemption value on redeemable convertible preferred stock of $11.0 million, $140.9 million and $222.1 million, respectively. Net loss attributable to common stockholders for the quarter ended September 30, 2015 also included Series B and B-1 redeemable convertible preferred stock dividend of $5.5 million and Series C and D redeemable convertible preferred stock dividend of $20.4 million.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to exemptions provided to issuers that qualify as an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3. Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2017

SIERRA ONCOLOGY, INC.

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

Signature	Title	Date

/s/ Nick Glover Nick Glover	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2017

/s/ Sukhi Jagpal Sukhi Jagpal	Chief Financial Officer (Principal Accounting and Financial Officer)	March 2, 2017

/s/ Donald Parfet Donald Parfet	Chairman of the Board	March 2, 2017

/s/ James Topper James Topper	Director	March 2, 2017

/s/ Nicole Onetto Nicole Onetto	Director	March 2, 2017

/s/ Robert Pelzer Robert Pelzer	Director	March 2, 2017

/s/ Jeffrey H. Cooper Jeffrey H. Cooper	Director	March 2, 2017

/s/ Tran Nguyen Tran Nguyen	Director	March 2, 2017

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation.	S-1	333-204921	3.2	June 12, 2015

3.2	Certificate of Amendment to the Restated Certificate of Incorporation.	8-K	001-37490	3.1	January 11, 2017

3.3	Restated Bylaws.	S-1	333-204921	3.4	June 12, 2015

4.1	Form of Common Stock Certificate.	S-1	333-204921	4.1	July 6, 2015

4.2	Third Amended and Restated Investor Rights Agreement, dated April 17, 2014, by and among the Registrant and certain of its stockholders, as amended.	S-1	333-204921	4.2	June 12, 2015

10.1*	Form of Indemnification Agreement.	S-1	333-204921	10.1	June 12, 2015

10.2*	2008 Stock Plan, as amended, and forms of award agreements thereunder.	S-1	333-204921	10.2	June 12, 2015

10.3*	2015 Equity Incentive Plan and forms of award agreements thereunder.	S-1	333-204921	10.3	July 6, 2015

10.4*	2015 Employee Stock Purchase Plan.	S-1	333-204921	10.4	July 6, 2015

10.5*	Form of Executive Officer Employment Agreement.	S-1	333-204921	10.5	July 6, 2015

10.6*	Form of Employment Agreement between the Registrant and Nick Glover.	S-1	333-204921	10.7	July 6, 2015

10.7	Lease, dated February 4, 2015, by and between the Registrant and Thompson Creek Metals Company Inc.	S-1	333-204921	10.10	June 12, 2015

10.8+	License Agreement dated May 26, 2016 between the Registrant and Carna Biosciences, Inc.	10-Q	001-37490	10.1	August 12, 2016

10.9+	License Agreement dated September 27, 2016 by and between the Registrant and CRT Pioneer fund LP.	10-Q	001-37490	10.1	November 10, 2016

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of independent registered public accounting firm.					X

24.1	Power of Attorney. Reference is made to the signature page hereto.					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Schema Linkbase Document.					X

101.CAL	XBRL Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.EXT	XBRL Extension label Linkbase Document.					X

101.PRE	XBRL Presentation Linkbase Document.					X

*	Executive compensation plan or agreement.
**	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
+	Confidential treatment has been granted for portions of this exhibit under Rule 24b-2 promulgated under the Exchange Act. The Registrant has omitted and filed separately with the SEC the confidential portions of this exhibit.