Form 10-Q
period 2017-03-31
Sierra Oncology, Inc.
filed 2017-05-09
CIK 1290149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Sierra Oncology, Inc.

2150 – 885 West Georgia Street

Vancouver, British Columbia, Canada V6C 3E8

(Address of principal executive offices and zip code)

(604) 558-6536

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 5, 2017, there were 52,268,443 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.

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

As used in this Quarterly Report on Form 10-Q, the terms “Sierra Oncology,” “the Company,” “we,” “us” and “our” refer to Sierra Oncology, Inc., a Delaware corporation, and its subsidiaries taken as a whole, unless otherwise noted. Sierra Oncology is our registered trademark. The “Sierra Oncology” logo and all product names are our common law trademarks.

PART I

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIERRA ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$125,025	$109,007
Prepaid expenses and other current assets	775	1,343

Total current assets	125,800	110,350
Property and equipment, net	347	400
Other assets	203	223

TOTAL ASSETS	$126,350	$110,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued liabilities	$4,122	$5,121
Accounts payable	1,100	2,604

Total current liabilities	5,222	7,725

TOTAL LIABILITIES	5,222	7,725

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2017 and December 31, 2016; nil shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of March 31, 2017 and December 31, 2016; 52,268,443 and 30,370,946 shares issued and outstanding as of March 31, 2017 and December 31, 2016	52	30
Additional paid-in capital	714,230	685,272
Accumulated deficit	(593,154)	(582,054)

TOTAL STOCKHOLDERS’ EQUITY	121,128	103,248

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,350	$110,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Operating expenses:
Research and development	$8,008	$6,636
General and administrative	3,146	3,977

Total operating expenses	11,154	10,613

Loss from operations	(11,154)	(10,613)
Other income	96	83

Loss before provision for income taxes	(11,058)	(10,530)
Provision for income taxes	34	8

Net loss	$(11,092)	$(10,538)

Net loss per common share, basic and diluted	$(0.26)	$(0.35)

Weighted-average shares used in computing net loss per common share, basic and diluted	42,596,980	30,070,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2016	30,370,946	$30	$685,272	$(582,054)	$103,248
Issuance of common stock for exercise of stock options	49,861	—	23	—	23
Cumulative effect of adoption of new accounting standard	—	—	8	(8)	—
Stock-based compensation	—	—	1,527	—	1,527
Issuance of common stock, net of offering costs of $2.1 million	21,847,636	22	27,400	—	27,422
Net loss	—	—	—	(11,092)	(11,092)

Balance—March 31, 2017	52,268,443	$52	$714,230	$(593,154)	$121,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,092)	$(10,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,527	1,363
Depreciation	53	52
Other	35	13
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	568	(85)
Accrued liabilities	(1,003)	(1,451)
Accounts payable	(1,452)	1,415

Net cash used in operating activities	(11,364)	(9,231)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(78)	(179)
Change in restricted cash	13	25

Net cash used in investing activities	(65)	(154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon follow-on offering, net of offering costs	27,422	—
Proceeds from exercise of common stock options	23	96
Payment of deferred offering costs	—	(15)

Net cash provided by financing activities	27,445	81

Effect of exchange rate changes on cash and cash equivalents	2	(5)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,018	(9,309)
CASH AND CASH EQUIVALENTS — Beginning of period	109,007	150,180

CASH AND CASH EQUIVALENTS — End of period	$125,025	$140,871

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$90	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accrued liabilities	$7	$20

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	The Company and Basis of Presentation

Organization and Description of Business

Sierra Oncology, Inc. (together with its subsidiaries, collectively referred to as the “Company”), a Delaware corporation, is a clinical stage drug development company advancing next generation DNA Damage Response (DDR) therapeutics for the treatment of patients with cancer. Sierra Oncology’s lead drug candidate is SRA737, a potent, highly selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1), a key regulator of important cell cycle checkpoints and central mediator of the DDR network. Sierra Oncology is also advancing SRA141, a potent, selective and orally bioavailable small molecule inhibitor of cell division cycle 7 kinase (Cdc7) undergoing preclinical development.

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

Follow-On Offering

On February 14, 2017, the Company completed an underwritten public offering of 19,500,000 shares of common stock. As part of the underwritten public offering, on February 21, 2017 the Company issued an additional 2,347,636 shares of common stock representing the underwriters’ exercise of a majority of their over-allotment option. All shares were offered by the Company at a price to the public of $1.35 per share. The aggregate net proceeds received by the Company from the offering were $27.4 million, net of underwriting discounts and commissions and offering expenses of $2.1 million.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2017, the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, the condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 and the condensed consolidated statement of stockholders’ equity as of March 31, 2017 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The condensed consolidated financial data disclosed in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The condensed consolidated results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017, or for any other future annual or interim period. The consolidated balance sheet as of December 31, 2016 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 2, 2017.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expense during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to the fair value of stock options, accruals such as research and development costs, and recoverability of the Company’s net deferred tax assets and related valuation allowance. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the U.S. Dollar. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the average exchange rate in effect during the period. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are recorded at historical exchange rates. Gains and losses related to remeasurement are recorded in other income in the condensed consolidated statements of operations. The net foreign exchange transaction gains (losses) included in other income in the accompanying condensed consolidated statements of operations was insignificant for the three months ended March 31, 2017 and 2016.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of funds invested in readily available checking and savings accounts and highly liquid investments in money market funds.

Restricted Cash

Restricted cash represents collateral for a corporate credit card facility and security deposits required for facility leases. Restricted cash consists of funds invested in a money market fund. As of March 31, 2017 and December 31, 2016, restricted cash of $0.2 million was included in other assets in the accompanying condensed consolidated balance sheets.

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

Fair Value of Financial Instruments

The Company’s cash and cash equivalents, restricted cash, other current assets, accounts payable, and accrued liabilities approximate their fair value at March 31, 2017 and December 31, 2016, due to their short duration.

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

Other Assets

Other assets consist primarily of restricted cash pledged as collateral for a corporate credit card facility.

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

Stock-Based Compensation

The Company accounts for stock-based payments at fair value, which is measured using the Black-Scholes option-pricing model. For stock-based awards that vest subject to the satisfaction of a service requirement, the fair value measurement date for employee stock-based compensation awards is the date of grant and the expense is recognized on a straight-line basis over the vesting period.

For stock-based awards that vest subject to the satisfaction of a service requirement and a performance component, the fair value measurement date is the date of grant and is recognized over the requisite service period as achievement of the performance objective becomes probable.

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

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less common stock issued that is subject to repurchase, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options and common stock subject to repurchase are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of March 31,
	2017	2016
Options to purchase common stock	7,615,052	4,153,460
Common stock subject to repurchase	—	7,614

Total potential dilutive shares	7,615,052	4,161,074

4.	Fair Value Measurements

The Company measures and reports its cash equivalents and restricted cash at fair value. The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$123,396	$—	$—	$123,396
Restricted money market funds	188	—	—	188

Total financial assets	$123,584	$—	$—	$123,584

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$107,043	$—	$—	$107,043
Restricted money market funds	200	—	—	200

Total financial assets	$107,243	$—	$—	$107,243

Money market funds and restricted money market funds are measured at fair value on a recurring basis using quoted prices and are classified as a Level 1 input.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2017.

5.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Cash	$1,629	$1,964
Cash equivalents:
Money market accounts	123,396	107,043

Total cash and cash equivalents	$125,025	$109,007

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Prepaid research and development project costs	$116	$515
Prepaid insurance	261	511
Other receivables	57	70
Other	341	247

Total prepaid expenses and other current assets	$775	$1,343

Property and Equipment, net

Property and equipment, net consists of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Computer equipment	$255	$255
Software	242	242
Leasehold improvements	110	110
Furniture and fixtures	45	45

Property and equipment, gross	652	652
Less: accumulated depreciation	(305)	(252)

Total property and equipment, net	$347	$400

Depreciation related to the Company’s property and equipment was $53,000 and $52,000 for the three months ended March 31, 2017 and 2016, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Accrued employee-related costs	$729	$2,084
Accrued restructuring costs (note 10)	495	763
Accrued research and development costs	2,462	1,600
Accrued professional fees	278	381
Other	158	293

Total accrued liabilities	$4,122	$5,121

6.	Commitments and Contingencies

License Agreements

In September 2016, the Company entered into an exclusive license agreement with CRT Pioneer Fund LP (CPF) for worldwide rights, know-how and materials to develop SRA737, a small molecule inhibitor targeting Chk1, a promising therapeutic target to treat cancer. Pursuant to the agreement, the Company made a one-time upfront payment of $7.0 million to CPF in October 2016 and paid $2.0 million to CPF in January 2017 for the successful transfer of two ongoing Phase I clinical trials. The expense related to these payments was included in research and development for the year ended December 31, 2016. Additional milestone payments of up to an aggregate of $319.5 million may become payable to CPF upon the achievement of certain developmental, regulatory and commercial milestones, and will be accrued once they are considered probable of occurring. In addition, the Company is required to pay CPF, on a product-by-product and country-by-country basis, tiered high single-digit to low double-digit royalties on the net sales of any product successfully developed.

In May 2016, the Company entered into an exclusive license agreement (Carna License Agreement) with Carna Biosciences, Inc. (Carna) for worldwide rights to develop and commercialize SRA141, a small molecule kinase inhibitor targeting Cdc7. In exchange for this exclusive right, the Company paid Carna an upfront payment of $0.9 million in June 2016. The Company will be required to pay Carna milestone payments of up to an aggregate of $270.0 million upon achievement of certain developmental, regulatory and commercial milestone events, which will be accrued once they are considered probable of occurring. As of March 31, 2017, the Company had not recorded any milestone payments to Carna. In addition, for product candidates defined under the Carna License Agreement, the Company is required to pay Carna tiered single-digit royalties on net sales.

Lease Agreements

In February 2015, the Company entered into an operating lease agreement to sublease office space in Vancouver, Canada. The operating lease agreement expires on February 27, 2018. Under the terms of the agreement, the Company issued a letter of credit to the sublessor on closing, which was collateralized by a restricted deposit of $13,000 at March 31, 2017.

In January 2016, the Company entered into an operating lease agreement to lease office space near San Francisco, California. The operating lease agreement expires on April 30, 2019.

In addition to base rent, these leases require payment of taxes and other operating costs. These operating costs are not included in the table below.

As of March 31, 2017, the aggregate future non-cancelable minimum lease payments associated with these operating leases are as follows:

Years Ending December 31:	Operating Leases
(in thousands)
2017	$264
2018	208
2019	50

Total	$522

The total rent expense was $0.1 million for the three months ended March 31, 2017 and 2016.

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

On November 18, 2016, a purported securities class action lawsuit was filed in the Superior Court of the State of California for the County of San Mateo against the Company, certain of its executive officers and directors, and the underwriters for the Company’s initial public offering of its common stock. On February 9, 2017, a substantially identical putative class action suit was filed in the Superior Court of the State of California for the County of San Mateo asserting the same claims on behalf of the same putative class. The lawsuits were brought by purported stockholders of the Company seeking to represent a class consisting of stockholders who purchased stock pursuant to and/or traceable to the Company’s Registration Statement on Form S-1. The lawsuits assert claims under Sections 11 and 15 of the Securities Exchange Act of 1934 and seek unspecified damages and other relief. The Company believes that the claims are without merit and intends to defend the lawsuits vigorously. It is possible that additional similar lawsuits could be filed. Due to the early stage of the litigation, the Company is unable to predict the outcome of these cases and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

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

	March 31, 2017	December 31, 2016
Outstanding and issued stock options	7,615,052	6,543,654
Shares reserved for future option grants	1,486,099	1,392,521
Shares reserved under the 2015 employee stock purchase plan	700,000	700,000

Total common stock reserved for issuance	9,801,151	8,636,175

8.	Stock-Based Compensation

In the accompanying condensed consolidated statements of operations, the Company recognized stock-based compensation expense for its employees and non-employees as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Research and development	$1,013	$954
General and administrative	514	409

Total stock-based compensation	$1,527	$1,363

Determination of Fair Value

The estimated grant-date fair values of all of the Company’s stock-based awards were calculated using the Black-Scholes option pricing model, based on assumptions as follows:

Three Months Ended March 31,
	2017	2016
Expected term (in years)	5.4 – 7.0	5.4 – 10.0
Expected volatility	89 – 96%	77 – 84%
Risk-free interest rate	2.0 – 2.3%	1.3 – 1.9%
Expected dividend rate	—%	—%

On January 1, 2017, the Company adopted FASB ASU No. 2016-09 (ASU 2016-09), Compensation – Stock Compensation (Topic 718) using the modified retrospective approach, including making an accounting policy election to account for forfeitures when they occur, and thus recorded a $8,000 retrospective adjustment to retained earnings included in the accompanying condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2017. In accordance with this standard, all tax effects related to share-based payments are recorded as part of the provision for income taxes including any accumulated excess tax benefits or deficiencies. Since the Company has incurred net losses since its inception and maintains a full valuation allowance on its net U.S. deferred tax assets, adoption of the new guidance had no significant impact on the accompanying consolidated statements of operations or cash flow presentation.

Equity Incentive Plans

2015 Plan

The 2015 Equity Incentive Plan (2015 Plan) became effective on July 14, 2015. As of March 31, 2017, 6,420,411 shares were reserved for issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will increase automatically on January 1 of each calendar year 2016 through 2025 by the number of shares equal to 4% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. The Company’s Board of Directors or Compensation Committee may reduce the amount of the increase in any particular year. The exercise price of each stock-based award issued under the 2015 Plan is required to be no less than the fair value of the Company’s capital stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement.

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

A summary of activity under the 2008 Plan and 2015 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Options (in thousands)
Outstanding — December 31, 2016	1,392,521	6,543,654	$3.44	8.82	$888
Awards authorized	1,214,837
Options granted	(1,206,775)	1,206,775	1.47
Options exercised	—	(49,861)	0.46
Options forfeited/cancelled	85,516	(85,516)	4.64

Outstanding — March 31, 2017	1,486,099	7,615,052	$3.13	8.81	$972

Exercisable — March 31, 2017		3,085,928	$2.80	8.03	$899

Vested and expected to vest — March 31, 2017		7,615,052	$3.13	8.81	$972

The weighted-average grant date fair values of options granted during the three months ended March 31, 2017 and 2016 was $1.12 and $5.00 per share, respectively. The aggregate intrinsic value of options exercised was $0.1 million for the three months ended March 31, 2017 and $0.8 million for the three months ended March 31, 2016. The total grant date fair value of options vested for the three months ended March 31, 2017 and 2016 was $2.2 million and $0.7 million, respectively.

As of March 31, 2017, total unrecognized stock-based compensation related to unvested stock options was $14.0 million. These costs are expected to be recognized over a remaining weighted-average period of 2.5 years as of March 31, 2017.

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

Under the ESPP, participants are offered the options to purchase shares of the Company’s common stock at a 15% discount during a series of discrete offering periods, subject to any plan limitations. The ESPP will not become effective until such time as the Compensation Committee determines in the future, and as of March 31, 2017, the initial offering periods had not commenced. As of March 31, 2017, no shares of common stock have been issued to employees participating in the ESPP and 700,000 shares were available for issuance under the ESPP.

9.	Income Taxes

The Company did not record a provision for U.S. federal income taxes for the three months ended March 31, 2017 because it expects to generate a loss for the year ended December 31, 2017. The income tax expense of $34,000 and $8,000 for the three months ended March 31, 2017 and 2016, respectively, represents foreign taxes.

Utilization of the Company’s net operating loss and research and development credit carryforwards to offset taxable income are subject to an annual limitation, pursuant to Internal Revenue Code (IRC) Sections 382 and 383. As a result of stock offerings that occurred prior to 2016, subsequent changes in the stock ownership, and the stock offering in February 2017, an ownership change under Section 382 is deemed to have occurred. As such, all of the accumulated U.S. federal and state operating loss carryforwards and the net tax credit carryforwards incurred prior to the ownership change will not be available for future use. The loss of these attributes does not have any impact on the financial statements since the net U.S. deferred tax assets are offset by a full valuation allowance.

10.	Restructuring Costs

In June 2016, the Company halted investment in its former lead product candidate PNT2258 and the DNAi platform and closed the related Phase 2 clinical trials to further enrollment. As a result, the Company closed its research facility in Plymouth, Michigan, renegotiated and terminated certain contracts, and implemented staff reductions in the United States and Canada.

The following table summarizes restructuring activities for the three months ended March 31, 2017:

	Contract Termination	Employee Termination	Total
	(in thousands)
Accrual balance at December 31, 2016	$664	$99	$763
Adjustments to research and development expense	(45)	—	(45)
Cash payments	(130)	(93)	(223)

Accrual balance at March 31, 2017	$489	$6	$495

Adjustments to research and development expense represent revisions to estimated costs to close the PNT2258 Phase 2 clinical trials. The accrual balance is currently expected to be paid by the end of 2017. There were no restructuring activities during the three months ended March 31, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1 of this quarterly report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Overview

We are a clinical stage drug development company advancing targeted therapeutics for the treatment of patients with cancer. We are an ambitious oncology-focused company, oriented towards achieving the successful registration and commercialization of our product candidates. We have a highly experienced management team with a proven track record of success in oncology drug development and we are advancing an emerging pipeline of next generation therapies that target the DNA Damage Response (DDR) network.

Our lead product candidate, SRA737, is a potent, highly selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1). Chk1 is a key regulator of important cell cycle checkpoints and central mediator of the DDR network. In cancer cells, replication stress induced by oncogenes (e.g., MYC or RAS) or genetic mutations in DNA repair machinery (e.g. BRCA1 or FA) combined with loss of function in tumor suppressors (e.g., TP53 or ATM) results in persistent DNA damage and genomic instability leading to an increased dependency on Chk1 for survival. Targeted inhibition of Chk1 by SRA737 may therefore be synthetically lethal to these cancer cells and have utility as a monotherapy in a range of tumor indications.

Chk1 is also believed to facilitate tumor cell resistance to chemotherapy or radiation-induced DNA damage and, as such, the combination of SRA737 with these standards-of-care may provide synergistic anti-tumor activity. Importantly, the oral bioavailability of SRA737 may afford greater dosing flexibility for both monotherapy and combination therapy settings than is possible with intravenously administered agents.

We are pursuing an innovative development plan for SRA737, which is currently being evaluated in two Phase 1 clinical trials in patients with advanced cancer. The first trial is intended to evaluate SRA737’s potential to induce synthetic lethality as monotherapy, while the second trial is intended to explore SRA737’s potentiating effects in combination with DNA-damaging chemotherapy. We successfully transferred sponsorship of these two trials to us in January 2017 and subsequently submitted protocol amendments intended to enhance these studies. In particular, for both studies, we are seeking to incorporate the prospective enrollment of patients with genetically-defined tumors, determined using Next-Generation Sequencing, that harbor genomic alterations hypothesized to confer sensitivity to Chk1 inhibition via synthetic lethality. A preliminary update of the SRA737 clinical trials is anticipated to be available in early 2018.

Concurrently, we are conducting preclinical research evaluating SRA737 in combination with other DDR-targeted agents, including poly ADP ribose polymerase (PARP) inhibitors, as well as with immuno-oncology therapeutics, that may guide a potential next wave of clinical development for our asset, possibly further broadening its therapeutic utility.

We are also advancing SRA141, a potent, selective, orally bioavailable small molecule inhibitor of cell division cycle 7 kinase (Cdc7) undergoing preclinical development. Cdc7 is a key regulator of DNA replication and is involved in the DDR network, making it a compelling emerging target for the potential treatment of a broad range of tumor types.

We retain the global commercialization rights to both SRA737 and SRA141.

Since inception, we have devoted substantially all of our resources to research and development activities, including the clinical development of our former lead product candidate PNT2258 and our current product candidates SRA141 and SRA737, and providing general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. Our net losses were $11.1 million and $10.5 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $593.2 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest to further develop our product candidates, SRA737, a small molecule inhibitor targeting Chk1 and SRA141, a small molecule inhibitor targeting Cdc7;

•	achieve development milestones that trigger payments due to our licensors;

•	acquire or in-license additional product candidates and technologies;

•	develop additional product candidates;

•	hire additional clinical, scientific and management personnel;

•	invest in scaling our manufacturing capacity to support development and our global commercialization strategy;

•	seek regulatory and marketing approvals for any product candidates that we may develop;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;

•	defend against lawsuits;

•	maintain, expand and protect our intellectual property portfolio; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and to operate as a public company.

We have funded our operations to date primarily from the issuance and sale of our common stock through public offerings, and our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through debt financings and exercises of our preferred stock warrants. As of March 31, 2017, we had cash and cash equivalents of $125.0 million.

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

The largest recurring component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our former lead product candidate PNT2258 and our current product candidates SRA737 and SRA141. We expect that our research and development expenses will increase over the next few years as we advance our development programs, pursue regulatory approval of our product candidates in the United States and other jurisdictions, expand our portfolio of product candidates and prepare for potential commercialization, which will require a significant investment in areas related to contract manufacturing and inventory buildup.

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

General and Administrative

General and administrative expenses consist of personnel-related costs, facility-related costs, allocated expenses and professional fees for services, including legal, patent prosecution and maintenance, human resources, audit and accounting services. Personnel-related costs consist of salaries, benefits, stock-based compensation, recruitment fees, severance costs and travel costs.

We expect to incur additional expenses associated with supporting our growing research and development activities, operating as a public company and other administration and professional services.

Other Income

Other income primarily consists of interest and dividends earned on our cash and cash equivalents, as well as foreign currency exchange gains and losses. Foreign currency exchange gains and losses relate to transactions and monetary asset and liability balances denominated in currencies other than the U.S. dollar. Foreign currency gains and losses may continue to fluctuate in the future due to changes in foreign currency exchange rates.

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

We did not record a provision for U.S. federal income taxes for the three months ended March 31, 2017 because we expect to generate a loss for the year ended December 31, 2017. Our tax expense relates to income taxes in Canada and Australia. Our net U.S. deferred tax assets continue to be offset by a full valuation allowance.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

	Three Months Ended March 31,		Change
	2017	2016	$
	(in thousands)
Operating expenses:
Research and development	$8,008	$6,636	$1,372
General and administrative	3,146	3,977	(831)

Total operating expenses	11,154	10,613	541

Loss from operations	(11,154)	(10,613)	(541)
Other income	96	83	13

Loss before provision for income taxes	(11,058)	(10,530)	(528)
Provision for income taxes	34	8	26

Net loss	$(11,092)	$(10,538)	$(554)

Research and Development

Research and development expenses increased $1.4 million, from $6.6 million for the three months ended March 31, 2016, to $8.0 million for the three months ended March 31, 2017. The increase was primarily due to a $1.5 million increase in third-party manufacturing costs and a $1.5 million increase in other research costs related to SRA141 and SRA737. These increased costs were partially offset by a $1.4 million decrease in costs related to clinical trials that were suspended upon the discontinuation of PNT2258 and a $0.2 million decrease in personnel-related costs primarily due to decreased headcount.

General and Administrative

General and administrative expenses decreased $0.8 million, from $4.0 million for the three months ended March 31, 2016 to $3.1 million for the three months ended March 31, 2017. The decrease was attributable to a $0.4 million decrease in professional fees and personnel-related costs and a $0.4 million decrease in business development costs.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have never generated revenue and have incurred significant net losses. Our net losses for the three months ended March 31, 2017 and 2016 were $11.1 million and $10.5 million, respectively. As of March 31, 2017, we had an accumulated deficit of $593.2 million. Our principal sources of liquidity as of March 31, 2017 were cash and cash equivalents of $125.0 million.

On February 14, 2017, we completed an underwritten public offering of 19,500,000 shares of common stock. As part of the underwritten public offering, on February 21, 2017 we issued an additional 2,347,636 shares of common stock representing the underwriters’ exercise of a majority of their over-allotment option. All shares were offered by us at a price to the public of $1.35 per share. The aggregate net proceeds received by us from the offering were $27.4 million, net of underwriting discounts and commissions and offering expenses.

In July 2015, we closed our Initial Public Offering (IPO) and sold an aggregate of 9,315,000 shares of our common stock (inclusive of 1,215,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares) at a price of $17.00 per share. We received aggregate cash proceeds of approximately $143.6 million from the IPO, net of underwriting discounts and commissions and offering expenses.

As of March 31, 2017, we did not have any outstanding borrowings or any debt arrangements.

We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest to further develop our product candidates, SRA737, a small molecule inhibitor of Chk1 and SRA141, a small molecule inhibitor targeting Cdc7;

•	achieve development milestones that trigger payments due to our licensors;

•	acquire or in-license additional product candidates and technologies;

•	develop additional product candidates;

•	hire additional clinical, scientific and management personnel;

•	invest in scaling our manufacturing capacity to support development and our global commercialization strategy;

•	seek regulatory and marketing approvals for any product candidates that we may develop;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;

•	defend against lawsuits;

•	maintain, expand and protect our intellectual property portfolio; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and to operate as a public company.

To fund our current operating plans, we will need to raise additional capital. Our existing cash and cash equivalents will not be sufficient for us to complete development of our product candidates and, if applicable, to prepare for commercializing any product candidate that may receive approval. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities; however, we believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans through approximately mid-2019. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash used in operating activities	$(11,364)	$(9,231)
Cash used in investing activities	(65)	(154)
Cash provided by financing activities	27,445	81
Effect of foreign exchange rate changes on cash and cash equivalents	2	(5)

Net increase (decrease) in cash and cash equivalents	$16,018	$(9,309)

Cash Flows from Operating Activities

For the three months ended March 31, 2017, cash used in operating activities of $11.4 million was attributable to a net loss of $11.1 million, partially offset by $1.6 million in non-cash charges and a net change of $1.9 million in our net operating assets and liabilities. The non-cash charges consisted primarily of $1.5 million in stock-based compensation. The change in net operating assets and liabilities was primarily attributable to a $2.0 million payment to CRT Pioneer Fund (CPF) pursuant to our license agreement with CPF upon the successful transfer of the SRA737 clinical trials to us.

For the three months ended March 31, 2016, cash used in operating activities of $9.2 million was attributable to a net loss of $10.5 million, partially offset by $1.4 million in non-cash charges that consisted primarily of stock-based compensation.

Cash Flows from Investing Activities

For the three months ended March 31, 2017 and 2016, cash used in investing activities of $0.1 million and $0.2 million, respectively, was primarily attributable to the purchase of property and equipment.

Cash Flows from Financing Activities

For the three months ended March 31, 2017, cash provided by financing activities of $27.4 million was primarily attributable to net proceeds received from the sale and issuance of our common stock upon our follow-on offering in February 2017.

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

We believe that the assumptions and estimates associated with research and development expenses and stock-based compensation have the most significant impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities, inflation risk and foreign currency risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $125.0 million as of March 31, 2017, which consisted primarily of bank deposits and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

In June 2016, we halted investment in PNT2258, our former lead product candidate, based on our review of the interim results from a Phase 2 trial of PNT2258. Accordingly, we now intend to use the remaining net proceeds from our IPO to advance the development of product candidates SRA737 and SRA141, acquire or in-license additional product candidates and technologies and for other general corporate purposes.

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

SIERRA ONCOLOGY, INC.

Date: May 9, 2017	By:	/s/ Nick Glover
Dr. Nick Glover
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2017	By:	/s/ Sukhi Jagpal
Sukhi Jagpal
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Exhibit Filing Date	Filed/Furnished Herewith

3.1	Restated Certificate of Incorporation	S-1	333-204921	3.2	June 12, 2015

3.2	Certificate of Amendment to the Restated Certificate of Incorporation	8-K	001-37490	3.1	January 11, 2017

10.1	Form of Amendment to Executive Officer Employment Agreement (other than Chief Executive Officer)					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.