Form 10-Q
period 2017-06-30
Sierra Oncology, Inc.
filed 2017-08-10
CIK 1290149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

As of August 8, 2017, there were 52,268,443 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 2, 2017, and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIERRA ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$116,699	$109,007
Prepaid expenses and other current assets	566	1,343

Total current assets	117,265	110,350
Property and equipment, net	256	400
Other assets	312	223

TOTAL ASSETS	$117,833	$110,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued liabilities	$5,002	$5,121
Accounts payable	521	2,604

Total current liabilities	5,523	7,725

TOTAL LIABILITIES	5,523	7,725

Commitments and Contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2017 and December 31, 2016; nil shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of June 30, 2017 and December 31, 2016; 52,268,443 and 30,370,946 shares issued and outstanding as of June 30, 2017 and December 31, 2016	52	30
Additional paid-in capital	715,741	685,272
Accumulated deficit	(603,483)	(582,054)

TOTAL STOCKHOLDERS’ EQUITY	112,310	103,248

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,833	$110,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$7,194	$9,115	$15,202	$15,751
General and administrative	3,283	3,831	6,429	7,808

Total operating expenses	10,477	12,946	21,631	23,559

Loss from operations	(10,477)	(12,946)	(21,631)	(23,559)
Other income	185	88	281	171

Loss before provision for income taxes	(10,292)	(12,858)	(21,350)	(23,388)
Provision for income taxes	37	14	71	22

Net loss	$(10,329)	$(12,872)	$(21,421)	$(23,410)

Net loss per common share, basic and diluted	$(0.20)	$(0.43)	$(0.45)	$(0.78)

Weighted-average shares used in computing net loss per common share, basic and diluted	52,268,443	30,191,093	47,459,428	30,130,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2016	30,370,946	$30	$685,272	$(582,054)	$103,248
Issuance of common stock for exercise of stock options	49,861	—	23	—	23
Cumulative effect of adoption of new accounting standard	—	—	8	(8)	—
Stock-based compensation	—	—	3,038	—	3,038
Issuance of common stock, net of offering costs of $2.1 million	21,847,636	22	27,400	—	27,422
Net loss	—	—	—	(21,421)	(21,421)

Balance—June 30, 2017	52,268,443	$52	$715,741	$(603,483)	$112,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,421)	$(23,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,038	2,666
Depreciation	156	106
Non-cash restructuring charges	—	811
Other	17	22
Changes in operating assets and liabilities:
Prepaid expenses and other assets	696	468
Accrued liabilities	(133)	(592)
Accounts payable	(2,035)	376

Net cash used in operating activities	(19,682)	(19,553)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(87)	(193)
Change in restricted cash	13	25
Proceeds from sale of property and equipment	—	13

Net cash used in investing activities	(74)	(155)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon follow-on offering, net of offering costs	27,422	—
Proceeds from exercise of common stock options	23	120
Payment of deferred offering costs	—	(15)

Net cash provided by financing activities	27,445	105

Effect of foreign exchange rate changes on cash and cash equivalents	3	(27)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,692	(19,630)
CASH AND CASH EQUIVALENTS — Beginning of period	109,007	150,180

CASH AND CASH EQUIVALENTS — End of period	$116,699	$130,550

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$187	$80

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accrued liabilities	$10	$11

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

2.     Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2017, the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016, the condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 and the condensed consolidated statement of stockholders’ equity as of June 30, 2017 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The condensed consolidated financial data disclosed in these notes to the condensed consolidated financial statements related to the three- and six-month periods are also unaudited. The condensed consolidated results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2016 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 2, 2017.

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

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the U.S. Dollar. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the average exchange rate in effect during the period. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are recorded at historical exchange rates. Gains and losses related to remeasurement are recorded in other income in the condensed consolidated statements of operations. The net foreign exchange transaction gains (losses) included in other income in the accompanying condensed consolidated statements of operations was insignificant for the three and six months ended June 30, 2017 and 2016.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of funds invested in readily available checking and savings accounts and highly liquid investments in money market funds.

Restricted Cash

Restricted cash represents collateral for a corporate credit card facility and security deposits required for facility leases. Restricted cash consists of funds invested in a money market fund. As of June 30, 2017 and December 31, 2016, restricted cash of $0.2 million was included in other assets in the accompanying condensed consolidated balance sheets.

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

Fair Value of Financial Instruments

The Company’s cash and cash equivalents, restricted cash, other current assets, accounts payable, and accrued liabilities approximate their fair value at June 30, 2017 and December 31, 2016, due to their short duration.

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

Other Assets

Other assets consist primarily of restricted cash pledged as collateral for a corporate credit card facility, and long-term prepaid rent and refundable deposits on office leases.

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

Research and development costs include fees incurred in connection with license agreements, compensation and other related costs for employees engaged in research and development, costs associated with preclinical studies and trials, regulatory activities, manufacturing activities to support clinical activities, fees paid to external service providers that conduct certain research and development, clinical, and manufacturing activities on behalf of the Company and an allocation of overhead expenses.

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

3.    Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period without consideration for common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. As of June 30, 2017 and June 30, 2016, 7,716,043 and 4,409,724 outstanding options to purchase common stock, respectively, were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been antidilutive.

4.    Fair Value Measurements

The Company measures and reports its cash equivalents and restricted cash at fair value. The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$115,553	$—	$—	$115,553
Restricted money market funds	187	—	—	187

Total financial assets	$115,740	$—	$—	$115,740

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$107,043	$—	$—	$107,043
Restricted money market funds	200	—	—	200

Total financial assets	$107,243	$—	$—	$107,243

Money market funds and restricted money market funds are measured at fair value on a recurring basis using quoted prices and are classified as a Level 1 input.

There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2017.

5.     Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Cash	$1,146	$1,964
Cash equivalents:
Money market accounts	115,553	107,043

Total cash and cash equivalents	$116,699	$109,007

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Prepaid research and development project costs	$141	$515
Prepaid insurance	57	511
Other receivables	91	70
Other	277	247

Total prepaid expenses and other current assets	$566	$1,343

Property and Equipment, net

Property and equipment, net consists of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Computer equipment	$255	$255
Software	254	242
Leasehold improvements	110	110
Furniture and fixtures	45	45

Property and equipment, gross	664	652
Less: accumulated depreciation	(408)	(252)

Total property and equipment, net	$256	$400

Depreciation related to the Company’s property and equipment was $103,000 and $156,000 for the three and six months ended June 30, 2017, and was $54,000 and $106,000 for the three and six months ended June 30, 2016.

During the three months ended June 30, 2016, as a result of the decision to halt investment in PNT2258, the Company recorded impairment charges of $130,000 on its lab equipment (note 10).

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Accrued research and development costs	2,736	1,600
Accrued employee-related costs	$1,313	$2,084
Accrued professional fees	619	381
Accrued restructuring costs (note 10)	206	763
Other	128	293

Total accrued liabilities	$5,002	$5,121

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

In May 2016, the Company entered into an exclusive license agreement (Carna License Agreement) with Carna Biosciences, Inc. (Carna) for worldwide rights to develop and commercialize SRA141, a small molecule kinase inhibitor targeting Cdc7. In exchange for this exclusive right, the Company paid Carna an upfront payment of $0.9 million in June 2016. The Company will be required to pay Carna milestone payments of up to an aggregate of $270.0 million upon achievement of certain developmental, regulatory and commercial milestone events, which will be accrued once they are considered probable of occurring. As of June 30, 2017, the Company had not recorded any milestone payments to Carna. In addition, the Company is required to pay Carna tiered single-digit royalties on net sales of product candidates (as defined under the Carna License Agreement).

Lease Agreements

In February 2015, the Company entered into an operating lease agreement to sublease office space in Vancouver, Canada. The operating lease agreement expires on February 27, 2018. Under the terms of the agreement, the Company issued a letter of credit to the sublessor on closing, which was collateralized by a restricted deposit of $13,000 at June 30, 2017. In June 2017, the Company entered into a new operating lease agreement to continue leasing the office space in Vancouver, Canada commencing March 1, 2018. The new lease expires on February 28, 2023 and can be extended for an additional term of 5 years.

In January 2016, the Company entered into an operating lease agreement to lease office space near San Francisco, California. The operating lease agreement expires on April 30, 2019.

In addition to base rent, these leases require payment of taxes and other operating costs. These operating costs are not included in the table below.

As of June 30, 2017, the aggregate future non-cancelable minimum lease payments associated with these operating leases are as follows:

Years Ending December 31:	Operating Leases
(in thousands)
Remainder of 2017	$178
2018	403
2019	265
2020	218
2021	222

Years Ending December 31:	Operating Leases
(in thousands)
Thereafter	177

Total	$1,463

The total rent expense was $0.2 million and $0.3 million for the three and six months ended June 30, 2017, and $0.2 million and $0.3 million for the three and six months ended June 30, 2016.

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

	June 30, 2017	December 31, 2016
Outstanding and issued stock options	7,716,043	6,543,654
Shares reserved for future option grants	1,385,108	1,392,521
Shares reserved under the 2015 employee stock purchase plan	700,000	700,000

Total common stock reserved for issuance	9,801,151	8,636,175

8.     Stock-Based Compensation

In the accompanying condensed consolidated statements of operations, the Company recognized stock-based compensation expense for its employees and non-employees as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Research and development	$1,008	$807	$2,021	$1,761
General and administrative	503	496	1,017	905

Total stock-based compensation	$1,511	$1,303	$3,038	$2,666

Determination of Fair Value

The estimated grant-date fair values of all of the Company’s stock-based awards were calculated using the Black-Scholes option pricing model, based on assumptions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected term (in years)	5.3 – 6.1	5.3 – 7.0	5.3 – 7.0	5.3 – 9.9
Expected volatility	86 – 87%	77 – 85%	86 – 96%	77 – 85%
Risk-free interest rate	1.8 – 1.9%	1.1 – 1.7%	1.8 – 2.3%	1.1 – 1.9%
Expected dividend rate	—%	—%	—%	—%

On January 1, 2017, the Company adopted FASB ASU No. 2016-09 (ASU 2016-09), Compensation – Stock Compensation (Topic 718) using the modified retrospective approach, including making an accounting policy election to account for forfeitures when they occur, and thus recorded a $8,000 retrospective adjustment to retained earnings included in the accompanying condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2017. In accordance with this standard, all tax effects related to share-based payments are recorded as part of the provision for income taxes including any accumulated excess tax benefits or deficiencies. Since the Company has incurred net losses since its inception and maintains a full valuation allowance on its net U.S. deferred tax assets, adoption of the new guidance had no significant impact on the accompanying consolidated statements of operations or cash flow presentation.

Equity Incentive Plans

2015 Plan

The 2015 Equity Incentive Plan (2015 Plan) became effective on July 14, 2015. As of June 30, 2017, 6,445,747 shares were reserved for issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will increase automatically on January 1 of each calendar year 2016 through 2025 by the number of shares equal to 4% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. The Company’s Board of Directors or Compensation Committee may reduce the amount of the increase in any particular year. The exercise price of each stock-based award issued under the 2015 Plan is required to be no less than the fair value of the Company’s capital stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement.

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

A summary of activity under the 2008 Plan and 2015 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Options (in thousands)
Outstanding — December 31, 2016	1,392,521	6,543,654	$3.44	8.82	$888
Awards authorized	1,214,837
Options granted	(1,393,775)	1,393,775	1.43
Options exercised	—	(49,861)	0.46
Options forfeited/cancelled	171,525	(171,525)	4.39

Outstanding — June 30, 2017	1,385,108	7,716,043	$3.07	8.60	$337

Exercisable — June 30, 2017		3,479,127	$2.91	7.92	$332

Vested and expected to vest — June 30, 2017		7,716,043	$3.07	8.60	$337

The weighted-average grant date fair values of options granted during the three and six months ended June 30, 2017 was $0.80 and $1.08 per share, and $2.23 and $3.93 per share during the three and six months ended June 30, 2016. The aggregate intrinsic value of options exercised was $0.1 million for the six months ended June 30, 2017, and $0.2 million and $0.1 million for the three and six months ended June 30, 2016. No options were exercised during the three months ended June 30, 2017. The total grant date fair value of options vested for the three and six months ended June 30, 2017 was $1.6 million and $3.8 million, and $2.7 million and $3.5 million during the three and six months ended June 30, 2016.

As of June 30, 2017, total unrecognized stock-based compensation related to unvested stock options was $12.4 million. These costs are expected to be recognized over a remaining weighted-average period of 2.2 years as of June 30, 2017.

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

Under the ESPP, participants are offered the options to purchase shares of the Company’s common stock at a 15% discount during a series of discrete offering periods, subject to any plan limitations. The ESPP will not become effective until such time as the Compensation Committee determines in the future, and as of June 30, 2017, the initial offering periods had not commenced. As of June 30, 2017, no shares of common stock have been issued to employees participating in the ESPP and 700,000 shares were available for issuance under the ESPP.

9.     Income Taxes

The Company did not record a provision for U.S. federal income taxes for the three and six months ended June 30, 2017 because it expects to generate a loss for the year ended December 31, 2017. The income tax expense of $37,000 and $71,000 for the three and six months ended June 30, 2017, and $14,000 and $22,000 for the three and six months ended June 30, 2016, represented foreign taxes.

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

10.     Restructuring Costs

In June 2016, the Company halted investment in its former lead product candidate PNT2258 and closed the related Phase 2 clinical trials to further enrollment. As a result, the Company closed its research facility in Plymouth, Michigan, renegotiated and terminated certain contracts, and implemented staff reductions in the United States and Canada.

The following table summarizes restructuring activities for the three months ended June 30, 2017:

	Contract Termination	Employee Termination	Total
	(in thousands)
Accrual balance at March 31, 2017	$489	$6	$495
Adjustments to research and development expense	(29)	—	(29)
Cash payments	(256)	(4)	(260)

Accrual balance at June 30, 2017	$204	$2	$206

The following table summarizes restructuring activities for the six months ended June 30, 2017:

	Contract Termination	Employee Termination	Total
	(in thousands)
Accrual balance at December 31, 2016	$664	$99	$763
Adjustments to research and development expense	(74)	—	(74)
Cash payments	(386)	(97)	(483)

Accrual balance at June 30, 2017	$204	$2	$206

Adjustments to research and development expense represent revisions to estimated costs to close the PNT2258 Phase 2 clinical trials. The accrual balance is currently expected to be paid by the end of 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1 of this quarterly report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K. This discussion and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Chk1 is also believed to facilitate tumor cell resistance to modalities that induce exogenous replication stress, such as chemotherapy or radiation-induced DNA damage. As such, the combination of SRA737 with these standards-of-care may provide synergistic anti-tumor activity as well. Importantly, the oral bioavailability of SRA737 may afford greater dosing flexibility for both monotherapy and combination therapy settings than is possible with intravenously administered agents.

We are pursuing an innovative development plan for SRA737, which is currently being evaluated in two Phase 1 clinical trials in patients with advanced cancer. The first trial is intended to evaluate SRA737’s potential to induce synthetic lethality as monotherapy, while the second trial is intended to explore SRA737’s potentiating effects in combination with DNA-damaging chemotherapy. In January 2017, we successfully transferred sponsorship of these two trials to us and in May 2017, we received clearance to enhance these studies by incorporating the prospective enrollment of patients with genetically-defined tumors, determined using Next-Generation Sequencing, that harbor genomic alterations hypothesized to confer sensitivity to Chk1 inhibition via synthetic lethality. A preliminary update of the SRA737 clinical trials is anticipated to be available in early 2018.

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

Since inception, we have devoted substantially all of our resources to research and development activities, including the clinical development of our former lead product candidate PNT2258 and our current product candidates SRA141 and SRA737, and providing general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. Our net losses were $10.3 million and $21.4 million for the three and six months ended June 30, 2017 and $12.9 million and $23.4 million for the three and six months ended June 30, 2016. As of June 30, 2017, we had an accumulated deficit of $603.5 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

We have funded our operations to date primarily from the issuance and sale of our common stock through public offerings, and our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through debt financings and exercises of our preferred stock warrants. As of June 30, 2017, we had cash and cash equivalents of $116.7 million.

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

We did not record a provision for U.S. federal income taxes for the three and six months ended June 30, 2017 because we expect to generate a loss for the year ended December 31, 2017. Our tax expense relates to income taxes in Canada and Australia. Our net U.S. deferred tax assets continue to be offset by a full valuation allowance.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

	Three Months Ended June 30,		Change $
	2017	2016
	(in thousands)
Operating expenses:
Research and development	$7,194	$9,115	$(1,921)
General and administrative	3,283	3,831	(548)

Total operating expenses	10,477	12,946	(2,469)

Loss from operations	(10,477)	(12,946)	2,469
Other income	185	88	97

Loss before provision for income taxes	(10,292)	(12,858)	2,566
Provision for income taxes	37	14	23

Net loss	$(10,329)	$(12,872)	$2,543

Research and Development

Research and development expenses decreased $1.9 million, from $9.1 million for the three months ended June 30, 2016, to $7.2 million for the three months ended June 30, 2017. The decrease was primarily due to a $2.8 million restructuring charge related to the halt in investment in PNT2258 and a $0.9 million upfront license payment for the exclusive license of SRA141 incurred in the three months ended June 30, 2016, as well as a $0.7 million decrease in clinical trial costs for the three months ended June 30, 2017, due to the discontinuation of PNT2258 clinical trials. These decreased costs were partially offset by a $1.7 million increase in third-party manufacturing costs and a $0.8 million increase in research and support costs related to SRA737 and SRA141.

General and Administrative

General and administrative expenses decreased $0.5 million, from $3.8 million for the three months ended June 30, 2016 to $3.3 million for the three months ended June 30, 2017. The decrease was attributable to a $0.4 million decrease in business development costs, a $0.3 million decrease in restructuring costs related to the halt in investment in PNT2258 and a $0.2 million decrease in personnel costs, partially offset by a $0.4 million increase in professional fees and allocated overhead expenses.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

	Six Months Ended June 30,		Change $
	2017	2016
	(in thousands)
Operating expenses:
Research and development	$15,202	$15,751	$(549)
General and administrative	6,429	7,808	(1,379)

Total operating expenses	21,631	23,559	(1,928)

Loss from operations	(21,631)	(23,559)	1,928
Other income	281	171	110

Loss before provision for income taxes	(21,350)	(23,388)	2,038
Provision for income taxes	71	22	49

Net loss	$(21,421)	$(23,410)	$1,989

Research and Development

Research and development expenses decreased $0.5 million, from $15.8 million for the six months ended June 30, 2016, to $15.2 million for the six months ended June 30, 2017. The decrease was primarily due to a $2.8 million restructuring charge related to the halt in investment in PNT2258 and a $0.9 million upfront license payment for the exclusive license of SRA141 incurred in the six months ended June 30, 2016, as well as a $2.0 million decrease in the cost of clinical trials during the six months ended June 30, 2017, due to the discontinuation of PNT2258 clinical trials. These decreased costs were partially offset by a $3.2 million increase in third-party manufacturing costs and $2.0 million increase in research costs related to SRA737 and SRA141.

General and Administrative

General and administrative expenses decreased $1.4 million, from $7.8 million for the six months ended June 30, 2016 to $6.4 million for the six months ended June 30, 2017. The decrease was attributable to a $0.8 million decrease in business development costs, a $0.3 million decrease in professional fees and personnel-related costs and a $0.3 million decrease in restructuring costs related to the halt in investment in PNT2258.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have never generated revenue and have incurred significant net losses. Our net losses for the three and six months ended June 30, 2017 were $10.3 million and $21.4 million and for the three and six months ended June 30, 2016 were $12.9 million and $23.4 million. As of June 30, 2017, we had an accumulated deficit of $603.5 million. Our principal sources of liquidity as of June 30, 2017 were cash and cash equivalents of $116.7 million.

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

As of June 30, 2017, we did not have any outstanding borrowings or any debt arrangements.

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

To fund our current operating plans, we will need to raise additional capital. Our existing cash and cash equivalents will not be sufficient for us to complete development of our product candidates and, if applicable, to prepare for commercializing any product candidate that may receive approval. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities; however, we believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans through approximately mid-2019. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash used in operating activities	$(19,682)	$(19,553)
Cash used in investing activities	(74)	(155)
Cash provided by financing activities	27,445	105
Effect of foreign exchange rate changes on cash and cash equivalents	3	(27)

Net increase (decrease) in cash and cash equivalents	$7,692	$(19,630)

Cash Flows from Operating Activities

For the six months ended June 30, 2017, cash used in operating activities of $19.7 million was attributable to a net loss of $21.4 million, partially offset by $3.2 million in non-cash charges and a net change of $1.5 million in our net operating assets and liabilities. The non-cash charges consisted primarily of $3.0 million in stock-based compensation. The change in net operating assets and liabilities was primarily attributable to a $2.0 million payment to CRT Pioneer Fund (CPF) pursuant to our license agreement with CPF upon the successful transfer of the SRA737 clinical trials to us.

For the six months ended June 30, 2016, cash used in operating activities of $19.6 million was attributable to a net loss of $23.4 million, partially offset by $3.6 million in non-cash charges that consisted primarily of stock-based compensation and non-cash restructuring charges.

Cash Flows from Investing Activities

For the six months ended June 30, 2017 and 2016, cash used in investing activities of $0.1 million and $0.2 million, respectively, was primarily attributable to the purchase of property and equipment.

Cash Flows from Financing Activities

For the six months ended June 30, 2017, cash provided by financing activities of $27.4 million was primarily attributable to net proceeds received from the sale and issuance of our common stock upon our follow-on offering in February 2017.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $116.7 million as of June 30, 2017, which consisted primarily of bank deposits and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIERRA ONCOLOGY, INC.

Date: August 10, 2017	By:	/s/ Nick Glover
Dr. Nick Glover
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2017	By:	/s/ Sukhi Jagpal
Sukhi Jagpal
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Exhibit Filing Date	Filed/Furnished Herewith

10.1	Office Lease, dated June 12, 2017, by and between Sierra Oncology Canada ULC and The Cadillac Fairview Corporation Limited, as the duly authorized agent of Ontrea Inc. and Van885 West Georgia GP Ltd., the general partner of Van885 West Georgia LP.					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.