Form 10-Q
period 2017-09-30
Sierra Oncology, Inc.
filed 2017-11-08
CIK 1290149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

As of November 6, 2017, there were 52,296,443 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.

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

SIERRA ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$107,824	$109,007
Prepaid expenses and other current assets	1,745	1,343

Total current assets	109,569	110,350
Property and equipment, net	183	400
Other assets	313	223

TOTAL ASSETS	$110,065	$110,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued liabilities	$5,832	$5,121
Accounts payable	458	2,604

Total current liabilities	6,290	7,725

TOTAL LIABILITIES	6,290	7,725

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2017 and December 31, 2016; nil shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 52,268,443 and 30,370,946 shares issued and outstanding as of September 30, 2017 and December 31, 2016	52	30
Additional paid-in capital	717,201	685,272
Accumulated deficit	(613,478)	(582,054)

TOTAL STOCKHOLDERS’ EQUITY	103,775	103,248

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$110,065	$110,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$7,405	$12,323	$22,607	$28,074
General and administrative	2,778	2,960	9,207	10,768

Total operating expenses	10,183	15,283	31,814	38,842

Loss from operations	(10,183)	(15,283)	(31,814)	(38,842)
Other income	225	88	506	259

Loss before provision for income taxes	(9,958)	(15,195)	(31,308)	(38,583)
Provision for income taxes	37	14	108	36

Net loss	$(9,995)	$(15,209)	$(31,416)	$(38,619)

Net loss per common share, basic and diluted	$(0.19)	$(0.50)	$(0.64)	$(1.28)

Weighted-average shares used in computing net loss per common share, basic and diluted	52,268,443	30,331,616	49,080,049	30,198,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2016	30,370,946	$30	$685,272	$(582,054)	$103,248
Issuance of common stock for exercise of stock options	49,861	—	23	—	23
Cumulative effect of adoption of new accounting standard	—	—	8	(8)	—
Stock-based compensation	—	—	4,498	—	4,498
Issuance of common stock, net of offering costs of $2.1 million	21,847,636	22	27,400	—	27,422
Net loss	—	—	—	(31,416)	(31,416)

Balance — September 30, 2017	52,268,443	$52	$717,201	$(613,478)	$103,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,416)	$(38,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,498	3,965
Depreciation	228	151
Non-cash restructuring charges	—	811
Other	30	36
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(483)	(843)
Accrued liabilities	681	7,184
Accounts payable	(2,093)	(184)

Net cash used in operating activities	(28,555)	(27,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(92)	(196)
Change in restricted cash	13	25
Proceeds from sale of property and equipment	—	43

Net cash used in investing activities	(79)	(128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon follow-on offering, net of offering costs	27,422	—
Proceeds from exercise of common stock options	23	194
Payment of deferred offering costs	—	(15)

Net cash provided by financing activities	27,445	179

Effect of foreign exchange rate changes on cash and cash equivalents	6	(50)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,183)	(27,498)
CASH AND CASH EQUIVALENTS — Beginning of period	109,007	150,180

CASH AND CASH EQUIVALENTS — End of period	$107,824	$122,682

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$221	$94

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accrued liabilities	$5	$10

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2017, the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016, the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 and the condensed consolidated statement of stockholders’ equity as of September 30, 2017 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The condensed consolidated financial data disclosed in these notes to the condensed consolidated financial statements related to the three- and nine-month periods are also unaudited. The condensed consolidated results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2016 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 2, 2017.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expense during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to the fair value of stock options issued, accruals such as research and development costs, and recoverability of the Company’s net deferred tax assets and related valuation allowance. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the U.S. Dollar. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the average exchange rate in effect during the period. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are recorded at historical exchange rates. Gains and losses related to remeasurement are recorded in other income in the condensed consolidated statements of operations. The net foreign exchange transaction gains (losses) included in other income in the accompanying condensed consolidated statements of operations was insignificant for the three and nine months ended September 30, 2017 and 2016.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of funds invested in readily available checking and savings accounts and highly liquid investments in money market funds.

Restricted Cash

Restricted cash represents collateral for a corporate credit card facility and security deposits required for facility leases. Restricted cash consists of funds invested in a money market fund. As of September 30, 2017 and December 31, 2016, restricted cash of $0.2 million was included in other assets in the accompanying condensed consolidated balance sheets.

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

Fair Value of Financial Instruments

The Company’s cash and cash equivalents, restricted cash, other current assets, accounts payable, and accrued liabilities approximate their fair value at September 30, 2017 and December 31, 2016, due to their short duration.

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

Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 — Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3 — Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

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

3. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period without consideration for common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. As of September 30, 2017 and September 30, 2016, 7,685,449 and 6,629,163 outstanding options to purchase common stock, respectively, were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been antidilutive.

4. Fair Value Measurements

The Company measures and reports its cash equivalents and restricted cash at fair value. The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$107,046	$—	$—	$107,046
Restricted money market funds	188	—	—	188

Total financial assets	$107,234	$—	$—	$107,234

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$107,043	$—	$—	$107,043
Restricted money market funds	200	—	—	200

Total financial assets	$107,243	$—	$—	$107,243

Money market funds and restricted money market funds are measured at fair value on a recurring basis using quoted prices and are classified as a Level 1 input.

There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2017.

5. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Cash	$778	$1,964
Cash equivalents:
Money market accounts	107,046	107,043

Total cash and cash equivalents	$107,824	$109,007

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Prepaid research and development project costs	$540	$515
Prepaid insurance	716	511
Other receivables	96	70
Other	393	247

Total prepaid expenses and other current assets	$1,745	$1,343

Property and Equipment, net

Property and equipment, net consists of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Computer equipment	$240	$255
Software	254	242
Leasehold improvements	79	110
Furniture and fixtures	3	45

Property and equipment, gross	576	652
Less: accumulated depreciation	(393)	(252)

Total property and equipment, net	$183	$400

Depreciation related to the Company’s property and equipment was $0.1 million and $0.2 million for the three and nine months ended September 30, 2017, and was $45,000 and $0.2 million for the three and nine months ended September 30, 2016.

During the nine months ended September 30, 2016, as a result of the decision to halt investment in PNT2258, the Company recorded impairment charges of $0.1 million on its lab equipment (Note 10).

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Accrued research and development costs	$3,382	$1,600
Accrued employee-related costs	1,749	2,084
Accrued professional fees	393	381
Accrued restructuring costs (Note 10)	110	763
Other	198	293

Total accrued liabilities	$5,832	$5,121

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

In May 2016, the Company entered into an exclusive license agreement (Carna License Agreement) with Carna Biosciences, Inc. (Carna) for worldwide rights to develop and commercialize SRA141, a small molecule kinase inhibitor targeting Cdc7. In exchange for this exclusive right, the Company paid Carna an upfront payment of $0.9 million in June 2016. The Company will be required to pay Carna milestone payments of up to an aggregate of $270.0 million upon achievement of certain developmental, regulatory and commercial milestone events, which will be accrued once they are considered probable of occurring. As of September 30, 2017, the Company had not recorded any milestone payments to Carna. In addition, the Company is required to pay Carna tiered single-digit royalties on net sales of product candidates (as defined under the Carna License Agreement).

Lease Agreements

In February 2015, the Company entered into an operating lease agreement to sublease office space in Vancouver, Canada. The operating lease agreement expires on February 27, 2018. Under the terms of the agreement, the Company issued a letter of credit to the sublessor on closing, which was collateralized by a restricted deposit of $13,000 at September 30, 2017. In June 2017, the Company entered into a new operating lease agreement to continue leasing the office space in Vancouver, Canada commencing March 1, 2018. The new lease expires on February 28, 2023 and can be extended for an additional term of 5 years.

In January 2016, the Company entered into an operating lease agreement to lease office space near San Francisco, California. The operating lease agreement expires on April 30, 2019. In September 2017, the Company entered into a sublease agreement to sublet the premises to a third party until April 30, 2019. The fair value of the remaining contractual obligation, net of sublease income, as of the cease-use date was $0.1 million and was included in accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2017.

In addition to base rent, these leases require payment of taxes and other operating costs. These operating costs are not included in the table below.

As of September 30, 2017, the aggregate future non-cancelable minimum lease payments associated with these operating leases are as follows:

Years Ending December 31:	Operating Leases
(in thousands)
Remainder of 2017	$91
2018	412
2019	274
2020	227
2021	230
Thereafter	184

Total (a)	$1,418

(a)	Minimum lease payments have not been reduced by minimum sublease rentals of $0.2 million due in the future under sublease.

The total rent expense was $0.1 million and $0.4 million for the three and nine months ended September 30, 2017, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2016.

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

	September 30, 2017	December 31, 2016
Outstanding stock options	7,685,449	6,543,654
Shares reserved for future option grants	1,415,702	1,392,521
Shares reserved under the 2015 employee stock purchase plan	700,000	700,000

Total common stock reserved for issuance	9,801,151	8,636,175

8. Stock-Based Compensation

In the accompanying condensed consolidated statements of operations, the Company recognized stock-based compensation expense for its employees and non-employees as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Research and development	$1,003	$863	$3,024	$2,624
General and administrative	457	436	1,474	1,341

Total stock-based compensation	$1,460	$1,299	$4,498	$3,965

Determination of Fair Value

The estimated grant-date fair values of all of the Company’s stock-based awards were calculated using the Black-Scholes option pricing model, based on assumptions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected term (in years)	6.1	5.1 – 9.9	5.3 – 7.0	5.1 – 9.9
Expected volatility	87%	80 – 86%	86 – 96%	77 – 86%
Risk-free interest rate	1.8 – 2.1%	1.1 – 1.5%	1.8 – 2.3%	1.1 – 1.9%
Expected dividend rate	—%	—%	—%	—%

On January 1, 2017, the Company adopted FASB ASU No. 2016-09 (ASU 2016-09), Compensation — Stock Compensation (Topic 718) using the modified retrospective approach, including making an accounting policy election to account for forfeitures when they occur, and thus recorded a $8,000 retrospective adjustment to retained earnings included in the accompanying condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2017. In accordance with this standard, all tax effects related to share-based payments are recorded as part of the provision for income taxes including any accumulated excess tax benefits or deficiencies. Since the Company has incurred net losses since its inception and maintains a full valuation allowance on its net U.S. deferred tax assets, adoption of the new guidance had no significant impact on the accompanying consolidated statements of operations or cash flow presentation.

Equity Incentive Plans

2015 Plan

The 2015 Equity Incentive Plan (2015 Plan) became effective on July 14, 2015. As of September 30, 2017, 6,453,045 shares were reserved for issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will increase automatically on January 1 of each calendar year 2016 through 2025 by the number of shares equal to 4% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. The Company’s Board of Directors or Compensation Committee may reduce the amount of the increase in any particular year. The exercise price of each stock-based award issued under the 2015 Plan is required to be no less than the fair value of the Company’s capital stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement.

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

A summary of activity under the 2008 Plan and 2015 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Options (in thousands)
Outstanding — December 31, 2016	1,392,521	6,543,654	$3.44	8.82	$888
Awards authorized	1,214,837
Options granted	(1,444,425)	1,444,425	1.43
Options exercised	—	(49,861)	0.46
Options forfeited/cancelled	252,769	(252,769)	3.85

Outstanding — September 30, 2017	1,415,702	7,685,449	$3.07	8.35	$1,100

Exercisable — September 30, 2017		3,796,870	$2.97	7.76	$942

Vested and expected to vest — September 30, 2017		7,685,449	$3.07	8.35	$1,100

The weighted-average grant date fair values of options granted during the three and nine months ended September 30, 2017 was $1.01 and $1.07 per share, and $1.26 and $2.20 per share during the three and nine months ended September 30, 2016. The aggregate intrinsic value of options exercised was $0.1 million for the nine months ended September 30, 2017, and $0.2 million and $1.2 million for the three and nine months ended September 30, 2016. No options were exercised during the three months ended September 30, 2017. The total grant date fair value of options vested for the three and nine months ended September 30, 2017 was $1.4 million and $5.1 million, and $0.9 million and $4.4 million during the three and nine months ended September 30, 2016.

As of September 30, 2017, total unrecognized stock-based compensation related to unvested stock options was $10.9 million. These costs are expected to be recognized over a remaining weighted-average period of 2.0 years as of September 30, 2017.

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

Under the ESPP, participants are offered the option to purchase shares of the Company’s common stock at a 15% discount during a series of discrete offering periods, subject to any plan limitations. The ESPP will not become effective until such time as the Compensation Committee determines in the future, and as of September 30, 2017, the initial offering periods had not commenced. As of September 30, 2017, no shares of common stock have been issued to employees participating in the ESPP and 700,000 shares were available for issuance under the ESPP.

9. Income Taxes

The Company did not record a provision for U.S. federal income taxes for the three and nine months ended September 30, 2017 because it expects to generate a loss for the year ended December 31, 2017. The income tax expense of $37,000 and $0.1 million for the three and nine months ended September 30, 2017, and $14,000 and $36,000 for the three and nine months ended September 30, 2016, represented foreign taxes.

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

The following table summarizes restructuring activities for the three months ended September 30, 2017:

	Contract Termination	Employee Termination	Total
	(in thousands)
Accrual balance at June 30, 2017	$204	$2	$206
Adjustments to research and development expense	(38)	—	(38)
Cash payments	(56)	(2)	(58)

Accrual balance at September 30, 2017	$110	$—	$110

The following table summarizes restructuring activities for the nine months ended September 30, 2017:

	Contract Termination	Employee Termination	Total
	(in thousands)
Accrual balance at December 31, 2016	$664	$99	$763
Adjustments to research and development expense	(112)	—	(112)
Cash payments	(442)	(99)	(541)

Accrual balance at September 30, 2017	$110	$—	$110

Adjustments to research and development expense represent revisions to estimated costs to close the PNT2258 Phase 2 clinical trials. The accrual balance is currently expected to be substantially paid by the end of 2017.

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

Our lead product candidate, SRA737, is a potent, highly selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1). Chk1 is a key regulator of important cell cycle checkpoints and central mediator of the DDR network. In cancer cells, intrinsic replication stress is induced by factors such as oncogenes (e.g., MYC or RAS), genetic mutations in DNA repair machinery (e.g. BRCA1 or FA), loss of function in tumor suppressors (e.g., TP53 or ATM) or other genomic alterations, and results in persistent DNA damage and genomic instability leading to an increased dependency on Chk1 for survival. Targeted inhibition of Chk1 by SRA737 may therefore be synthetically lethal to cancer cells with elevated intrinsic replication stress and have utility as a monotherapy in a range of tumor indications.

Chk1 is also believed to facilitate tumor cell resistance to modalities that induce exogenous replication stress, such as chemotherapy or radiation-induced DNA damage. As such, the combination of SRA737 with these agents may provide synergistic anti-tumor activity as well. Importantly, the oral bioavailability of SRA737 may afford greater dosing flexibility for both monotherapy and combination therapy settings than is possible with intravenously administered agents.

We are pursuing an innovative development plan for SRA737, which is currently being evaluated in two Phase 1 clinical trials in patients with advanced cancer. The first trial is intended to evaluate SRA737’s potential to induce synthetic lethality as monotherapy, while the second trial is intended to evaluate the combination of SRA737 potentiated by subtherapeutic, low-dose gemcitabine. In January 2017, we successfully transferred sponsorship of these two trials to us and in May 2017, we received clearance to enhance these studies by incorporating the prospective enrollment of patients with genetically-defined tumors that harbor genomic alterations hypothesized to confer sensitivity to Chk1 inhibition via synthetic lethality. We currently plan to provide an update on the SRA737 development program in February 2018 and we anticipate reporting interim clinical results at a medical conference in the second half of 2018.

Concurrently, we are conducting preclinical research evaluating SRA737 in combination with other DDR-targeted agents, including poly ADP ribose polymerase (PARP) inhibitors, as well as with immuno-oncology therapeutics, that may guide a potential next wave of clinical development for our asset, possibly further broadening its therapeutic utility.

We are also advancing SRA141, a potent, selective, orally bioavailable small molecule inhibitor of cell division cycle 7 kinase (Cdc7). Cdc7 is a key regulator of DNA replication and is involved in the DDR network, making it a compelling emerging target for the potential treatment of a broad range of tumor types. SRA141 is currently undergoing preclinical research in preparation for an IND filing. Given our near-term focus on broadening the development program for our lead asset SRA737, we are evaluating when best to advance SRA141 into the clinic within the context of our current operational and capital resources.

We retain the global commercialization rights to both SRA737 and SRA141.

Since inception, we have devoted substantially all of our resources to research and development activities, including the clinical development of our former lead product candidate PNT2258 and our current product candidates SRA737 and SRA141, and providing general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. Our net losses were $10.0 million and $31.4 million for the three and nine months ended September 30, 2017 and $15.2 million and $38.6 million for the three and nine months ended September 30, 2016. As of September 30, 2017, we had an accumulated deficit of $613.5 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest to further develop our product candidates, SRA737, a small molecule inhibitor targeting Chk1 and SRA141, a small molecule inhibitor targeting Cdc7;

•	achieve development milestones that trigger payments due to our licensors;

•	acquire or in-license additional product candidates and technologies;

•	develop additional product candidates;

•	hire additional clinical, scientific, drug development and management personnel, as well as personnel to support any future commercialization efforts;

•	invest in scaling our manufacturing capacity to support development and our global commercialization strategy;

•	seek regulatory and marketing approvals for any product candidates that we may develop;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;

•	defend against lawsuits;

•	maintain, expand and protect our intellectual property portfolio; and

•	add operational, financial and management information systems and personnel to continue to operate as a public company.

We have funded our operations to date primarily from the issuance and sale of our common stock through public offerings, and our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through debt financings and exercises of our preferred stock warrants. As of September 30, 2017, we had cash and cash equivalents of $107.8 million.

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

We did not record a provision for U.S. federal income taxes for the three and nine months ended September 30, 2017 because we expect to generate a loss for the year ended December 31, 2017. Our tax expense relates to income taxes in Canada and Australia. Our net U.S. deferred tax assets continue to be offset by a full valuation allowance.

Utilization of net operating loss and research and development credit carryforwards to offset taxable income are subject to an annual limitation, pursuant to Internal Revenue Code (IRC) Sections 382 and 383. As a result of stock offerings that occurred prior to 2016, subsequent changes in our stock ownership, and our public offering in February 2017, an ownership change under Section 382 is deemed to have occurred. As such, all of the accumulated U.S. federal and state operating loss carryforwards and the net tax credit carryforwards incurred prior to the ownership change will not be available for future use. The loss of these attributes does not have any impact on our financial statements since the net U.S. deferred tax assets are offset by a full valuation allowance.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

	Three Months Ended September 30,		Change $
	2017	2016
	(in thousands)
Operating expenses:
Research and development	$7,405	$12,323	$(4,918)
General and administrative	2,778	2,960	(182)

Total operating expenses	10,183	15,283	(5,100)

Loss from operations	(10,183)	(15,283)	5,100
Other income	225	88	137

Loss before provision for income taxes	(9,958)	(15,195)	5,237
Provision for income taxes	37	14	23

Net loss	$(9,995)	$(15,209)	$5,214

Research and Development

Research and development expenses decreased $4.9 million, from $12.3 million for the three months ended September 30, 2016, to $7.4 million for the three months ended September 30, 2017. The decrease was primarily due to a $7.0 million upfront fee for the exclusive license of SRA737 and a $2.0 million fee that was due upon the successful transfer of two ongoing clinical trials to us in accordance with the license agreement incurred in the three months ended September 30, 2016. These decreased costs were partially offset by a $1.7 million increase in clinical trial costs, a $1.2 million increase in third-party manufacturing costs, a $0.6 million increase in research and support costs related to SRA737 and SRA141, a $0.2 million increase in personnel and other overhead costs incurred during the three months ended September 30, 2017, and by a $0.4 million restructuring charge adjustment made in the three months ended September 30, 2016.

General and Administrative

General and administrative expenses decreased $0.2 million, from $3.0 million for the three months ended September 30, 2016 to $2.8 million for the three months ended September 30, 2017. The decrease was primarily attributable to a $0.2 million decrease in business development costs.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

	Nine Months Ended September 30,		Change $
	2017	2016
	(in thousands)
Operating expenses:
Research and development	$22,607	$28,074	$(5,467)
General and administrative	9,207	10,768	(1,561)

Total operating expenses	31,814	38,842	(7,028)

Loss from operations	(31,814)	(38,842)	7,028
Other income	506	259	247

Loss before provision for income taxes	(31,308)	(38,583)	(7,275)
Provision for income taxes	108	36	72

Net loss	$(31,416)	$(38,619)	$7,203

Research and Development

Research and development expenses decreased $5.5 million, from $28.1 million for the nine months ended September 30, 2016, to $22.6 million for the nine months ended September 30, 2017. The decrease was primarily due to a $7.0 million upfront fee for the exclusive license of SRA737 and a $2.0 million fee that was due upon the successful transfer of two ongoing clinical trials to us in accordance with the license agreement, a $2.4 million restructuring charge related to the halt in investment in PNT2258, and a $0.9 million upfront payment for the exclusive license of SRA141 incurred in the nine months ended September 30, 2016. These decreased costs were partially offset by a $4.4 million increase in third-party manufacturing costs and a $2.4 million increase in research and other costs related to SRA737 and SRA141 during the nine months ended September 30, 2017.

General and Administrative

General and administrative expenses decreased $1.6 million, from $10.8 million for the nine months ended September 30, 2016 to $9.2 million for the nine months ended September 30, 2017. The decrease was attributable to a $1.0 million decrease in business development costs, a $0.4 million decrease in restructuring costs related to the halt in investment in PNT2258, and a $0.2 million decrease in personnel-related costs, professional fees and allocated overhead.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have never generated revenue and have incurred significant net losses. Our net losses for the three and nine months ended September 30, 2017 were $10.0 million and $31.4 million and for the three and nine months ended September 30, 2016 were $15.2 million and $38.6 million. As of September 30, 2017, we had an accumulated deficit of $613.5 million. Our principal sources of liquidity as of September 30, 2017 were cash and cash equivalents of $107.8 million.

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

As of September 30, 2017, we did not have any outstanding borrowings or any debt arrangements.

We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest to further develop our product candidates, SRA737, a small molecule inhibitor of Chk1 and SRA141, a small molecule inhibitor targeting Cdc7;

•	achieve development milestones that trigger payments due to our licensors;

•	acquire or in-license additional product candidates and technologies;

•	develop additional product candidates;

•	hire additional clinical, scientific, drug development and management personnel, as well as personnel to support any future commercialization efforts;

•	invest in scaling our manufacturing capacity to support development and our global commercialization strategy;

•	seek regulatory and marketing approvals for any product candidates that we may develop;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;

•	defend against lawsuits;

•	maintain, expand and protect our intellectual property portfolio; and

•	add operational, financial and management information systems and personnel, to continue to operate as a public company.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash used in operating activities	$(28,555)	$(27,499)
Cash used in investing activities	(79)	(128)
Cash provided by financing activities	27,445	179
Effect of foreign exchange rate changes on cash and cash equivalents	6	(50)

Net decrease in cash and cash equivalents	$(1,183)	$(27,498)

Cash Flows from Operating Activities

For the nine months ended September 30, 2017, cash used in operating activities of $28.6 million was attributable to a net loss of $31.4 million, partially offset by $4.8 million in non-cash charges and a net change of $1.9 million in our net operating assets and liabilities. The non-cash charges consisted primarily of $4.5 million in stock-based compensation. The change in net operating assets and liabilities was primarily attributable to a $2.0 million payment to CRT Pioneer Fund (CPF) pursuant to our license agreement with CPF upon the successful transfer of the SRA737 clinical trials to us.

For the nine months ended September 30, 2016, cash used in operating activities of $27.5 million was attributable to a net loss of $38.6 million, partially offset by $5.0 million in non-cash charges and a net change of $6.2 million in our net operating assets and liabilities. The non-cash charges consisted primarily of $4.0 million in stock-based compensation and $0.8 million in non-cash restructuring charges. The change in net operating assets and liabilities was primarily attributable to a $9.0 million charge related to the exclusive license of SRA737 to us pursuant to a license agreement with CPF, which was included in accrued research and development costs.

Cash Flows from Investing Activities

For the nine months ended September 30, 2017 and September 30, 2016, cash used in investing activities of $0.1 million and $0.2 million, respectively, was primarily attributable to the purchase of property and equipment. Cash used in investing activities for the nine months ended September 30, 2016 was partially offset by proceeds from the sale of property and equipment.

Cash Flows from Financing Activities

For the nine months ended September 30, 2017, cash provided by financing activities of $27.4 million was primarily attributable to net proceeds received from the sale and issuance of our common stock upon our follow-on offering in February 2017.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $107.8 million as of September 30, 2017, which consisted primarily of bank deposits and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

Foreign Currency Risk

Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A substantial majority of our expenses are denominated in U.S. Dollars, with the remainder in Canadian Dollars, British Pounds and Australian Dollars. Our condensed consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have a material impact on our operating loss.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

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

SIERRA ONCOLOGY, INC.

Date: November 8, 2017	By:	/s/ Nick Glover
Dr. Nick Glover
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2017	By:	/s/ Sukhi Jagpal
Sukhi Jagpal
Chief Financial Officer
(Principal Financial Officer)