Form 10-K
period 2017-12-31
Sierra Oncology, Inc.
filed 2018-02-27
CIK 1290149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 001-37490

Sierra Oncology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0138994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o 2150 – 885 West Georgia Street Vancouver, British Columbia, Canada	V6C 3E8
(Address of principal executive offices)	(Zip Code)

(604) 558-6536

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the

Act.     YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of common stock held by non-affiliates of the registrant calculated based on the closing price of $1.17 of the registrant’s common stock as reported on The Nasdaq Global Market on June 30, 2017, the last business day of the registrant’s most recently completed second quarter, was $50.7 million.

The number of shares of Registrant’s Common Stock outstanding as of February 23, 2018 was 52,454,181

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2018 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the end of the Registrant’s 2017 fiscal year and is incorporated by reference into Part III of this Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Annual Report) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and section 27A of the Securities Act of 1933, as amended (Securities Act). All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future clinical development activities, expected timing and results of clinical trials, future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.

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

Overview

We are a clinical stage drug development company advancing targeted therapeutics for the treatment of patients with cancer. We are focused on developing an emerging pipeline of next generation therapies that target the DNA Damage Response (DDR) network. We have a highly experienced management team with a proven track record of success in oncology drug development. We are an ambitious company, oriented towards achieving the successful registration and commercialization of our product candidates.

Our lead product candidate, SRA737, is a potent, highly selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1). Chk1 is a key regulator of cell cycle progression and the DDR replication stress response. In cancer cells, intrinsic replication stress (RS) is induced by factors such as oncogenes (e.g., MYC or CCNE1), genetic mutations in DNA repair machinery (e.g., BRCA1 or FA), genetic mutations leading to a dysregulated cell cycle (e.g., TP53 or RAD50) or other genomic alterations. This replication stress results in persistent DNA damage and genomic instability leading to an increased dependency on Chk1 for survival. Targeted inhibition of Chk1 by SRA737 may therefore be synthetically lethal to cancer cells with elevated intrinsic replication stress and have utility as a monotherapy in a range of tumor indications.

The combination of SRA737 with other modalities, such as other agents that target the DDR network and certain chemotherapeutics, may also provide synergistic anti-tumor activity via a variety of potential biological mechanisms. Importantly, the oral bioavailability of SRA737 may afford greater dosing flexibility for both monotherapy and combination therapy settings than is possible with intravenously administered agents.

We are pursuing an innovative development plan for SRA737, which is currently being evaluated in two Phase 1/2 clinical trials in patients with advanced cancer. Our SRA737-01 trial is intended to evaluate SRA737’s potential to induce synthetic lethality as monotherapy, while the SRA737-02 trial is intended to evaluate the combination of SRA737 potentiated by subtherapeutic, low-dose gemcitabine.

In January 2017, we successfully transferred sponsorship of these two trials from the prior sponsor to the company and in May 2017, we received clearance to enhance these studies by incorporating the prospective enrollment of patients with genetically-defined tumors that harbor genomic alterations hypothesized to confer sensitivity to Chk1 inhibition via synthetic lethality. In June 2017, we presented these innovative clinical designs in two Trials in Progress posters at the 2017 American Society of Clinical Oncology (ASCO) Annual Meeting.

On February 27, 2018, we provided an update on our SRA737 and SRA141 development programs. For the SRA737-01 Phase 1/2 Monotherapy trial, we reported that the Dose Escalation Phase 1 portion of the study was in the final stages of optimizing the SRA737 dose regimen and the Cohort Expansion Phase 2 portion was ongoing. We reported that the Phase 2 portion of the study was being expanded to include a sixth indication (CCNE1-driven ovarian cancer) and that target enrollment for the Phase 2 portion would total 120 patients across six genetically-defined cohorts. We also reported that we would be expanding the number of sites recruiting patients into the trial from three active sites (as of the third quarter of 2017) to fifteen active sites at leading centers across the United Kingdom. The Cohort Expansion Phase 2 portion of the study is expected to report preliminary data in the fourth quarter of 2018.

For the SRA737-02 Phase 1/2 Low-Dose Gemcitabine Combination trial, we reported significant progress in the Dose Escalation Phase 1 portion of the study and announced that the Cohort Expansion Phase 2 portion was anticipated to commence in the second quarter of 2018 with Phase 2 portion targeting enrollment of 80 genetically-selected patients across four indications. An update on the study is expected to be reported in the fourth quarter of 2018.

Concurrently, we are designing clinical trials and conducting preclinical research evaluating SRA737 in combination with other DDR-targeted agents, including poly ADP-ribose polymerase (PARP) inhibitors, as well as with immuno-oncology therapeutics, that will guide the next planned wave of clinical development for our asset, potentially further broadening its therapeutic utility. Subsequent to the end of 2017, we announced an agreement with Janssen Research & Development, LLC (Janssen), under which they have agreed to supply us with TESARO’s ZEJULA® (niraparib), facilitating the planned initiation of a PARP inhibitor combination trial with SRA737 for the treatment of prostate cancer in the fourth quarter of 2018. We are also currently designing a clinical study evaluating SRA737 in combination with immuno-oncology agents, which potentially could be submitted to regulatory authorities in the fourth quarter of 2018.

We are also advancing SRA141, a potent, selective, orally bioavailable small molecule inhibitor of cell division cycle 7 kinase (Cdc7). Cdc7 is a key regulator of DNA replication and is involved in the DDR network, making it a compelling emerging target for the potential treatment of a broad range of tumor types. SRA141 is currently undergoing preclinical research in preparation for an Investigational New Drug Application (IND) submission to the U.S. Food and Drug Administration (FDA) expected in the second half of 2018.

We retain the global commercialization rights to both SRA737 and SRA141.

Our Strategy

Key elements of our business strategy are to:

•	Enhance and Expedite the Clinical Development of SRA737. We plan to advance our lead product candidate, SRA737, for the treatment of a broad range of cancers, initially focusing on indications where we believe SRA737 has the best potential for demonstrating anti-tumor activity and where there is a significant unmet medical need. The two Phase 1/2 clinical trials for SRA737 currently underway in the United Kingdom are designed to evaluate the safety, tolerability and preliminary efficacy of SRA737 both as monotherapy and in combination with low-dose gemcitabine. Within these trials, we are evaluating the efficacy of SRA737 in prospectively-selected subjects with genetically defined tumors predicted to be more likely to derive benefit from Chk1 inhibition. These studies are designed to help assess potential patient selection strategies for further clinical development.

•	Pursue a Multi-Faceted Development Strategy for SRA737 and SRA141 Across Many Oncology Indications. We intend to expand the commercial market opportunities for SRA737 by exploring its potential to treat a wide variety of cancer indications, as monotherapy and in combination with other therapeutic agents, including chemotherapy, DDR-targeting agents and immuno-oncology agents. The DDR network in general, and Chk1 and Cdc7 specifically, have been implicated as biologically-relevant across a wide variety of solid tumors, including colorectal, bladder, head and neck, lung, ovarian, and prostate cancer, which could provide multiple development opportunities for both SRA737 and SRA141.

•	Maximize the Global Commercial Value of our Product Candidates. As we further develop our product candidates, we plan to build a commercial infrastructure with the capability to directly market our products, once approved, to oncologists in North America and possibly other major geographies that are core to our commercial strategy. We plan to enter into collaborations for the marketing and commercialization of our products in additional geographies at an appropriate time.

•	Broaden our Proprietary Pipeline by Acquiring Product Candidates. We plan to opportunistically acquire additional oncology product candidates through in-licensing or other strategic opportunities in order to expand our pipeline and leverage the full potential of our development capabilities.

Background on DDR and its Role in Cancer

Cancer is a leading cause of death in the developed world and the second leading cause of death in the United States, with more than 600,000 deaths and approximately 1.7 million new cases estimated to occur in the United

States in 2017, according to the American Cancer Society (ACS). The International Agency for Research on Cancer projects that in 2030, 21.7 million people will be diagnosed with cancer and 13 million will die of cancer in that year worldwide.

The most common methods of treating patients with cancer are surgery, radiation and drug therapy. A cancer patient often receives treatment with a combination of these methods. Surgery and radiation therapy are particularly effective for patients in whom the disease is localized. Physicians generally use systemic drug therapies in situations where the cancer has spread beyond the primary site or cannot otherwise be treated through surgery or radiation. The goal of drug therapy is to kill cancer cells or to damage cellular components required for the rapid growth and survival of cancer cells. In many cases, drug therapy entails the administration of several different drugs in combination. Over the past several decades, drug therapy has evolved from non-specific drugs that kill both healthy and cancerous cells, to drugs that target specific molecular pathways to preferentially kill cancer cells. While heightened vigilance, new diagnostic tests, combination regimens and targeted therapies have resulted in improvements in overall survival for some cancer patients, we believe that there is still a necessity for continued innovation in the treatment of cancer.

Our genomic DNA is continuously subject to damage due to external sources, such as chemicals, radiation and viruses, or internal sources, such as reactive oxygen species generated during cellular metabolism or the process of DNA replication itself. Our cells have developed a highly coordinated array of mechanisms to monitor and detect DNA damage, pause the cell cycle, and resolve DNA damage in order to maintain genomic integrity, that are collectively known as the DNA Damage Response (DDR) network.

While the DDR network is instrumental in maintaining genomic integrity in normal cells, mutations within the network occur frequently in certain cancers resulting in genomic instability, an established hallmark of cancer and enabler of mutagenesis. The genomic instability and mutational capacity of tumors provides them with a selective advantage over normal cells by enabling continual proliferation and survival, as well as by engendering adaptive mechanisms for developing resistance to chemotherapy and other standards-of-care. Tumor cells accommodate genomic instability despite the genetic mutation of certain DDR and cell cycle genes through an enhanced dependency on the remaining components of the DDR network.

In contrast, non-transformed normal cells have redundant cell cycle checkpoints and multiple complementary DNA repair pathways, which should render them less sensitive to DDR targeting agents. This strategy has been likened to striking at an “Achilles’ heel” of cancer, and therapeutic strategies increasingly are focusing on targeting the DDR network to exploit this intrinsic weakness of tumors.

Research into the DDR network has already contributed to the discovery of new treatments for cancer patients. Poly ADP-Ribose Polymerase inhibitors (PARPi) are the first approved DDR-targeting drugs. These agents demonstrate robust efficacy in patients with underlying defects in homologous recombination repair (HRR), an important DNA repair pathway within the DDR network.

Notwithstanding this success, the DDR network represents fertile ground for the development of new cancer therapies. While PARPi’s represent a major advance in the treatment of cancers with HRR deficiencies, other DDR targets with distinct biological functions are likely to provide broad benefit to patients whose tumors harbor distinct DDR network alterations. Among these emerging targets are Chk1 and Cdc7, where recent clinical and preclinical research suggest significant therapeutic potential through modulation of these proteins in hyperproliferating tumors with DDR alterations and genomic instability. Our DDR program is oriented to expanding beyond the scope of PARP inhibitors by striking at targets that control DNA replication, cell cycle progression and unique aspects of the DDR network.

Chk1 – A Central Regulator of the DDR Replication Stress Response

One of the hallmarks of cancer is genomic instability. A major source of genomic instability is a dysregulated cell cycle and aberrant DNA replication, resulting in a state of high replication stress. High RS is manifested by stalled replication forks which expose fragile single stranded DNA that are prone to DNA damage. A major source of genomic instability in certain tumors arises as a consequence of dysregulated cell cycle checkpoints and aberrant DNA replication, resulting in high replication stress, which is manifested by stalled replication forks and associated DNA damage.

Checkpoint kinase 1 (Chk1) is a serine-threonine kinase and master regulator of cell cycle progression and the DDR replication stress response. Chk1 regulates multiple cell-cycle phases, temporarily inhibiting the progression of cell replication and division in order to ensure proper replication of the genome and repair of collapsed or damaged replication forks. Chk1 stabilizes stalled replication forks, manages origin firing to avoid further replication stress, and mediates DNA repair via homologous recombination in the event of fork collapse. Tumors with high RS become reliant on Chk1 to mitigate the potentially catastrophic consequences of excess genomic instability. As such, Chk1 represents a promising therapeutic target in cancers with high RS, as inhibiting Chk1 drives excessive genomic instability which can result in replication catastrophe and tumor cell death.

Functional alterations in genes such as CCNE1, MYC, RAS, ATM, BRCA1, BRCA2, and TP53, which are prevalent in certain cancer cells, have been demonstrated to significantly increase RS. In such cancer cells, high levels of intrinsic RS result in near threshold levels of genomic instability. Consistent with this observation, inhibition of Chk1 has been shown to be synthetically lethal to cancer cells harboring these genomic alterations.

The standard chemotherapeutic drug gemcitabine profoundly depletes DNA replication building blocks, thereby functioning as a profound extrinsic inducer of replication stress, even at subtherapeutic concentrations. This provides a unique opportunity to potentially treat tumors harboring varying degrees of intrinsic replication stress with this novel combination.

Our Lead Product Candidate – SRA737, a Potent, Highly Selective, Orally Bioavailable Chk1 Inhibitor

Overview

SRA737 is a potent, highly selective, orally bioavailable small molecule inhibitor of Chk1 being investigated in two Phase 1/2 clinical trials that were initiated in the third quarter of 2016 in the United Kingdom under a Clinical Trial Authorization (CTA). SRA737 was licensed to us in September 2016 and in January 2017, we successfully transferred sponsorship of the trials to Sierra. In May 2017, we received clearance to enhance these studies by incorporating the prospective enrollment of patients with genetically-defined tumors.

SRA737-01 Phase 1/2 Monotherapy Trial

This clinical study is evaluating SRA737 monotherapy in subjects with genetically-defined tumors that harbor genomic alterations linked to increased replication stress, and therefore hypothesized to be more sensitive to Chk1 inhibition. The multicenter, open-label Phase 1/2 trial consists of two phases, a Dose Escalation Phase 1 and a Cohort Expansion Phase 2.

On February 27, 2018, we provided an update on the SRA737 development program. For the SRA737-01 Phase 1/2 Monotherapy trial, we reported that the Dose Escalation Phase 1 portion of the study was in the final stages of optimizing the SRA737 dose regimen and that the Cohort Expansion Phase 2 portion of the study was ongoing, enrolling genetically-defined patients into five specific indications, including locally advanced or metastatic:

•	castration-resistant prostate cancer (mCRPC);

•	high grade serous ovarian cancer (HGSOC);

•	non-small cell lung cancer (NSCLC);

•	head and neck squamous cell carcinoma (HNSCC) or squamous cell carcinoma of the anus (SCCA); and

•	colorectal cancer (mCRC).

We also reported that the Cohort Expansion Phase 2 portion of the study was being expanded to include a sixth indication, CCNE1-driven HGSOC, and would in aggregate target enrollment of 120 patients across the six genetically-defined cohorts. We are expanding the number of sites recruiting patients into the trial from three active sites (as of the third quarter of 2017) to fifteen leading centers across the United Kingdom. The Cohort Expansion Phase 2 portion of the study is expected to report preliminary data in the fourth quarter of 2018.

SRA737-02 Phase 1/2 Low-Dose Gemcitabine Combination Trial

Extensive preclinical data, as well as emerging clinical data, support the synergistic interaction between Chk1 inhibition and gemcitabine. Gemcitabine profoundly depletes DNA replication building blocks, and targets proliferating cells by inducing replication stress through induction of stalled replication forks and double-strand breaks. Low concentrations of gemcitabine cause a prolonged cell cycle S-phase and induce hallmarks of replication stress without inducing overt cytotoxicity. The critical role of Chk1 in mediating cellular responses to replication stress affords the opportunity to combine SRA737 with sub-therapeutic concentrations of the replication stress-inducing agent gemcitabine.

Supporting this hypothesis, in October 2017, we presented a poster at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics, reporting on preclinical data demonstrating that sub-therapeutic, non-cytotoxic doses of gemcitabine induce profound replication stress and hence potentiate the anti-tumor activity of SRA737.

This clinical study consists of three phases:

•	A Standard-Dose Triplet Combo Dose Escalation Phase 1. This phase evaluated a triplet combination of SRA737 with standard-dose gemcitabine and cisplatin in subjects with solid tumors.

•	A Low-Dose Gemcitabine Combo Dose Escalation Phase 1, where cohorts of 3 to 6 subjects are being given escalating doses of SRA737 on an intermittent schedule in addition to low dose gemcitabine until the combination maximum tolerated dose (MTD) is reached.

•	A Low-Dose Gemcitabine Combo Cohort Expansion Phase 2, exploring the preliminary efficacy of SRA737 plus low-dose gemcitabine in prospectively enrolled genetically-defined subjects with tumors that harbor genomic alterations hypothesized to confer sensitivity to Chk1 inhibition via synthetic lethality.

On February 27, 2018, we provided an update on this trial, reporting that:

•	the Standard-Dose Triplet Combo Dose Escalation Phase 1 was complete

•	the Low-Dose Gemcitabine Combo Dose Escalation Phase 1 had made significant progress

•	the Low-Dose Gemcitabine Combo Cohort Expansion Phase 2 was anticipated to commence in the second quarter of 2018 with targeted enrollment of 80 genetically-selected patients across four indications, including locally advanced or metastatic:

•	urothelial carcinoma;

•	small cell lung cancer (SCLC);

•	soft tissue sarcoma;

•	cervical/anogenital cancer.

An update on the study is expected to be reported in the fourth quarter of 2018.

SRA737 PARPi Combination Program Initiation and Supply Agreement

In February 2018, we announced an agreement with Janssen where they will supply TESARO’s ZEJULA® (niraparib), facilitating the initiation of a PARPi combination trial with SRA737 for the treatment of prostate cancer, which is anticipated to commence in the fourth quarter of 2018.

Preclinical studies performed by ourselves and others have demonstrated synergy between PARP inhibitors and inhibitors of the Chk1 pathway, including SRA737, in contexts where PARP inhibitors have minimal activity, such as HRR proficient and PARP inhibitor resistant cancer cell lines. PARP inhibitors impede the repair of single-strand DNA breaks, resulting in stalled DNA replication forks and the generation of double strand breaks that make the cell highly reliant on HRR, which is regulated by Chk1. The combined inhibition of both pathways is the basis for our drug combination strategy of SRA737 with niraparib.

The open-label, multicenter Phase 1b/2 dose-ranging study we plan to conduct will assess the safety, tolerability, pharmacokinetics, and preliminary antitumor activity of SRA737 in combination with niraparib in patients with metastatic castration-resistant prostate cancer. Janssen will provide us with niraparib, while we will conduct and control the study. Preclinical studies evaluating the combination of SRA737 and PARPi are ongoing.

SRA737 Potential Combination with Immuno-Oncology Therapeutics

Emerging preclinical and clinical data demonstrate that dual targeting of the DDR network (via certain genetic mutational backgrounds or small molecule inhibitors) in conjunction with immuno-oncology agents can result in synergistic efficacy. We are currently conducting preclinical research evaluating SRA737 in combination with immuno-oncology agents in order to assess anticipated synergies between these two drug classes. We are currently designing a clinical study for this combination as well, which potentially could be submitted to regulatory authorities in the fourth quarter of 2018.

Additional SRA737 Trials and Development Activities

In order to obtain regulatory approval and potentially commercialize SRA737, we will need to complete the clinical trials described above and then conduct registration-oriented Phase 2 and possibly Phase 3 clinical trials in well-defined, tissue-specific, or possibly genetically-specific, patient populations in order to thoroughly and robustly evaluate the safety and efficacy of SRA737.

We anticipate including U.S. clinical trial sites in the subsequent development of SRA737 and, as appropriate, we intend to submit an IND to the FDA.

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

The amount and timing of our expenditures on these clinical trials will depend upon numerous factors, including their ongoing status and results. Although it is difficult to predict additional capital requirements, we believe that our existing cash and cash equivalents will be sufficient to allow us to achieve preliminary clinical data read-outs from the cohort expansion stages of our trials currently underway.

We anticipate that we will need additional funding to complete any future Phase 2 and/or Phase 3 clinical trials.

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

Status of Our Preclinical Development Program for SRA141

We are pursuing a robust program of preclinical studies with SRA141 to evaluate tumor responses and dosing regimens across a variety of indications in order to inform our clinical development plans and possible patient selection strategies. Preclinical data and published literature suggest a variety of solid tumors and hematological malignancies with potential for response to Cdc7 inhibitors. A genetically defined patient selection strategy focusing on drivers of Cdc7 inhibitor sensitivity may help facilitate clinical trial execution. We anticipate submitting an IND for SRA141 in the second half of 2018.

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

Research and Development

Since commencing operations, we have dedicated a significant portion of our resources to research and development activities, including clinical development. We incurred research and development expenses of $30.2 million, 33.9 million and $26.4 million, during the years ended December 31, 2017, 2016 and 2015, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to advance SRA737 and SRA141.

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

We have exclusively licensed CPF’s rights to patents owned by Cancer Research Technology (CRT), a subsidiary of Cancer Research UK (CRUK) directed to compositions of matter and methods of use related to SRA737 and other Chk1 inhibitors. As of December 31, 2017, these rights included one (1) issued U.S. patent application and one (1) pending U.S. patent application comprising claims directed to compositions of SRA737 and methods of using SRA737 for the treatment of cancer indications as a single agent, or in combination with a DNA damaging agent. Any patents issuing from this U.S. utility application are expected to expire in 2033, absent any adjustments or extensions. As of December 31, 2017, these rights also included seven (7) issued foreign patents and twelve (12) pending foreign patent applications in fifteen (15) foreign jurisdictions, including Australia, Canada, China, Europe and Japan comprising claims directed to compositions of SRA737 and methods of using SRA737 for the treatment of cancer indications as a single agent, or in combination with a DNA damaging agent. These foreign patents, and any patents issuing from these pending foreign patent applications, are expected to expire in 2033, absent any adjustments or extensions. We have filed and will continue to file patent applications directed to the composition of matter and methods of use related to various aspects of SRA737 as they develop.

We have exclusively licensed from Carna patent applications directed to the SRA141 composition of matter, alone or in combination with an M-phase inhibitor and methods of use for the combination. As of December 31, 2017, we were the exclusive licensee of one (1) U.S. patent, expiring in 2032, absent any adjustments or extensions, and one (1) pending U.S. patent application, both comprising composition of matter claims directed to SRA141. Any patents issuing from this U.S. utility application are expected to expire in 2032, absent any adjustments or extensions. As of December 31, 2017, this exclusively-licensed portfolio included six (6) issued foreign patents and six (6) pending foreign patent applications in eight (8) foreign jurisdictions, including Australia, Canada, Europe, India, Japan, Korea and Mexico comprising composition of matter claims directed to SRA141. The foreign patents, and any patents issuing from these pending foreign patent applications, are expected to expire in 2032, absent any adjustments or extensions. Additionally, as of December 31, 2017, this portfolio also included one (1) pending U.S. patent application, and three (3) pending foreign patent applications in Europe, Hong Kong, and Japan comprising composition of matter claims directed to a combination of SRA141 and an M-phase inhibitor and methods of use for the combination for treating cancer. Any patents issuing from these applications are expected to expire in 2035, absent any adjustments or extensions. We have filed and will continue to file patent applications directed to the composition of matter and methods of use related to various aspects of SRA141 as they develop.

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

To our knowledge, there are no approved drugs that specifically target Chk1 on the market, but there are a number of competitors in clinical development, at a similar stage of development or more advanced than us. To our knowledge, Genentech, Inc. is conducting a Phase 1/2 clinical trial of an oral Chk1 inhibitor in patients with refractory solid tumors or lymphoma. To our knowledge, Esperas Pharma is conducting a Phase 1/2 clinical trial of an oral Chk1 inhibitor as monotherapy and in combination with gemcitabine in patients with advanced or metastatic cancer. To our knowledge, Eli Lilly and Company is developing an intravenous Chk1/Chk2 inhibitor in several clinical settings, the most advanced of which are in Phase 2 clinical trials. There are also preclinical programs focused on developing Chk1 inhibitors. If SRA737 is approved, it will compete with existing therapies and currently marketed drugs for the indication or indications for which it is approved.

Additionally, to our knowledge, there are no approved drugs that specifically target Cdc7. To our knowledge, Takeda Pharmaceutical Company is developing an oral Cdc7 inhibitor that is currently in a Phase 2 clinical trial for metastatic pancreatic and colorectal cancers and Eli Lilly and Company has a Cdc7 inhibitor program that is currently in a Phase 1 trial being conducted by Cancer Research UK. Other companies may be conducting preclinical studies of Cdc7 inhibitors as well. If SRA141 is approved, it will compete with existing therapies for the indication or indications for which it is approved.

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

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, and the applicant under an approved NDA is also subject to an annual program fee for each prescription drug product. Beginning in fiscal year 2018, this annual program fee replaces the annual product and establishment fees. These fees are typically increased annually.

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

The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to a substantial application fee, which is typically increased annually. In addition, PMAs for devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

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

Pediatric Information

Under the Pediatric Research Equity Act (PREA), NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA generally does not apply to a drug for an indication for which orphan designation has been granted; however, beginning in 2020, PREA will apply to NDAs for orphan-designated drugs if the drug is molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that FDA has determined is substantially relevant to the growth or progression of a pediatric cancer. The Best Pharmaceuticals for Children Act (BPCA) provides NDA holders a six-month extension of any exclusivity—patent or non-patent—for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

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

Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payor knows or should know is likely to influence the beneficiary to order a receive a reimbursable item or service from a particular supplier, and the additional federal criminal statutes created by the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services.

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

In addition, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Still other states require the posting of information relating to clinical studies and their outcomes. Some states require the reporting of certain pricing information, including information pertaining to and justifying price increases, or prohibit prescription drug price gouging. In addition, states such as California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs and/or marketing codes. Several additional states are considering similar proposals. Compliance with these laws is difficult and time-consuming, and companies that do not comply with these state laws face civil penalties.

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

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. Sales of pharmaceutical products depend significantly on the availability of third-party coverage and reimbursement. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. Although we currently believe that third-party payors will provide coverage and reimbursement for our product candidates, if approved, these third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive clinical studies to demonstrate the comparative cost-effectiveness of our products. The product candidates that we develop may not be considered cost-effective. It is time-consuming and expensive for us to seek coverage and reimbursement from third-party payors. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

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

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D. (The Bipartisan Budget Act of 2018 increased the manufacturers subsidy under this program from 50% to 70% beginning in 2019);

•	extension of a manufacturer’s Medicaid rebate liability to cover drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

Clinical Trial Authorization

Clinical trials are regulated under European Council Directive 2001/20/EC (Clinical Trials Directive) on the implementation of GCP in the conduct of clinical trials of medicinal products for human use. The Clinical Trials Directive requires the sponsor of an investigational medicinal product to obtain a CTA, much like an IND in the United States, from the national competent authority of an EU Member State in which the clinical trial is to be conducted. The application for CTA must satisfy detailed requirements for the protection of trial subjects including requirements relating to consent and specific rules for minors and adults unable to consent by reason of incapacity. The CTA application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the Council Directive and corresponding national laws of the Member States and further detailed in applicable guidance, including the European Commission Communication 2010/C 82/01. A clinical trial may only be commenced after an Ethics Committee has given its approval.

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

In April 2014, Regulation EU No 536/2014 (Clinical Trials Regulation) was adopted to replace the Clinical Trials Directive. The Clinical Trials Regulation is intended to simplify the current rules for clinical trial authorization and standards of performance. For instance, there will be a streamlined application procedure via a single entry point—an EU portal and database. Although the Clinical Trials Regulation has yet to be implemented, the European Medicines Agency (EMA) has announced that implementation will begin in 2019. Until such time as it is implemented, all clinical trials performed in the EU are required to be conducted in accordance with the Clinical Trials Directive. While the Clinical Trials Directive will be repealed on the day the Clinical Trials Regulation is implemented, the Clinical Trials Directive will apply three years from that date to CTA applications submitted prior to implementation of the Clinical Trials Regulation.

Procedural Routes for Marketing Authorization

The European system for authorization of medicinal products for human use offers several routes: the centralized procedure, the decentralized procedure, and the mutual recognition procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU Member States as well as the EEA countries of Iceland, Liechtenstein and Norway. The centralized procedure is mandatory for certain categories of investigational products, including human products containing a new active substance indicated for the treatment of certain diseases, including cancer, AIDS, diabetes and neurodegenerative illness; orphan medicinal products; and medicinal products manufactured using biotechnological processes. Applications for marketing authorization for such medicines must be submitted to the EMA, in which the Committee for Medicinal Products for Human Use (CHMP) is generally responsible for conducting the initial assessment of a product.

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

Quality of the medicinal products in question is governed by the GMP Directive. This lays down the principles and guidelines of GMP for both marketed medicinal products and investigational products in clinical trials. The Directive obliges manufacturers to comply with GMP for an effective pharmaceutical quality assurance, quality control, systems for recording and reviewing complaints and a system for prompt recall of products in the distribution network. With regards to post–marketing safety of newly authorized products, the EMA is responsible for coordinating the Member States’ ongoing evaluation of benefit risk, supervision and pharmacovigilance of medicinal products.

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

Two recent developments have been introduced which further expand the European regulatory framework: the Falsified Medicines Directive and the Pharmacovigilance Directive. The Falsified Medicines Directive obliges manufacturers of medicinal products to audit their suppliers of active substances to ensure compliance with GMP. It also introduces a new obligation on product manufacturers to inform the competent authority (e.g., MHRA) and the marketing authorization holder if they become aware that these products may be falsified, whether they are being distributed through the legitimate supply chain or by illegal means. The Pharmacovigilance Directive obliges marketing authorization holders to monitor the safety of authorized products and detect any change in their risk-benefit profile.

Employees

As of December 31, 2017, we had 57 employees, of which 13 had M.D. or Ph.D. degrees and 34 were engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Financial Information

We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, assets and liabilities, including our net loss for the years ended December 31, 2017, 2016 and 2015 and our total assets as of December 31, 2017 and 2016, is included in our Consolidated Financial Statements in Item 8 of this Annual Report.

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

We are a clinical stage oncology company with a limited operating history. Since inception, we have incurred significant operating losses. Our net losses were $42.0 million, $47.9 million and $53.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $624.1 million. Investment in oncology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. For example, in June 2016 we decided to suspend the development of our former lead product candidate PNT2258 after an interim analysis of data from a Phase 2 clinical trial of PNT2258 indicated only modest efficacy. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue the development of our product candidates, SRA737 and SRA141, fund research and preclinical studies and clinical trials, seek to identify additional product candidates, in-license additional products or technologies, seek regulatory approval, prepare for potential commercialization and continue to operate as a public company.

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

We have invested effort and financial resources in the research and development of SRA737 and SRA141, and both SRA737 and SRA141 will require significant additional preclinical and clinical testing before we can seek regulatory approval and potentially launch any commercial sales, if at all. Before we can generate any revenue from product sales of SRA737, SRA141, or any other product candidate, we must complete additional preclinical and clinical activities, submit Investigational New Drug applications (INDs) or foreign equivalents, as well as marketing applications, for regulatory review and approval in multiple jurisdictions, make substantial investments, obtain access to sufficient commercial manufacturing capacity and engage in significant marketing efforts.

Prior to our licensing agreement with CRT Pioneer Fund LP (CPF), Cancer Research UK (CRUK) had been responsible for all development activities for SRA737, including drug process, preclinical development activities, submission of the Clinical Trial Authorizations (CTAs), development of the protocol and establishment of clinical and safety databases. Although we believe the historical development activities have been conducted in accordance with all applicable rules and regulations, we cannot assure you that we will not discover inaccuracies or noncompliance in prior development activities that have an adverse effect on the future development of SRA737.

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

We are early in our development efforts. We will be required to demonstrate, to the satisfaction of regulatory authorities, through adequate and well-controlled clinical trials that our product candidates are safe and effective for use in their target indications before we can obtain regulatory approval for their marketing and commercial sale. There have been two CTAs granted by the MHRA in the United Kingdom for SRA737 and two Phase 1 trials have been initiated in the United Kingdom which were transferred to us in January 2017, both of which have been recently amended to Phase 1/2 trials. We plan to continue our SRA737 development efforts by continuing these clinical trials and conducting additional preclinical studies to further our understanding of SRA737.

SRA141 has never been evaluated in a clinical trial. Before initiating clinical trials of SRA141, we will need to conduct additional preclinical studies of SRA141 to demonstrate that its preclinical safety profile is acceptable and to establish a safe starting dose, so that we can submit for review an IND in the United States or the equivalent to regulatory authorities in other countries.

The success of our product candidates and any future product candidates that we may acquire or develop will depend on many factors, including the following:

•	successful completion of preclinical studies;

•	successful enrollment in, and completion of, clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishment of clinical trial material and commercial manufacturing capabilities, or arrangements with third-party manufacturers and suppliers on commercially reasonable terms;

•	effective patent and trade secret protection and regulatory exclusivity;

•	establishment of a commercial sales team, if and when approved, whether alone or in collaboration with others;

•	acceptance, if and when approved, by patients, the medical community and third-party payors;

•	coverage and adequate reimbursement by third-party payors, including government payors;

•	successful competition with other therapies;

•	continued acceptable safety profile following approval;

•	enforcement and protection of intellectual property rights and claims;

•	achievement of desirable medicinal properties for the intended indications; and

•	effective growth of an organization of scientists and businesspeople who can develop and commercialize our products, if approved, and technology.

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

We are currently conducting preclinical assessments and two Phase 1/2 clinical trials of SRA737, which we believe will further inform our clinical development plans and patient selection strategies. Both of the current clinical studies are being conducted in the United Kingdom. We believe we have completed all necessary preclinical activities to support a potential future IND submission for SRA737 to the FDA. SRA141 is currently undergoing preclinical research in preparation for a potential IND submission. However, we have not yet discussed our plans for any IND submission with the FDA, and we may receive feedback from the FDA that delays the submission or clearance of any IND.

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

If we are required to conduct additional preclinical studies or clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete preclinical studies and clinical trials of our product candidates or other testing, or if the results of these studies, trials or tests do not reflect an acceptable safety or efficacy profile, we may:

•	be delayed or unable to submit an IND in the United States, or additional CTAs or equivalents in other countries;

•	not have the permission of the FDA or other health authorities to commence clinical trials, or may have a clinical hold placed on one or more of our clinical trials;

•	be delayed in obtaining marketing approval;

•	not obtain marketing approval at all;

•	obtain marketing approval in some countries and not in others;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;

•	be subject to additional post-marketing testing requirements; or

•	have the product removed from the market after obtaining marketing approval.

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

The discovery and development of targeted therapeutics for genetically-defined cancers, including patients whose tumors harbor the applicable genetic alterations that we believe contribute to cancer, is an emerging field, and the scientific discoveries that form the basis for our efforts to develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Additionally, we may consider approaches such as a basket study in which enrollment is focused on a compilation of different tumor types that share a similar genetic signature. We cannot be sure that regulatory authorities, including the FDA and the EMA, will accept our trial designs or that we will be able to obtain approval for our product candidates.

We are currently developing our product candidates for certain genetically-defined subpopulations of the general treated cancer population, and we are now enrolling patients into our monotherapy study of SRA737, and plan to enroll patients into our combination study of SRA737, based on genetic alterations in their tumors. In order to obtain marketing approval for SRA737 in the treatment of genetically-defined tumors and cancers, we will need to, among other things, demonstrate to the satisfaction of regulatory authorities that those genetic alterations have predictive clinical utility. We have started to apply our genetic selection criteria to patients in our monotherapy clinical trial, and our approach may evolve based on our evolving knowledge of the field and on data obtained in our preclinical research and ongoing clinical trials. The goal of our genetic screening is to enroll patients who we believe have the highest probability of responding to the product candidate in order to show compelling evidence of clinical efficacy. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific genetic alterations respond to our product candidates and developing companion diagnostics to identify such genetic alterations as appropriate. For example, although we believe, based on scientific and medical literature, that we have identified certain types and combinations of genetic alterations hypothesized to confer sensitivity to Chk1 inhibition that may be predictive of response to SRA737, we have only recently begun to assess SRA737 in humans and have not discussed the validity of our genetic selection criteria with regulatory authorities, including MHRA or FDA.

Our genetic selection strategy uses a novel algorithm and is not yet validated as predictive of clinical utility.

In order to obtain marketing approval for SRA737 in patients with genetic alterations hypothesized to confer sensitivity to Chk1 inhibition we will need to, among other things, demonstrate to the satisfaction of regulatory authorities that those genetic alterations have predictive clinical utility. It may be difficult for us to demonstrate the predictive clinical utility of our genetic selection criteria, which select for patients that have various combinations of genetic alterations across multiple gene panels. Although regulatory authorities, including FDA, have approved therapies for use in conjunction with companion diagnostic tests that aid in selecting patients for treatment based on genetic markers, to our knowledge neither the FDA nor the EMA has granted marketing approval for a therapy that requires the use of a companion diagnostic that uses broad gene panel testing to select for patients with various combinations of genetic alterations. The scientific evidence to support the feasibility of developing product candidates based on our selection criteria is both preliminary and limited. We have not discussed the validity of our genetic selection criteria with regulatory authorities, and we cannot be sure that regulatory authorities, including the FDA and EMA, will accept our genetic selection criteria.

Furthermore, we cannot be certain that the patient populations in our trials will be large enough to allow us to successfully determine efficacy of our product candidates, commercialize our product candidates, and achieve profitability. If we are unable to enroll sufficient numbers of patients whose tumors harbor the applicable genetic alterations, or if our product fails to work as we expect, or if we are unable to demonstrate the predictive clinical utility of our genetic selection criteria, our ability to assess and demonstrate the therapeutic effect of our product candidate(s) could be compromised, resulting in longer development times, larger trials, and a greater likelihood of not obtaining regulatory approval for our product candidates. In addition, regulatory authorities may require that we study our product candidates in clinical trials specific for a given tumor (i.e., tissue) type and this may result in increased time and cost. Even if our product candidates demonstrate efficacy in a particular tumor type, we cannot guarantee that any product candidate will behave similarly in multiple or all tumor types, and we may be required to obtain separate regulatory approvals for each tumor type we intend a product candidate to treat. We do not know if our approach will be successful, and if our approach is unsuccessful, our business will suffer.

Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for our product candidates could harm our drug development strategy and operational results.

In our pivotal clinical trials of SRA737 and SRA141, we intend to screen and identify patients with specific genetic alterations who may derive meaningful benefit from our development product candidates, as we have begun to do in our monotherapy study of SRA737. To achieve this, our product development programs and marketing approvals will be dependent on the development and commercialization of a companion diagnostic by us or by third party collaborators.

Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices by the FDA and comparable regulatory authorities, and, to date, the FDA has required premarket approval of all companion diagnostics for cancer therapies. Generally, when a companion diagnostic is essential to the safe and effective use of a therapeutic product, the FDA requires that the companion diagnostic be approved before or concurrent with approval of the therapeutic product and before a product can be commercialized. The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express the specific genetic alteration that the companion diagnostic was developed to detect.

If FDA or a comparable regulatory authority requires approval of a companion diagnostic for any of our product candidates, whether before or after the product candidate obtains marketing approval, we, and/or third-party collaborators, may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval or continued marketing of our related product candidates.

We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process for the companion diagnostic or in transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

From time to time we may amend the clinical protocols for SRA737, SRA141 or other product candidates to include additional objectives that could yield important scientific information critical to our overall development strategy. The protocol amendment process requires review and approval by several review bodies, including regulatory agencies and scientific, regulatory and ethics boards. These protocol amendments may not be accepted by the review bodies in the form submitted, or at all, which may delay our planned enhancements to the clinical development and/or limit or change the type of information we may gather from those studies.

We have received approval from the MHRA for amendments to the SRA737-01 monotherapy and the SRA737-02 combination clinical trial protocols. These amendments are designed to enhance the ongoing clinical trials in the United Kingdom, including by expanding the enrollment of patients we predict may be most likely to benefit from SRA737, based on specific genetic alterations in their tumors. These amendments may provide us with the opportunity to more accurately and widely evaluate SRA737’s activity across a number of distinct cancer indications and genetic alterations. However, if the MHRA, FDA, an ethics committee or scientific review board, or another regulatory authority objects to or otherwise does not accept or approve any future protocols or protocol amendments or requires us to further modify trial protocols, our related planned clinical development program may be delayed or suspended and/or we may not be able to gather information we think would be useful to advance development of SRA737, SRA141, or other product candidates, and our development programs may be adversely affected.

For example, we plan to pursue development programs for SRA737 and SRA141 that rely on seamless trial designs, which present additional risks compared to traditional three-phase development programs. In a seamless design, an early phase trial assesses clinical activity of a product candidate in a broad range of subjects, and the trial is later expanded to include additional cohorts (for example, including cohorts with entry criteria based in part on the characteristics of the subjects in whom clinical activity was observed during the initial period of the trial, such as genetic markers). The protocol may also be amended with regard to the expansion cohorts to focus, for example, on different treatment endpoints, different doses, or other trial parameters. Through this iterative process, the traditionally distinct Phase 1, Phase 2, and Phase 3 trials are combined into one or more adaptive, or combined-phase, trials.

Whereas the traditional three-phase development program provides for communication with regulatory agencies between each phase, and for the development and review of statistical plans for trials in each phase, a seamless design may require more frequent and fluid communication with regulators to vet the iterative protocol amendments, and new statistical plans may be necessary for each expansion cohort. If we are unable to receive timely or complete feedback to our frequent amendments to protocols and statistical plans from regulatory authorities, our development programs may be delayed and/or we may be required to conduct additional clinical trials.

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

Our clinical trials compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates. This competition reduces the number and types of patients and qualified clinical investigators available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors or clinical trial sites may not allow us to conduct our clinical trial at such site if competing trials are already being conducted there. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. We may also encounter difficulties finding a clinical trial site at which to conduct our trials. Moreover, because our product candidates are experimental, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, radiation and other approved therapies, rather than enroll patients in any one of our clinical trials.

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

Our reliance on third-party manufacturing partners or suppliers may cause our supply of research and development, preclinical and clinical development materials to become limited or interrupted or fail to be of satisfactory quantity or quality.

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacture and supply of preclinical study and clinical trial materials in relation to SRA737 and SRA141, including materials for any combination trials that we may undertake, and any future potential product candidates that we may develop for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We have engaged third-party manufacturers to obtain materials and consumables necessary for the manufacture of SRA737 and SRA141.

We may be unable to establish further agreements with third-party manufacturers and suppliers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers and suppliers entails additional risks, including:

•	reliance on the third party for sufficient quantity and quality;

•	the possible breach of the manufacturing or supply agreement by the third party;

•	failure to manufacture or supply the product according to our specifications;

•	failure to manufacture or supply the product according to our schedule or at all;

•	misappropriation of our proprietary information, including our trade secrets and know-how;

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and

•	reliance on the third party for regulatory compliance, quality assurance and safety reporting.

While we require our third-party manufacturers and suppliers to comply with current good manufacturing practices (cGMPs) in the manufacture of clinical trial materials and commercial supply, should we obtain approval of any product candidates, these third-party manufacturers and suppliers may cease to continue to comply with cGMPs—which are FDA requirements for ensuring product quality control—or similar regulatory requirements outside the United States. Our contract manufacturers and suppliers are subject to continual review and periodic inspections to assess compliance with cGMPs. Accordingly, although we are not involved in the day-to-day operations of our contract manufacturers or suppliers, we are ultimately responsible for ensuring that our products and product candidates, and any other materials that may be used in our preclinical or clinical studies or trials, are manufactured or supplied in accordance with cGMPs. Therefore, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, quality control and quality assurance. Our failure, or the failure of our third-party manufacturers or suppliers, to comply with applicable regulations could result in our product candidates not being approved or sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or approved products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.

Any performance failure on the part of our existing or future manufacturers or suppliers, or any interruption or poor yield or quality of manufactured or supplied materials, could delay development or marketing approval. We do not currently have arrangements in place for redundant supply. If any one of our current contract manufacturers or suppliers cannot perform as agreed, we may be required to replace that manufacturer or supplier. Although we believe that there are several potential alternative manufacturers or suppliers who could manufacture or supply our product candidates or the materials for trials relating to product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

If our third-party manufacturers or suppliers use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages. Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials, by our third-party manufacturers or suppliers. Our manufacturers and suppliers are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ and our suppliers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

Thus, our current and anticipated future dependence upon others for the manufacture or supply of our product candidates or related medicines and materials may adversely affect our development timeline, our future profit margins or our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

Our product candidates may cause undesirable side effects or have other properties that could halt their development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

We are in the early stages of clinical trials of SRA737 in humans and we have not tested SRA141 in humans. It is possible that the FDA or foreign regulatory authorities may not agree with any future assessment of the safety profile of our product candidates. Undesirable side effects caused by any of our product candidates could cause us, IRBs, our CROs, the FDA or foreign regulatory authorities to interrupt, delay or discontinue development and could result in a clinical hold on any clinical trial, or the denial of regulatory approval by the FDA or foreign regulatory authorities for any or all targeted indications. This, in turn, could prevent us from commercializing our product candidates and generating revenues from their sale. In addition, if any of our products cause serious or unexpected side effects or are associated with other safety risks after receiving marketing approval, a number of potential significant negative consequences could result, including:

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

We do not have our own laboratory facilities. We depend upon independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners to conduct our preclinical studies and clinical trials. We expect to have to negotiate budgets and contracts with CROs and trial sites, which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our preclinical studies and clinical trials, and we control only certain aspects of their activities. For example, the CRO of our current ongoing clinical trials was recently acquired by a large global CRO and there may be interruptions in service during their integration. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with Good Clinical Practices (GCPs) and Good Laboratory Practices (GLPs), which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for clinical and non-clinical research intended to support a submission or application to FDA or the comparable foreign authority. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable requirements, the data generated in our studies and trials may be deemed unreliable and the FDA or foreign regulatory authorities may require us to perform additional studies or trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our studies or trials comply with the GCP or GLP requirements. In addition, our studies and trials must be conducted with drug product produced under cGMPs. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat studies or trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We do not have our own laboratory facilities or the ability to discover our own product candidates. We rely on licensing, acquisition and other forms of strategic relationship to grow our pipeline. We may acquire, or enter into strategic relationships to identify, license and develop, one or more additional product candidates to grow our pipeline. The identification, evaluation, development and potential acquisition or licensing of additional product candidates is expensive and time-consuming, and our efforts may not lead to the acquisition or licensing of any additional product candidates that can be successfully developed and commercialized. If our efforts do not lead to the acquisition or successful identification, development and licensing of suitable product candidates, we may be unable to grow our pipeline.

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

To our knowledge, there are no approved drugs that specifically target Chk1 on the market but there are a number of competitors in clinical development, at a similar state of development or more advanced than us. To our knowledge, Genentech, Inc. is conducting a Phase 1/2 clinical trial of an oral Chk1 inhibitor in patients with refractory solid tumors or lymphoma. To our knowledge, Esperas Pharma is conducting a Phase 1/2 clinical trial of an oral Chk1 inhibitor as monotherapy and in combination with gemcitabine in patients with advanced or metastatic cancer. To our knowledge, Eli Lilly and Company is developing an intravenous Chk1/Chk2 inhibitor in several clinical settings, the most advanced of which are in Phase 2 clinical trials. There are also preclinical programs focused on developing Chk1 inhibitors. If SRA737 is approved, it will compete with existing therapies for the indication or indications for which it is approved.

Additionally, to our knowledge, there are no approved drugs that specifically target Cdc7. To our knowledge, Takeda Pharmaceutical Company is developing an oral Cdc7 inhibitor that is currently in a Phase 1 clinical trial for metastatic pancreatic and colorectal cancers and Eli Lily and Company has a Cdc7 inhibitor program that is currently in a Phase 1 clinical trial being conducted by Cancer Research UK. Other companies may be conducting preclinical studies of Cdc7 inhibitors as well. If SRA141 is approved, it will compete with existing therapies for the indication or indications for which it is approved.

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

Our operations are conducted in regions where significant competition exists for key personnel and employees. Many other oncology companies and academic and research institutions are located in these regions. Competition for skilled personnel in these markets is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

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

We currently have no sales, marketing or distribution capabilities and have no experience in marketing products. If any of our product candidates is approved for sale, we may develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other companies to recruit, hire, train and retain qualified marketing and sales personnel.

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

We rely on the efficient and uninterrupted operation of information technology systems to manage our operations, to process, transmit and store electronic and financial information, and to comply with regulatory, legal and tax requirements. We also depend on our information technology infrastructure for communications among our personnel, contractors, consultants and vendors. System failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition.

In addition, we depend on third parties to operate and support our information technology systems. These third parties vary from multi-disciplined to boutique providers. Failure by these providers to adequately deliver the contracted services could have an adverse effect on our business, which in turn may materially adversely affect our operating results and financial condition. All information technology systems, despite implementation of security measures, may be vulnerable to disability, failures or unauthorized access. If our information technology systems were to fail or be breached, such failure or breach could materially adversely affect our ability to perform critical business functions and sensitive and confidential data could be compromised.

Our internal information technology systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of appropriate security measures, our internal information technology systems and those of our CROs and other contractors and consultants may become vulnerable to damage from computer viruses and unauthorized access. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of data from completed or future preclinical studies or clinical trials could result in significant delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on other third parties for the manufacture of our product candidates and to conduct studies and trials, and similar events relating to their information technology systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be significantly delayed.

We may be unable to adequately protect our information technology systems from cyberattacks, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure.

Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, the deployment of harmful malware, denial-of-service, and/or other means to threaten data confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information and trade secrets, and the disclosure of corporate strategic plans. To date, we have not experienced a compromise of our data or information technology systems. However, although we devote resources to protect our information technology systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal or reputational harm to us, or would have a material adverse effect on our operating results and financial condition.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Our corporate headquarters are located in Vancouver, British Columbia, which is near a major earthquake fault. Our operations and financial condition could suffer in the event of a major earthquake or other natural disaster near any of our locations.

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

As of December 31, 2017, we had U.S. federal net tax operating loss carryforwards of $31.4 million expiring in 2037 and state operating loss carryforwards of $54.0 million expiring in years ranging from 2022 to 2037. We also had net tax credit carryforwards of $0.4 million which begin to expire in 2032. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5% stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws.

As a result of stock offerings that occurred prior to 2016, subsequent changes in the stock ownership, and the stock offering in February 2017, an ownership change under Section 382 is deemed to have occurred. As such, certain tax attributes existing as of the date of the ownership change are not available for future use. The loss of these attributes did not have any impact on the financial statements since our net U.S. deferred tax assets are offset by a full valuation allowance.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expense related to our product candidates or future development programs;

•	results of preclinical studies and clinical trials, or the addition or termination of preclinical studies, clinical trials or funding support;

•	the timing of the release of results from any preclinical studies and clinical trials;

•	the timing and amount of milestone and royalty payments to our licensor;

•	our execution of any new collaboration, licensing or similar arrangement, and the timing of payments we may make or receive under such existing or future arrangements or the termination or modification of any such existing or future arrangements;

•	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;

•	any securities or other litigation in which we may become involved;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the receipt by any of our product candidates of regulatory approval and market acceptance, and the demand for such product candidates;

•	regulatory developments affecting our product candidates or those of our competitors; and

•	changes in general market and economic conditions.

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

We face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

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

Our product candidates are, and any future product candidates that we may develop will be, subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, import, export, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing, distribution, import and export of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed before a new drug can be marketed in the United States and in many foreign jurisdictions. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our collaborators to begin selling them.

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

In addition, the FDA and foreign regulatory authorities may delay, limit, or deny approval of a product candidate for many reasons, including:

•	the FDA or foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	we may be unable to demonstrate to the satisfaction of the FDA or foreign regulatory authorities that a product candidate is safe and effective for any indication;

•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA or foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	the results of our clinical trials may not demonstrate the safety or efficacy required by the FDA or foreign regulatory authorities for approval;

•	the FDA or foreign regulatory authorities may find deficiencies in our manufacturing processes or facilities; and

•	the FDA’s or foreign regulatory authorities’ approval policies or regulations may significantly change in a manner rendering our clinical data insufficient for approval.

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

In addition, negotiations around the United Kingdom’s exit from the European Union (Brexit) have caused uncertainty in the current regulatory framework in Europe. Brexit has resulted in a decision to move the EMA from the United Kingdom to the Netherlands, with operations currently scheduled to begin in the Netherlands by March 2019. In the United Kingdom, this transition may cause disruption in the administrative and medical scientific links between the EMA and MHRA, including delays in granting clinical trial authorization or marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations.

The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the European Union and/or the United Kingdom. In view of the current lack of detail and resolution with regard to the Brexit implementation, we are unable to confidently predict the effects of such disruption to the regulatory framework in Europe.

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

If we or any of our independent contractors, consultants, collaborators, manufacturers, vendors or service providers fail to comply with healthcare and data privacy laws and regulations, we or they could be subject to enforcement actions, which could result in penalties and affect our ability to develop, market and sell our product candidates and may harm our reputation.

We are or may in the future be subject to federal, state, and foreign healthcare and data privacy laws and regulations pertaining to, among other things, fraud and abuse and patients’ rights. These laws and regulations include:

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

•

state laws comparable to each of the above federal laws, such as, for example, anti-kickback and false claims laws that may be broader in scope and also apply to commercial insurers and other non-federal payors, requirements for mandatory corporate regulatory compliance programs, and laws relating to patient data privacy and security. Other state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•	in the European Union, the General Data Protection Regulation (GDPR)—Regulation EU 2016/679—which was adopted in May 2016 and will take effect on May 25, 2018. The GDPR is intended to harmonize data protection requirements across the European Union member states by establishing new and expanded operational requirements for entities that process or control personal data generated in the European Union, including consent requirements for disclosing the way personal information will be used, information retention requirements, notification requirements in the event of a data breach, and other requirements.

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

We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare and legislative and regulatory proposals to broaden the availability of healthcare will continue to affect the business and financial condition of oncology companies. A number of legislative and regulatory changes in the healthcare system in the United States and other major healthcare markets have been proposed in recent years, and such efforts have expanded substantially in recent years. These developments have included prescription drug benefit legislation that was enacted and took effect in January 2006, healthcare reform legislation enacted by certain states, and major healthcare reform legislation that was passed by Congress and enacted into law in the United States in 2010. The U.S. Congress and the Trump administration have similarly expressed concerns over the pricing of pharmaceutical products and there can be no assurance as to how this scrutiny will impact future pricing of pharmaceutical products generally. Future developments could, directly or indirectly, affect our ability to sell our products, if approved, at a favorable price.

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

There have been judicial and Congressional challenges and amendments to certain aspects of the PPACA. More recently, President Trump has suggested that he plans to seek repeal of all or portions of the PPACA and indicated that Congress should replace the PPACA with new legislation. On October 12, 2017, President Trump issued the Executive Order Promoting Healthcare Choice and Competition, directing certain federal agencies to modify their implementation of the PPACA. We expect there will be additional challenges, amendments and modifications to the PPACA in the future, including potential repeal of PPACA in full or in part. The full effect of the U.S. healthcare reform legislation on our business activities is unknown. The financial impact of the U.S. healthcare reform legislation will depend on a number of factors, including but not limited to, the policies reflected in implementing regulations and guidance and changes in sales volumes for products affected by the new system of rebates, discounts and fees. The legislation may also have a positive impact on our future net sales, if any, by increasing the aggregate number of persons with healthcare coverage in the United States. Further, new litigation is currently pending before the U.S. Supreme Court to invalidate certain provisions of the PPACA.

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

Recently enacted comprehensive tax reform bill could increase our tax burden and adversely affect our business and financial condition.

The U.S. government has recently enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) revisions to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017 (iii) a partial limitation on the deductibility of business interest expense, (iv) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a participation exemption system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (v) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate.

In addition, beginning in 2022, the newly enacted tax legislation will require U.S. research and experimental expenditures to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the U.S. must be capitalized and amortized over a 15-year period.

Further, the comprehensive tax legislation, among other things, reduces the orphan drug credit from 50% to 25% of qualifying expenditures. While we do not currently have any orphan drug programs, when and if we become profitable, this amortization of research and experimental expenditures and potential reduction in orphan drug tax credits may result in an increased federal income tax burden, as it may cause us to pay federal income taxes earlier under the revised tax law than under the prior law and, despite being partially off-set by a reduction in the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, may increase our total federal tax liability.

Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

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

Our current license agreements impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, and other obligations on us. For example, we are required to use commercially reasonable efforts to develop and commercialize licensed products, and are required to pay CPF and Carna milestone payments in an aggregate amount of up to $319.5 and $270.0 million, respectively, based upon the achievement of certain developmental, regulatory and commercial milestones of SRA737 and SRA141. We are also required to pay CPF tiered high single-digit to low double-digit royalties on the net sales of SRA737 and to pay Carna tiered single-digit royalties on the net sales of SRA141. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. We may also be required to negotiate to return our licensed intellectual property related to SRA737 to CPF if we cease or scale back development and commercialization of SRA737 for oncology-related indications. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, we may be required to pay significant milestone and royalty payments, depending on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

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

The market price of our common stock has been and may continue to be subject to wide fluctuations. For example, we experienced a significant decrease in our stock price after we announced the suspension of the development of our former lead product candidate PNT2258 and the DNAi platform in June 2016. Factors affecting the market price of our common stock include:

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

In addition, the stock market in general, and oncology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. Securities class action litigation is often instituted against companies following periods of volatility in the market price of a company’s securities. For example, we are currently vigorously defending purported securities class action lawsuits against us and certain of our executive officers. This type of litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business, operating results or financial condition.

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

We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, whichever is earliest; and (ii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

Our corporate headquarters are located in Vancouver, British Columbia, Canada, where we occupy approximately 8,300 square feet of office space under lease that expires in February 2023, with the option to extend for an additional 5 years. We believe that this facility is sufficient to meet our current needs.

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

From time to time, we may become subject to other legal proceedings, claims and litigation arising in the ordinary course of business. In addition, we may receive letters alleging infringement of patents or other intellectual property rights. We are not currently a party to any other material legal proceedings, nor are we aware of any pending or threatened litigation that, in the opinion of our management, would have a material adverse effect on our business, operating results, cash flows or financial conditions should such litigation be resolved unfavorably. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock is listed on the Nasdaq Global Market. Our stock trades under the symbol “SRRA”. The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported on the Nasdaq Global Market:

	High	Low
Fiscal Year ending December 31, 2016
First Quarter	$14.71	$5.70
Second Quarter	$7.22	$1.85
Third Quarter	$2.25	$1.77
Fourth Quarter	$1.93	$1.32
Fiscal Year ending December 31, 2017
First Quarter	$1.68	$1.31
Second Quarter	$1.57	$1.10
Third Quarter	$1.64	$1.12
Fourth Quarter	$4.09	$1.54

On February 23, 2018, the last reported sale price of our common stock on the Nasdaq Global Market was $2.98 per share. As of February 23, 2018, there were 82 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Stock Price Performance Graph

The graph below shows a comparison from July 16, 2015, the date on which our common stock first began trading on the Nasdaq Global Market, of the cumulative total return on an assumed investment of $100.00 in cash in our common stock as compared to the same investment in the Nasdaq Composite Index and the Nasdaq Biotechnology Index, all through to December 31, 2017. Such returns are based on historical results and are not intended to suggest future performance.

*	$100 invested on July 16, 2015 in stock or index. Fiscal year ending December 31.

Cumulative Total Return Comparison

	July 16, 2015	December 31, 2015	December 30, 2016	December 29, 2017
Sierra Oncology, Inc.	$100.00	$48.83	$4.84	$12.11
Nasdaq Composite	$100.00	$96.98	$104.26	$133.70
Nasdaq Biotechnology	$100.00	$85.49	$66.95	$81.05

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

None.

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders. See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.	Selected Consolidated Financial Data.

We have derived the following selected consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements included elsewhere in this report.

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

	Year Ended December 31,
	2017	2016	2015
	(in thousands except share and per share data)
Consolidated Statements of Operations Data:
Operating expenses(1):
Research and development	$30,157	$33,895	$26,356
General and administrative	12,462	14,180	9,472

Total operating expenses	42,619	48,075	35,828

Loss from operations	(42,619)	(48,075)	(35,828)
Other income (expense), net:
Change in fair value of preferred stock warrants	—	—	(17,443)
Other income	760	351	66

Total other income (expense), net	760	351	(17,377)

Loss before provision for income taxes	(41,859)	(47,724)	(53,205)
Provision for income taxes	156	143	55

Net loss	(42,015)	(47,867)	(53,260)
Adjustment to redemption value on redeemable convertible preferred stock	—	—	(374,015)
Series B and B-1 redeemable convertible preferred stock dividend	—	—	(5,543)
Series C and D redeemable convertible preferred stock dividend	—	—	(20,366)

Net loss attributable to common stockholders	$(42,015)	$(47,867)	$(453,184)

Net loss per share attributable to common stockholders, basic and diluted(2)	$(0.84)	$(1.58)	$(31.47)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted(2)	49,899,299	30,240,258	14,399,506

(1)	Includes the following stock-based compensation:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Stock-based compensation:
Research and development	$3,966	$3,635	$1,846
General and administrative	1,939	1,875	1,340

Total stock-based compensation	$5,905	$5,510	$3,186

(2)	Basic and diluted net loss per share attributable to common stockholders is computed based on the weighted-average number of shares of common stock outstanding during each period. On June 29, 2015, our Board of Directors approved a 7.45-to-1 reverse stock split of our common stock, convertible preferred stock and redeemable convertible preferred stock, which became effective on July 2, 2015. All share and per share data in this table has been adjusted to reflect the reverse stock split. For additional information, see Notes 1 and 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	December 31,
	2017	2016	2015
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$100,348	$109,007	$150,180
Working capital	94,253	102,625	144,456
Total assets	102,198	110,973	152,768
Total liabilities	7,472	7,725	7,397
Accumulated deficit	(624,077)	(582,054)	(534,187)
Total stockholders’ equity	94,726	103,248	145,371

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the historical consolidated financial statements and the notes thereto included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data.” This discussion and other parts of this Annual Report contain forward-looking statements that reflect our plans, objectives, expectations, intentions and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Annual Report. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors.”

We are a clinical stage drug development company advancing targeted therapeutics for the treatment of patients with cancer. We are focused on developing an emerging pipeline of next generation therapies that target the DNA Damage Response (DDR) network. We have a highly experienced management team with a proven track record of success in oncology drug development. We are an ambitious company, oriented towards achieving the successful registration and commercialization of our product candidates.

Our lead product candidate, SRA737, is a potent, highly selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1). Chk1 is a key regulator of cell cycle progression and the DDR replication stress response. In cancer cells, intrinsic replication stress is induced by factors such as oncogenes (e.g., MYC or CCNE1), genetic mutations in DNA repair machinery (e.g., BRCA1 or FA), genetic mutations leading to a dysregulated cell cycle (e.g., TP53 or RAD50) or other genomic alterations. This replication stress results in persistent DNA damage and genomic instability leading to an increased dependency on Chk1 for survival. Targeted inhibition of Chk1 by SRA737 may therefore be synthetically lethal to cancer cells with elevated intrinsic replication stress and have utility as a monotherapy in a range of tumor indications.

The combination of SRA737 with other modalities, such as other agents that target the DDR network and certain chemotherapeutics, may also provide synergistic anti-tumor activity via a variety of potential biological mechanisms. Importantly, the oral bioavailability of SRA737 may afford greater dosing flexibility for both monotherapy and combination therapy settings than is possible with intravenously administered agents.

We are pursuing an innovative development plan for SRA737, which is currently being evaluated in two Phase 1/2 clinical trials in patients with advanced cancer. Our SRA737-01 trial is intended to evaluate SRA737’s potential to induce synthetic lethality as monotherapy, while the SRA737-02 trial is intended to evaluate the combination of SRA737 potentiated by subtherapeutic, low-dose gemcitabine.

In January 2017, we successfully transferred sponsorship of these two trials from the prior sponsor to the company and in May 2017, we received clearance to enhance these studies by incorporating the prospective enrollment of patients with genetically-defined tumors that harbor genomic alterations hypothesized to confer sensitivity to Chk1 inhibition via synthetic lethality. In June 2017, we presented these innovative clinical designs in two Trials in Progress posters at the 2017 American Society of Clinical Oncology (ASCO) Annual Meeting.

On February 27, 2018, we provided an update on our SRA737 and SRA141 development programs. For the SRA737-01 Phase 1/2 Monotherapy trial, we reported that the Dose Escalation Phase 1 portion of the study was in the final stages of optimizing the SRA737 dose regimen and the Cohort Expansion Phase 2 portion was ongoing. We reported that the Phase 2 portion of the study was being expanded to include a sixth indication (CCNE1-driven ovarian cancer) and that target enrollment for the Phase 2 portion would total 120 patients across six genetically-defined cohorts. We also reported that we would be expanding the number of sites recruiting patients into the trial from three active sites (as of the third quarter of 2017) to fifteen active sites at leading centers across the United Kingdom. The Cohort Expansion Phase 2 portion of the study is expected to report preliminary data in the fourth quarter of 2018.

For the SRA737-02 Phase 1/2 Low-Dose Gemcitabine Combination trial, we reported significant progress in the Dose Escalation Phase 1 portion of the study and announced that the Cohort Expansion Phase 2 portion was anticipated to commence in the second quarter of 2018 with Phase 2 portion targeting enrollment of 80 genetically-selected patients across four indications. An update on the study is expected to be reported in the fourth quarter of 2018.

Concurrently, we are designing clinical trials and conducting preclinical research evaluating SRA737 in combination with other DDR-targeted agents, including poly ADP-ribose polymerase (PARP) inhibitors, as well as with immuno-oncology therapeutics, that will guide the next planned wave of clinical development for our asset, potentially further broadening its therapeutic utility. Subsequent to the end of 2017, we announced an agreement with Janssen Research & Development, LLC (Janssen), under which they have agreed to supply us with TESARO’s ZEJULA® (niraparib), facilitating the planned initiation of a PARP inhibitor combination trial with SRA737 for the treatment of prostate cancer in the fourth quarter of 2018. We are also currently designing a clinical study evaluating SRA737 in combination with immuno-oncology agents, which potentially could be submitted to regulatory authorities in the fourth quarter of 2018.

We are also advancing SRA141, a potent, selective, orally bioavailable small molecule inhibitor of cell division cycle 7 kinase (Cdc7). Cdc7 is a key regulator of DNA replication and is involved in the DDR network, making it a compelling emerging target for the potential treatment of a broad range of tumor types. SRA141 is currently undergoing preclinical research in preparation for an Investigational New Drug Application (IND) submission to the U.S. Food and Drug Administration (FDA) expected in the second half of 2018.

We retain the global commercialization rights to both SRA737 and SRA141.

Since inception, we have devoted substantially all of our resources to research and development activities, including the clinical development of our current product candidates SRA141 and SRA737 and our former lead product candidate PNT2258, and providing general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. Our net losses were $42.0 million, $47.9 million and $53.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $624.1 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

We have funded our operations to date primarily from the issuance and sale of our common stock through public offerings, and our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through debt financings and exercises of our preferred stock warrants. As of December 31, 2017, we had cash and cash equivalents of $100.3 million.

Components of Statements of Operations

Operating Expenses

Research and Development

Research and development expenses consist primarily of the following:

•	fees or milestone payments incurred in connection with license agreements;

•	personnel-related costs, which include salaries, benefits, stock-based compensation, recruitment fees and travel costs;

•	costs associated with research and preclinical studies, clinical trials, regulatory activities and manufacturing activities to support clinical activities;

•	fees paid to external service providers that conduct certain research and development, clinical and manufacturing activities on our behalf; and

•	facility-related costs, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expenses and other supplies.

The largest recurring component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our current product candidates SRA737 and SRA141, and our former lead product candidate PNT2258. We expect our research and development expenses will increase over the next few years as we advance our development programs, achieve development milestones that trigger payments due to our licensors, pursue regulatory approval of our product candidates in the United States and other jurisdictions, expand our portfolio of product candidates and prepare for potential commercialization, which will require a significant investment in areas related to contract manufacturing and inventory buildup.

The process of conducting clinical trials necessary to obtain regulatory approval is costly and time-consuming. We may never succeed in achieving marketing approval for SRA737, SRA141 or any future product candidates. The probability of success of our product candidates may be affected by numerous factors, including clinical data, regulatory developments, competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization of SRA737, SRA141 or any future product candidates.

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

We expect to incur additional expenses associated with supporting our growing research and development activities, continuing to operate as a public company and other administration and professional services.

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

We did not record a provision for U.S. federal income taxes for the year ended December 31, 2017. Our tax expense relates to income taxes in Canada and Australia. Our net U.S. deferred tax assets continue to be offset by a full valuation allowance.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act significantly revises U.S. tax law by, among other provisions, lowering the U.S. federal statutory income tax rate from 35% to 21%, changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017 and eliminating or reducing certain income tax deductions.

The effects of changes in tax laws are required to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the Tax Act’s provisions, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows companies to record the tax effects of the Tax Act on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment.

In connection with our initial analysis of the Tax Act, we recorded a decrease to our net deferred tax assets of $7.2 million for the period ended December 31, 2017, to account for the rate reduction. This did not have an impact on the financial statements since our U.S. deferred tax assets are fully offset by a valuation allowance. However, given the significant complexity of the Tax Act, these estimates may be adjusted during the measurement period.

Utilization of net operating loss and research and development credit carryforwards to offset taxable income are subject to an annual limitation, pursuant to Internal Revenue Code (IRC) Sections 382 and 383. As a result of stock offerings that occurred prior to 2016, subsequent changes in our stock ownership, and our public offering in February 2017, an ownership change under Section 382 is deemed to have occurred. As such, certain of the Company’s tax attributes existing as of the date of the ownership change are not available for future use. The loss of these attributes does not have any impact on our financial statements since the net U.S. deferred tax assets are offset by a full valuation allowance.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year Ended December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$30,157	$33,895	$(3,738)	(11%)
General and administrative	12,462	14,180	(1,718)	(12%)

Total operating expenses	42,619	48,075	(5,456)	(11%)

Loss from operations	(42,619)	(48,075)	5,456	(11%)
Other income	760	351	409	117%

Loss before provision for income taxes	(41,859)	(47,724)	5,865	(12%)
Provision for income taxes	156	143	13	9%

Net loss	$(42,015)	$(47,867)	$5,852	(12%)

Research and Development

Research and development expenses decreased $3.7 million, from $33.9 million in 2016 to $30.2 million in 2017. The decrease was primarily due to items incurred in the year ended December 31, 2016, including, a $7.0 million upfront fee for the exclusive license of SRA737 and a $2.0 million fee that was due upon the successful transfer of the two ongoing clinical trials to us in accordance with the license agreement, a $2.3 million restructuring charge related to the halt in investment in PNT2258, and a $0.9 million upfront payment for the exclusive license of SRA141. These decreased costs were partially offset by a $4.6 million increase in third-party manufacturing costs, a $2.6 million increase in research and support costs related to SRA737 and SRA141, a $1.0 million increase in clinical trial costs and a $0.3 million increase in personnel-related and allocated overhead costs.

General and Administrative

General and administrative expenses decreased $1.7 million, from $14.2 million in 2016 to $12.5 million in 2017. The decrease was attributable to a $1.1 million decrease in business development costs, and a $0.5 million decrease in restructuring costs related to the halt in investment in PNT2258.

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

Research and Development

Research and development expenses increased $7.5 million, from $26.4 million in 2015 to $33.9 million in 2016. The increase was primarily due to a $7.0 million upfront fee paid to CRT Pioneer Fund LP (CPF) for the exclusive license of SRA737, a $2.0 million fee due upon the successful transfer of the two ongoing clinical trials in accordance with the license agreement, and a $0.9 million upfront fee paid to Carna Biosciences, Inc. (Carna) for the exclusive license of SRA141. The remaining increase was attributable to a $4.5 million increase in personnel-related costs due mainly to increased headcount, of which $1.8 million was attributable to an increase in stock-based compensation, a $2.2 million restructuring charge related to the halt in investment in PNT2258 and the DNAi platform, and a $0.7 million increase in other research costs and allocated overhead expenses primarily related to increased headcount. These increased costs were partially offset by a $6.7 million decrease in third-party manufacturing costs and a $3.1 million decrease in clinical costs primarily due to halting our investment in PNT2258.

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

Liquidity and Capital Resources

Capital Resources

Since our inception, we have never generated revenue and have incurred significant net losses. We have funded our operations to date primarily from the issuance and sale of our common stock through public offerings, and our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through debt financings and exercises of our preferred stock warrants. Our net losses were $42.0 million, $47.9 million and $53.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $624.1 million. Our principal sources of liquidity as of December 31, 2017 were cash and cash equivalents of $100.3 million.

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

In July 2015, we closed our IPO and sold an aggregate of 9,315,000 shares of our common stock (inclusive of 1,215,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares) at a price of $17.00 per share. We received aggregate cash proceeds of approximately $143.6 million from the IPO, net of underwriting discounts and commissions and offering expenses. As of December 31, 2017, we did not have any outstanding borrowings or any debt arrangements.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash used in operating activities	$(36,163)	$(41,163)	$(28,265)
Cash (used in) provided by investing activities	(80)	(146)	9,446
Cash provided by financing activities	27,588	196	139,876
Effect of foreign exchange rate changes on cash and cash equivalents	(4)	(60)	(31)

Net (decrease) increase in cash and cash equivalents	$(8,659)	$(41,173)	$121,026

Cash Flows from Operating Activities

In 2017, cash used in operating activities of $36.2 million was attributable to a net loss of $42.0 million and a net change of $0.3 million in our net operating assets and liabilities, partially offset by $6.2 million in non-cash charges. The non-cash charges consisted primarily of $5.9 million in stock-based compensation.

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

Cash Flows from Investing Activities

In 2017, cash used in investing activities of $0.1 million was primarily attributable to the purchase of property and equipment.

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

Cash Flows from Financing Activities

In 2017, cash provided by financing activities was $27.6 million, attributable to net proceeds of $27.4 million received from the sale and issuance of our common stock upon our follow-on offering in February 2017, and $0.2 million of proceeds received from the exercise of options to purchase common stock.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2017, which represent material expected or contractually committed future obligations.

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Purchase commitments(1)	$8,803	$5,272	$3,522	$9	$—
Operating lease obligations(2)	1,333	424	497	412	—

Total contractual obligations	$10,136	$5,696	$4,019	$421	$—

(1)	Reflects payments we are required to make pursuant to clinical trial and manufacturing agreements.
(2)	Reflects payments we are required to make under operating lease agreements. Costs such as taxes and other operating costs are not included in the amounts disclosed. Minimum lease payments have not been reduced by minimum sublease rentals of $0.2 million due in the future under sublease.

Under the terms of the license agreements with CPF and Carna, we will be required to pay future milestones if certain developmental, regulatory and commercial milestones are achieved. Future milestone payments for which we cannot reliably estimate the timing have been excluded from the table above.

Critical Accounting Policies and Estimates

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

Stock-Based Compensation

Stock-based compensation costs related to stock options granted to employees are measured at the date of grant based on the estimated fair value of the award. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. The fair value of any options issued to non-employees is recorded as expense over the vesting period.

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

Expected Volatility—Since we have limited information on the volatility of common stock due to its short trading history, the expected volatility is derived from the historical stock volatilities of comparable peer public companies within our industry that are considered to be comparable to our business over a period equivalent to the expected term of the stock-based awards.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the stock-based awards’ expected term.

Expected Dividend Rate—The expected dividend is zero as we have not paid nor anticipate paying any dividends on our common stock in the foreseeable future.

Forfeiture Rate—Prior to January 1, 2017, we recorded stock-based compensation costs related to stock options net of estimated forfeitures. The forfeiture rate was estimated based on an analysis of actual forfeitures experience, analysis of employee turnover behavior and other factors. Effective January 1, 2017, we made an accounting policy election to account for forfeitures when they occur.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet financing arrangements or any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The amendments in this update require that organizations recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We will adopt the new standard effective January 1, 2019 and expect our operating leases, as disclosed in Note 6 “Commitments and Contingencies” of our consolidated financial statements, to be subject to the new standard. We will recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets upon adoption, which will increase our total assets and liabilities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities and foreign currency risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $100.3 million as of December 31, 2017, which consisted primarily of bank deposits and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Sierra Oncology, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sierra Oncology, Inc and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, convertible and redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Grand Rapids, Michigan

February 27, 2018

We have served as the Company’s auditor since 2014.

SIERRA ONCOLOGY, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100,348	$109,007
Prepaid expenses and other current assets	1,377	1,343

Total current assets	101,725	110,350
Property and equipment, net	154	400
Other assets	319	223

TOTAL ASSETS	$102,198	$110,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued liabilities	$6,133	$5,121
Accounts payable	1,339	2,604

Total current liabilities	7,472	7,725

TOTAL LIABILITIES	7,472	7,725

Commitments and Contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of December 31, 2017 and December 31, 2016; nil shares issued and outstanding as of December 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of December 31, 2017 and 2016; 52,395,223 and 30,370,946 shares issued and outstanding as of December 31, 2017 and 2016	52	30
Additional paid-in capital	718,751	685,272
Accumulated deficit	(624,077)	(582,054)

TOTAL STOCKHOLDERS’ EQUITY	94,726	103,248

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$102,198	$110,973

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Operating expenses:
Research and development	$30,157	$33,895	$26,356
General and administrative	12,462	14,180	9,472

Total operating expenses	42,619	48,075	35,828

Loss from operations	(42,619)	(48,075)	(35,828)
Other income (expense), net:
Other income	760	351	66
Change in fair value of preferred stock warrants	—	—	(17,443)

Total other income (expense), net	760	351	(17,377)

Loss before provision for income taxes	(41,859)	(47,724)	(53,205)
Provision for income taxes	156	143	55

Net loss and comprehensive loss	(42,015)	(47,867)	(53,260)
Adjustment to redemption value on redeemable convertible preferred stock	—	—	(374,015)
Series B and B-1 redeemable convertible preferred stock dividend	—	—	(5,543)
Series C and D redeemable convertible preferred stock dividend	—	—	(20,366)

Net loss attributable to common stockholders	$(42,015)	$(47,867)	$(453,184)

Net loss per share attributable to common stockholders, basic and diluted	$(0.84)	$(1.58)	$(31.47)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	49,899,299	30,240,258	14,399,506

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA ONCOLOGY, INC.

Consolidated Statements of Convertible and Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 31, 2014	224,564	$2,543	17,042,064	$141,832	1,588,701	$2	$—	$(10)	$(107,807)	$(107,815)
Issuance of common stock for exercise of stock options	—	—	—	—	41,505	—	18	—	—	18
Stock-based compensation	—	—	—	—	—	—	3,186	—	—	3,186
Vesting of early exercised stock options	—	—	—	—	—	—	90	—	—	90
Issuance of redeemable convertible preferred stock upon exercise of redeemable convertible preferred stock warrants	—	—	481,671	8,976	—	—	—	—	—	—
Issuance of redeemable convertible preferred stock upon net exercise of redeemable convertible preferred stock warrants upon initial public offering	—	—	390,032	11,785	—	—	—	—	—	—
Adjustment to redemption value on redeemable convertible preferred stock	—	—	—	374,015	—	—	(895)	—	(373,120)	(374,015)
Conversion of convertible preferred stock to common stock upon initial public offering	(224,564)	(2,543)	—	—	252,817	—	2,543	—	—	2,543
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	—	—	(17,913,767)	(536,608)	18,109,136	18	536,590	—	—	536,608
Issuance of common stock in connection with initial public offering, net of issuance costs of $14.8 million	—	—	—	—	9,315,000	9	143,540	—	—	143,549
Series B and B-1 redeemable convertible preferred stock dividend	—	—	—	—	—	—	(5,543)	—	—	(5,543)
Series C and D redeemable convertible preferred stock dividend	—	—	—	—	750,946	1	(1)	—	—	—
Reclassification of other-than-temporary losses on short-term investments to net loss	—	—	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	—	—	(53,260)	(53,260)

Balance—December 31, 2015	—	—	—	—	30,058,105	30	679,528	—	(534,187)	145,371
Issuance of common stock for exercise of stock options	—	—	—	—	312,841	—	211	—	—	211
Stock-based compensation	—	—	—	—	—	—	5,510	—	—	5,510
Vesting of early exercised stock options	—	—	—	—	—	—	23	—	—	23
Net loss	—	—	—	—	—	—	—	—	(47,867)	(47,867)

	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 31, 2016	—	—	—	—	30,370,946	30	685,272	—	(582,054)	$103,248
Issuance of common stock for exercise of stock options	—	—	—	—	176,641	—	166	—	—	166
Cumulative effect of adoption of new accounting standard	—	—	—	—	—	—	8	—	(8)	—
Stock-based compensation	—	—	—	—	—	—	5,905	—	—	5,905
Issuance of common stock, net of offering costs of $2.1 million	—	—	—	—	21,847,636	22	27,400	—	—	27,422
Net loss	—	—	—	—	—	—	—	—	(42,015)	(42,015)

Balance—December 31, 2017	—	$—	—	$—	52,395,223	$52	$718,751	$—	$(624,077)	$94,726

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA ONCOLOGY, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,015)	$(47,867)	$(53,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,905	5,510	3,186
Depreciation	258	197	111
Non-cash restructuring charges	—	811	—
Change in fair value of preferred stock warrant liabilities	—	—	17,443
Other	31	15	34
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(115)	(362)	(1,087)
Accrued liabilities	990	(1,713)	5,302
Accounts payable	(1,217)	2,246	6

Net cash used in operating activities	(36,163)	(41,163)	(28,265)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(93)	(214)	(414)
Change in restricted cash	13	25	(150)
Proceeds from sale of property and equipment		43	—
Proceeds from sale of short-term investments	—	—	10,031
Purchase of short-term investments	—	—	(21)

Net cash (used in) provided by investing activities	(80)	(146)	9,446

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon follow-on offering, net of offering costs	27,422	—	—
Proceeds from exercise of common stock options	166	211	18
Payment of deferred offering costs	—	(15)	(3,389)
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	—	—	147,270
Payment of Series B and B-1 redeemable convertible preferred stock cumulative dividend	—	—	(5,543)
Proceeds from exercise of redeemable convertible preferred stock warrants	—	—	1,507
Proceeds from early exercise of stock options	—	—	13

Net cash provided by financing activities	27,588	196	139,876

Effect of exchange rate changes on cash and cash equivalents	(4)	(60)	(31)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,659)	(41,173)	121,026
CASH AND CASH EQUIVALENTS—Beginning of period	109,007	150,180	29,154

CASH AND CASH EQUIVALENTS—End of period	$100,348	$109,007	$150,180

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$260	$107	$8

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accrued liabilities	$4	$85	$90

Change in redemption value of redeemable convertible preferred stock	$—	$—	$(374,015)

Fair value of common stock issued in settlement of Series C and Series D redeemable convertible preferred stock cumulative dividends	$—	$—	$20,366

Conversion of preferred stock to common stock	$—	$—	$539,151

Issuance of redeemable convertible preferred stock on exercise of warrants	$—	$—	$19,253

Deferred offering/financing costs included in accounts payable and accrued liabilities	$—	$—	$154

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

1.	The Company and Basis of Presentation

Organization and Description of Business

Sierra Oncology, Inc. (together with its subsidiaries, collectively referred to as the “Company”), a Delaware corporation, is a clinical stage drug development company advancing targeted therapeutics for the treatment of patients with cancer. Sierra Oncology’s lead drug candidate is SRA737, a potent, highly selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1), a key regulator of cell cycle progression and the DNA Damage Response (DDR) replication stress response. Sierra Oncology is also advancing SRA141, a potent, selective and orally bioavailable small molecule inhibitor of cell division cycle 7 kinase (Cdc7) undergoing preclinical development.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of expense during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to the fair value of stock options issued, accruals such as research and development costs, the fair value of common stock, the fair value of preferred stock, the fair value of preferred stock warrant liabilities, and recoverability of the Company’s net deferred tax assets, and related valuation allowance. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the U.S. Dollar. Transactions denominated in currencies other than the functional currency are recorded at prevailing exchange rates during the period. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are recorded at historical exchange rates. Gains and losses related to remeasurement are recorded in other income (expense) in the consolidated statements of operations. The net foreign exchange transaction losses included in other income (expense) in the accompanying consolidated statements of operations were $0.1 million for the years ended December 31, 2017 and 2016, and insignificant for the year ended December 31, 2015.

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of funds invested in readily available checking and savings accounts and highly liquid investments in money market funds.

Restricted Cash

Restricted cash represents collateral for a corporate credit card facility and security deposit required for a facility lease. Restricted cash consists of funds invested in a money market fund. As of December 31, 2017 and December 31, 2016, restricted cash of $0.2 million was included in other assets in the accompanying consolidated balance sheets.

Concentrations of Credit Risk

Financial instruments that subject the Company to significant concentrations of credit risk consist of cash, cash equivalents and restricted cash. All of the Company’s cash, cash equivalents and restricted cash are held at financial institutions in the United States and Canada that management believes to be of high credit quality. Deposits held in the United States and Canada with these financial institutions exceed federally insured limits. The Company’s cash, cash equivalents and restricted cash exceeded federally insured limits by $100.0 million and $108.7 million at December 31, 2017 and 2016, respectively.

The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer and establishing a minimum allowable credit rating.

Fair Value of Financial Instruments

The Company’s cash and cash equivalents, restricted cash, other current assets, accounts payable, and accrued liabilities approximate their fair value at December 31, 2017 and 2016, due to their short duration.

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

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

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

Other Assets

Other assets consist primarily of restricted cash pledged as collateral for a corporate credit card facility, long-term prepaid rent and refundable security deposits required for facility leases.

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

Upfront payments made in connection with license agreements are expensed as research and developments costs, as the assets acquired do not have alternative future use. Contingent milestone payment obligations due to third parties under license agreements are expensed when the milestones are considered probable of occurring.

Research and development costs include fees incurred in connection with license agreements, compensation and other related costs for employees engaged in research and development, costs associated with research and preclinical studies, clinical trials, regulatory activities, manufacturing activities to support clinical activities, fees paid to external service providers that conduct certain research and development, clinical, and manufacturing activities on behalf of the Company and an allocation of overhead expenses.

Stock-Based Compensation

The Company accounts for share-based payments at fair value, which is measured using the Black-Scholes option-pricing model. For share-based awards that vest subject to the satisfaction of a service requirement, the fair value measurement date for employee stock-based compensation awards is the date of grant and the expense is recognized on a straight-line basis, over the vesting period.

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The amendments in this update require that organizations recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company will adopt the new standard effective January 1, 2019 and expect its operating leases, as disclosed in Note 6 “Commitments and Contingencies”, to be subject to the new standard. The Company will recognize right-of-use assets and operating lease liabilities on its consolidated balance sheets upon adoption, which will increase its total assets and liabilities.

3.	Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, less common stock issued that

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

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

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of December 31,
	2017	2016	2015
Options to purchase common stock	7,470,601	6,543,654	3,522,813
Common stock subject to repurchase	—	—	23,554

Total potential dilutive shares	7,470,601	6,543,654	3,546,367

4.	Fair Value Measurements

The Company measures and reports its cash equivalents and restricted cash at fair value. The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$99,792	$—	$—	$99,792
Restricted money market funds	188	—	—	188

Total financial assets	$99,980	$—	$—	$99,980

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$107,043	$—	$—	$107,043
Restricted money market funds	200	—	—	200

Total financial assets	$107,243	$—	$—	$107,243

Money market funds and restricted money market funds are measured at fair value on a recurring basis using quoted prices and are classified as a Level 1 input.

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2017 and 2016.

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

5.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	December 31,
	2017	2016
	(in thousands)
Cash	$556	$1,964
Cash equivalents:
Money market accounts	99,792	107,043

Total cash and cash equivalents	$100,348	$109,007

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2017	2016
	(in thousands)
Prepaid research and development project costs	$549	$515
Prepaid insurance	478	511
Other receivables	103	70
Other	247	247

Total prepaid expenses and other current assets	$1,377	$1,343

Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2017	2016
	(in thousands)
Software	$254	$242
Computer equipment	93	255
Leasehold improvements	79	110
Furniture and fixtures	3	45

Property and equipment, gross	429	652
Less: accumulated depreciation	(275)	(252)

Total property and equipment, net	$154	$400

Depreciation related to the Company’s property and equipment for the years ended December 31, 2017, 2016 and 2015 was $0.3 million, $0.2 million and $0.1 million, respectively.

During the year ended December 31, 2016, as a result of the decision to halt investment in PNT2258 and the DNAi platform, the Company recorded impairment charges of $0.1 million on its lab equipment (see Note 12).

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2017	2016
	(in thousands)
Accrued research and development costs	$2,763	$1,600
Accrued employee related costs	2,699	2,084
Accrued professional fees	317	381
Accrued restructuring costs (Note 12)	137	763
Other	217	293

Total accrued liabilities	$6,133	$5,121

6.	Commitments and Contingencies

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

In May 2016, the Company entered into an exclusive license agreement (Carna License Agreement) with Carna Biosciences, Inc. (Carna) for worldwide rights to develop and commercialize SRA141, a small molecule kinase inhibitor targeting Cdc7. In exchange for this exclusive right, the Company paid Carna an upfront payment of $0.9 million in June 2016. The Company will be required to pay Carna milestone payments of up to an aggregate of $270.0 million upon achievement of certain developmental, regulatory and commercial milestone events, which will be accrued once they are considered probable of occurring. As at December 31, 2017, the Company had not recorded any milestone payments to Carna. In addition, the Company is required to pay Carna tiered single-digit royalties on net sales of product candidates (as defined under the Carna License Agreement).

Lease Agreements

In February 2015, the Company entered into an operating lease agreement to sublease office space in Vancouver, Canada. The operating lease agreement expires on February 27, 2018. Under the terms of the agreement, the Company issued a letter of credit to the sublessor on closing, which was collateralized by a restricted deposit of $13,000 at December 31, 2017. In June 2017, the Company entered into a new operating lease agreement to continue leasing the office space in Vancouver, Canada commencing March 1, 2018. The new lease expires on February 28, 2023 and can be extended for an additional term of 5 years.

In January 2016, the Company entered into an operating lease agreement to lease office space near San Francisco, California. The operating lease agreement expires on April 30, 2019. In September 2017, the

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

Company entered into a sublease agreement to sublet the premises to a third party until April 30, 2019. The fair value of the remaining contractual obligation, net of sublease income, as of the cease-use date was $0.1 million and was included in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2017.

In addition to base rent, these leases require payment of taxes and other operating costs. These operating costs are not included in the table below.

As of December 31, 2017, the aggregate future non-cancelable minimum lease payments associated with these operating leases are as follows:

Years Ending December 31:	Operating Leases
(in thousands)
2018	$424
2019	272
2020	225
2021	229
2022	183

Total(a)	$1,333

(a)	Minimum lease payments have not been reduced by total minimum sublease rentals of $0.2 million due in the future under sublease.

The total rent expense for the years ended December 31, 2017, 2016 and 2015 was $0.5 million, $0.5 million and $0.3 million, respectively.

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

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

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

	December 31,
	2017	2016
Outstanding stock options	7,470,601	6,543,654
Shares reserved for future option grants	1,503,770	1,392,521
Shares reserved under the 2015 employee stock purchase plan	700,000	700,000

Total common stock reserved for issuance	9,674,371	8,636,175

8.	Preferred Stock

As of December 31, 2017 and December 31, 2016, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001. No shares of preferred stock were outstanding as of December 31, 2017 and December 31, 2016.

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

The Company’s Series B, B-1, C and D redeemable convertible preferred stock was classified outside of stockholders’ equity from issuance through the closing of the IPO, because the stock contained redemption features that commenced at any time on or after December 31, 2018 at the election of the Series B, B-1, C and D redeemable convertible preferred stockholders. The Company adjusted the carrying amount of the

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

redeemable convertible preferred stock to equal the redemption value at the end of each reporting period. Due to the absence of retained earnings, adjustments to redemption value were recorded against additional paid-in capital, if any, and then to accumulated deficit. The changes in the redemption value of the redeemable convertible preferred stock for the year ended December 31, 2015 was as follows:

Year Ended December 31, 2015
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

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

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

In the accompanying consolidated statement of operations, the Company recognized stock-based compensation expense for its employees and non-employees as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Research and development	$3,966	$3,635	$1,846
General and administrative	1,939	1,875	1,340

Total stock-based compensation	$5,905	$5,510	$3,186

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

Determination of Fair Value

The estimated grant-date fair value of all the Company’s stock-based awards was calculated using the Black-Scholes option pricing model, based on the following assumptions:

Year Ended December 31,
	2017	2016	2015
Expected term (in years)	5.3 – 7.0	5.1 – 9.9	5.2 – 10.0
Expected volatility	86 – 96%	77 – 87%	75 – 84%
Risk-free interest rate	1.8 – 2.3%	1.1 – 2.4%	1.5 – 2.4%
Expected dividend rate	—%	—%	—%

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

Forfeiture Rate—Prior to January 1, 2017, the Company recorded stock-based compensation costs related to stock options net of estimated forfeitures. The forfeiture rate was estimated based on an analysis of actual forfeitures experience, analysis of employee turnover behavior and other factors. Effective January 1, 2017, the Company made an accounting policy election to account for forfeitures when they occur.

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

On January 1, 2017, the Company adopted FASB ASU No. 2016-09 (ASU 2016-09), Compensation—Stock Compensation (Topic 718) using the modified retrospective approach, including making an accounting

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

policy election to account for forfeitures when they occur, and thus recorded a $8,000 retrospective adjustment to retained earnings included in the accompanying consolidated statement of stockholders’ equity for year ended December 31, 2017. In accordance with this standard, all tax effects related to share-based payments are recorded as part of the provision for income taxes including any accumulated excess tax benefits or deficiencies. Since the Company has incurred net losses since its inception and maintains a full valuation allowance on its net U.S. deferred tax assets, adoption of the new guidance had no impact on the accompanying consolidated statements of operations or cash flow presentation.

Equity Incentive Plans

2015 Plan

The 2015 Equity Incentive Plan (2015 Plan) became effective on July 14, 2015. As of December 31, 2017, 6,493,998 shares were reserved for issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will increase automatically on January 1 of each calendar year from 2016 through 2025 by the number of shares equal to 4% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. The Company’s Board of Directors or Compensation Committee may reduce the amount of the increase in any particular year. The exercise price of each stock-based award issued under the 2015 Plan is required to be no less than the fair value of the Company’s capital stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement.

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

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

A summary of activity under the 2008 Plan and 2015 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Options (in thousands)
Outstanding—December 31, 2014	1,550,101	2,138,096	$0.91	9.29	$3,153
Awards authorized	3,400,000
Options granted	(1,471,664)	1,471,664	8.06
Options exercised	—	(41,505)	0.76
Options cancelled	45,442	(45,442)	7.76

Outstanding—December 31, 2015	3,523,879	3,522,813	3.81	8.78	40,425
Awards authorized	1,202,324
Options granted	(3,710,980)	3,710,980	3.22
Options exercised	—	(312,841)	0.67
Options cancelled	377,298	(377,298)	7.04

Outstanding—December 31, 2016	1,392,521	6,543,654	3.44	8.82	888
Awards authorized	1,214,837
Options granted	(1,502,025)	1,502,025	1.45
Options exercised	—	(176,641)	0.94
Options cancelled	398,437	(398,437)	3.55

Outstanding—December 31, 2017	1,503,770	7,470,601	$3.09	8.12	$12,363

Exercisable—December 31, 2017		3,995,823	$3.10	7.61	$6,749

Vested and expected to vest—December 31, 2017		7,470,601	$3.09	8.12	$12,363

The weighted-average grant date fair values of options granted during the years ended December 31, 2017, 2016 and 2015 was $1.09, $2.19 and $10.51 per share. The aggregate intrinsic value of options exercised was $0.2 million, $1.2 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015. The total grant date fair value of options vested for the years ended December 31, 2017, 2016 and 2015 was $6.5 million, $6.1 million and $1.4 million.

As of December 31, 2017, total unrecognized stock-based compensation related to unvested stock options was $9.2 million, which the Company expects to recognize over a remaining weighted-average period of 1.8 years.

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

Under the ESPP, participants are offered the options to purchase shares of Company’s common stock at a 15% discount during a series of discrete offering periods, subject to any plan limitations. The ESPP will not become effective until such time as the Compensation Committee determines in the future, and as of December 31, 2017, the initial offering periods had not commenced. As of December 31, 2017, no shares of common stock have been issued to employees participating in the ESPP and 700,000 shares were available for issuance under the ESPP.

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

11.	Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act significantly revises U.S. tax law by, among other provisions, lowering the U.S. federal statutory income tax rate from 35% to 21%, changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017 and eliminating or reducing certain income tax deductions.

The effects of changes in tax laws are required to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the Tax Act’s provisions, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows companies to record the tax effects of the Tax Act on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment.

In connection with the Company’s initial analysis of the Tax Act, it recorded a decrease of its net deferred tax assets of $7.2 million for the period ended December 31, 2017, to account for the rate reduction. This did not have an impact on the Company’s financial statements since its U.S. deferred tax assets are fully offset by a valuation allowance. However, given the significant complexity of the Tax Act, these estimates may be adjusted during the measurement period.

The geographical breakdown of loss before provision for income taxes is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
United States	$(42,425)	$(48,244)	$(53,376)
International	566	520	171

Loss before provision for income taxes	$(41,859)	$(47,724)	$(53,205)

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Current tax provision:
Federal	$—	$—	$—
State	—	—	—
Foreign	183	170	59

Total current tax provision	183	170	59

Deferred tax provision (benefit):
Foreign	(27)	(27)	(4)

Total deferred tax provision (benefit)	$(27)	$(27)	$(4)

Total provision for income taxes	$156	$143	$55

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

The reconciliation between income taxes computed at the federal statutory income tax rate and the provision for income taxes is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Federal statutory rate	34.0%	34.0%	34.0%
Effect of:
Effect of ownership change on deferred tax assets	(84.8)	—	—
Change in valuation allowance	69.5	(33.5)	(27.8)
US tax reform deferred impact of tax rate change	(17.3)	—	—
Federal tax credit	(0.9)	1.6	2.6
State income tax benefit, net of federal benefit	0.1	0.1	2.9
Change in fair value of preferred stock warrants	—	—	(11.1)
Other permanent items	(1.0)	(2.5)	(0.7)

Total provision for income taxes	(0.4)%	(0.3)%	(0.1)%

The components of the deferred tax assets are as follows:

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$9,183	$35,244
Stock Based Compensation	2,444	2,291
59 (e) expenditures and amortization	1,435	—
License fee	1,346	3,339
Research and development credits	365	2,597
Other	698	1,017

Gross deferred tax assets	15,471	44,488
Valuation allowance	(15,395)	(44,440)

Total deferred tax assets	76	48

Deferred tax liabilities:
Other	13	12

Total deferred tax liabilities	13	12

Total net deferred tax assets	$63	$36

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance and the recorded cumulative net losses in prior fiscal periods, the Company recorded a full valuation allowance of $15.4 million and $44.4 million against the net U.S. deferred tax assets as of December 31, 2017 and 2016. The net valuation allowance decreased by $29.0 million for the year ended December 31, 2017 and increased by $16.0 million for the year ended December 31, 2016.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Based on the weight of all evidence, including a history of operating losses and the Company’s ability to generate future taxable income to

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

realize the assets, management has determined that it is more likely than not that the deferred tax assets will not be realized.

Utilization of the Company’s net operating loss and research and development credit carryforwards to offset taxable income are subject to an annual limitation, pursuant to Internal Revenue Code (IRC) Sections 382 and 383. As a result of stock offerings that occurred prior to 2016, subsequent changes in the stock ownership, and the stock offering in February 2017, an ownership change under Section 382 is deemed to have occurred. As such, certain of the Company’s tax attributes existing as of the date of the ownership change are not be available for future use. The loss of these attributes does not have any impact on the financial statements since the net U.S. deferred tax assets are offset by a full valuation allowance.

As of December 31, 2017, the Company has federal tax net operating loss carryforwards of $31.4 million expiring in 2037 and state operating loss carryforwards of $54.0 million expiring in years ranging from 2022 to 2037. The Company also had net tax credit carryforwards of $0.4 million which begin to expire in 2032.

Uncertain Tax Positions

The activity related to the gross amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Beginning balance	$311	$232	$162
Increases based on tax positions related to prior years	—	—	—
Decreases based on tax positions related to prior years	(79)	—	(77)
Decreases due to ownership change	(232)	—	—
Increases based on tax positions in current year	43	79	147
Settlement	—	—	—
Lapse of statute of limitations	—	—	—

Ending balance	$43	$311	$232

If recognized, gross unrecognized tax benefits would not have an impact on the Company’s effective tax rate due to the Company’s full valuation allowance position. While it is often difficult to predict the final outcome of any particular uncertain tax position, the Company does not believe that the amount of gross unrecognized tax benefits will change significantly in the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated statement of operations. Accrued interest and penalties, if applicable, are included in accrued liabilities in the consolidated balance sheet. For the years ended December 31, 2017 and 2016, the Company did not recognize any accrued interest and penalties.

The Company is subject to taxation in the United States, various states, Canada and Australia. Tax years 2014 through 2016 remain open to examination by the United States, various state jurisdictions and Canada. The tax year ended December 31, 2016 remains open to examination in Australia. The Company is currently under examination by the Internal Revenue Service for the 2015 tax year. There are currently no other examinations in any other jurisdictions for any other year.

12.	Restructuring Costs

In June 2016, the Company halted investment in PNT2258 and the DNAi platform and closed the related Phase 2 clinical trials to further enrollment. As a result, the Company closed its research facility in

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

Plymouth, Michigan, renegotiated and terminated certain contracts, and implemented staff reductions in the United States and Canada.

The following table summarizes restructuring activities for the years ended December 31, 2017 and December 31, 2016:

	Contract Termination	Employee Termination	Asset Impairment	Total
	(in thousands)
Accrual balance at December 31, 2015	$—	$—	$—	$—
Restructuring costs charged to research and development expense	2,249	—	—	2,249
Restructuring costs charged to general and administrative expense	5	332	130	467
Non-cash charges	(681)	—	(130)	(811)
Cash payments	(909)	(233)	—	(1,142)

Accrual balance at December 31, 2016	$664	$99	$—	$763
Adjustments to research and development expense	(69)	—	—	(69)
Cash payments	(458)	(99)	—	(557)

Accrual balance at December 31, 2017	$137	$—	$—	$137

The accrual balance, which was included in accrued liabilities in the accompanying balance sheet, is currently expected to be substantially paid by the end of 2018.

13.	Selected Quarterly Financial Data (Unaudited)

The following tables present certain selected unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2017. This consolidated quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented. The selected consolidated quarterly financial results from operations for the years ended December 31, 2017 and 2016 are set forth therein.

	Fiscal 2017 Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands, except per share amounts)
Operating expenses	$11,154	$10,477	$10,183	$10,805
Net loss	$(11,092)	$(10,329)	$(9,995)	$(10,599)
Basic and diluted net loss per share	$(0.26)	$(0.20)	$(0.19)	$(0.20)

	Fiscal 2016 Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except per share amounts)
Operating expenses	$10,613	$12,946	$15,283	$9,233
Net loss	$(10,538)	$(12,872)	$(15,209)	$(9,248)
Basic and diluted net loss per share	$(0.35)	$(0.43)	$(0.50)	$(0.30)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

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

As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3. Exhibits

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation.	S-1	333-204921	3.2	June 12, 2015

3.2	Certificate of Amendment to the Restated Certificate of Incorporation.	8-K	001-37490	3.1	January 11, 2017

3.3	Restated Bylaws.	S-1	333-204921	3.4	June 12, 2015

4.1	Form of Common Stock Certificate.	S-1	333-204921	4.1	July 6, 2015

4.2	Third Amended and Restated Investor Rights Agreement, dated April 17, 2014, by and among the Registrant and certain of its stockholders, as amended.	S-1	333-204921	4.2	June 12, 2015

10.1*	Form of Indemnification Agreement.	S-1	333-204921	10.1	June 12, 2015

10.2*	2008 Stock Plan, as amended, and forms of award agreements thereunder.	S-1	333-204921	10.2	June 12, 2015

10.3*	2015 Equity Incentive Plan and forms of award agreements thereunder.	S-1	333-204921	10.3	July 6, 2015

10.4*	2015 Employee Stock Purchase Plan.	S-1	333-204921	10.4	July 6, 2015

10.5*	Form of Executive Officer Employment Agreement.	S-1	333-204921	10.5	July 6, 2015

10.6	Form of Amendment to Executive Officer Employment Agreement (other than Chief Executive Officer)	10-Q	001-37490	10.1	May 9, 2017

10.7*	Form of Employment Agreement between the Registrant and Nick Glover.	S-1	333-204921	10.7	July 6, 2015

10.8	Lease, dated February 4, 2015, by and between the Registrant and Thompson Creek Metals Company Inc.	S-1	333-204921	10.10	June 12, 2015

10.9+	License Agreement dated May 26, 2016 between the Registrant and Carna Biosciences, Inc.	10-Q	001-37490	10.1	August 12, 2016

Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.10+	License Agreement dated September 27, 2016 by and between the Registrant and CRT Pioneer fund LP.	10-Q	001-37490	10.1	November 10, 2016

10.11	Office Lease, dated June 12, 2017, by and between Sierra Oncology Canada ULC and The Cadillac Fairview Corporation Limited, as the duly authorized agent of Ontrea Inc. and Van885 West Georgia GP Ltd., the general partner of Van885 West Georgia LP.	10-Q	001-37490	10.1	August 10, 2017

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of independent registered public accounting firm.					X

24.1	Power of Attorney. Reference is made to the signature page hereto.					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Schema Linkbase Document.					X

101.CAL	XBRL Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.EXT	XBRL Extension label Linkbase Document.					X

101.PRE	XBRL Presentation Linkbase Document.					X

*	Executive compensation plan or agreement.
**	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

+	Confidential treatment has been granted for portions of this exhibit under Rule 24b-2 promulgated under the Exchange Act. The Registrant has omitted and filed separately with the SEC the confidential portions of this exhibit.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2018

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

Signature	Title	Date

/s/ Nick Glover Nick Glover	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2018

/s/ Sukhi Jagpal Sukhi Jagpal	Chief Financial Officer (Principal Accounting and Financial Officer)	February 27, 2018

/s/ Donald Parfet Donald Parfet	Chairman of the Board	February 27, 2018

/s/ Nicole Onetto Nicole Onetto	Director	February 27, 2018

/s/ Robert Pelzer Robert Pelzer	Director	February 27, 2018

/s/ Jeffrey H. Cooper Jeffrey H. Cooper	Director	February 27, 2018

/s/ Tran Nguyen Tran Nguyen	Director	February 27, 2018

/s/ Daniel Estes Daniel Estes	Director	February 27, 2018

/s/ Andrew Allen Andrew Allen	Director	February 27, 2018