Form 10-Q
period 2018-03-31
Sierra Oncology, Inc.
filed 2018-05-10
CIK 1290149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

As of May 8, 2018, there were 74,311,481 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (Quarterly Report) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and section 27A of the Securities Act of 1933, as amended (Securities Act). All statements contained in this Quarterly Report other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. These forward-looking statements may include, but are not limited to, statements regarding our future clinical development activities, expected timing and results of clinical trials, future results of operations and financial position, our business strategy and plans and our objectives for future operations. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on February 27, 2018, and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements to conform these statements to actual results or to changes in our expectations, except as required by law. You should read this Quarterly Report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

As used in this Quarterly Report on Form 10-Q, the terms “Sierra Oncology,” “the Company,” “we,” “us” and “our” refer to Sierra Oncology, Inc., a Delaware corporation, and its subsidiaries taken as a whole, unless otherwise noted. Sierra Oncology is our registered trademark. The “Sierra Oncology” logo and all product names are our common law trademarks. This Quarterly Report may contain additional trade names, trademarks and service marks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIERRA ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$133,829	$100,348
Prepaid expenses and other current assets	2,159	1,377

Total current assets	135,988	101,725
Property and equipment, net	144	154
Other assets	303	319

TOTAL ASSETS	$136,435	$102,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued liabilities	$4,898	$6,133
Accounts payable	740	1,339

Total current liabilities	5,638	7,472

TOTAL LIABILITIES	5,638	7,472

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2018 and December 31, 2017; nil shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 74,309,681 and 52,395,223 shares issued and outstanding as of March 31, 2018 and December 31, 2017	74	52
Additional paid-in capital	766,325	718,751
Accumulated deficit	(635,602)	(624,077)

TOTAL STOCKHOLDERS’ EQUITY	130,797	94,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$136,435	$102,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Research and development	$8,334	$8,008
General and administrative	3,420	3,146

Total operating expenses	11,754	11,154

Loss from operations	(11,754)	(11,154)
Other income	272	96

Loss before provision for income taxes	(11,482)	(11,058)
Provision for income taxes	43	34

Net loss	$(11,525)	$(11,092)

Net loss per common share, basic and diluted	$(0.19)	$(0.26)

Weighted-average shares used in computing net loss per common share, basic and diluted	59,722,743	42,596,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2017	52,395,223	$52	$718,751	$(624,077)	$94,726
Issuance of common stock for exercise of stock options	64,458	—	101	—	101
Stock-based compensation	—	—	1,499	—	1,499
Issuance of common stock, net of offering costs of $3.2 million	21,850,000	22	45,974	—	45,996
Net loss	—	—	—	(11,525)	(11,525)

Balance—March 31, 2018	74,309,681	$74	$766,325	$(635,602)	$130,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,525)	$(11,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,499	1,527
Depreciation	29	53
Other	41	35
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(795)	568
Accrued liabilities	(1,261)	(1,003)
Accounts payable	(597)	(1,452)

Net cash used in operating activities	(12,609)	(11,364)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(78)

Net cash used in investing activities	—	(78)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon follow-on offering, net of offering costs	45,996	27,422
Proceeds from exercise of common stock options	101	23

Net cash provided by financing activities	46,097	27,445

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(20)	2
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	33,468	16,005
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	100,536	109,207

CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$134,004	$125,212

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$73	$90

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accrued liabilities	$21	$7

Offering costs included in accrued liabilities	$209	$—

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

Follow-On Offering

On March 6, 2018, the Company completed an underwritten public offering of an aggregate of 21,850,000 shares of common stock, including the underwriters’ exercise of their overallotment option, at a price to the public of $2.25 per share. The aggregate net proceeds received by the Company from the offering were $46.0 million, net of underwriting discounts and commissions and offering expenses of $3.2 million.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2018, the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 and the condensed consolidated statement of stockholders’ equity as of March 31, 2018 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The condensed consolidated financial data disclosed in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The condensed consolidated results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2017 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018.

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

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the U.S. Dollar. Transactions denominated in currencies other than the functional currency are recorded at prevailing exchange rates during the period. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are recorded at historical exchange rates. Gains and losses related to remeasurement are recorded in other income in the condensed consolidated statements of operations. The net foreign exchange transaction gains (losses) included in other income in the accompanying condensed consolidated statements of operations was insignificant for the three months ended March 31, 2018 and 2017.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of funds invested in readily available checking and savings accounts and highly liquid investments in money market funds.

Restricted Cash

Restricted cash, which consists of funds invested in a money market fund, represents collateral for a corporate credit card facility. Restricted cash at December 31, 2017 also included security deposits required for a facility lease that expired in February 2018.

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

Fair Value of Financial Instruments

The Company’s cash and cash equivalents, restricted cash, other current assets, accounts payable, and accrued liabilities approximate their fair value at March 31, 2018 and December 31, 2017, due to their short duration.

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

Recent Accounting Pronouncements Not Yet Effective

In February 2016, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The amendments in this update require that organizations recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company will adopt the new standard effective January 1, 2019 and expects its operating leases, as disclosed in Note 6 “Commitments and Contingencies”, to be subject to the new standard. The Company will recognize right-of-use assets and operating lease liabilities on its consolidated balance sheets upon adoption, which will increase its total assets and liabilities.

3.	Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period without consideration for common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. As of March 31, 2018 and March 31, 2017, 10,202,831 and 7,615,052 outstanding options to purchase common stock, respectively, were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been antidilutive.

4.	Fair Value Measurements

The Company measures and reports its cash equivalents and restricted cash at fair value. The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$133,448	$—	$—	$133,448
Restricted money market funds	175	—	—	175

Total financial assets	$133,623	$—	$—	$133,623

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$99,792	$—	$—	$99,792
Restricted money market funds	187	—	—	187

Total financial assets	$99,979	$—	$—	$99,979

Money market funds and restricted money market funds are measured at fair value on a recurring basis using quoted prices and are classified as a Level 1 input.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2018.

5.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Cash	$381	$556
Cash equivalents:
Money market accounts	133,448	99,792

Total cash and cash equivalents	$133,829	$100,348

In November 2016, the FASB issued new guidance ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires the beginning-of-period and end-of-period totals on the statement of cash flows to include restricted cash and restricted cash equivalents, as well as disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. The company adopted the guidance effective January 1, 2018 retrospectively to all periods presented. As a result, the condensed consolidated statement of cash flows no longer presents transfers to or from restricted cash.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows.

	March 31, 2018	March 31, 2017
	(in thousands)
Cash and cash equivalents	$133,829	$125,025
Restricted cash included in other assets	175	187

Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$134,004	$125,212

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Prepaid research and development project costs	$1,242	$549
Prepaid insurance	276	478
Other receivables	328	103
Other	313	247

Total prepaid expenses and other current assets	$2,159	$1,377

Property and Equipment, net

Property and equipment, net consists of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Software	$273	$254
Computer equipment	93	93
Leasehold improvements	79	79
Furniture and fixtures	3	3

Property and equipment, gross	448	429
Less: accumulated depreciation	(304)	(275)

Total property and equipment, net	$144	$154

Depreciation related to the Company’s property and equipment was $29,000 and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Accrued research and development costs	$2,994	$2,763
Accrued employee-related costs	862	2,699
Accrued professional fees	753	317
Accrued restructuring costs (Note 10)	99	137
Other	190	217

Total accrued liabilities	$4,898	$6,133

6.	Commitments and Contingencies

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

In May 2016, the Company entered into an exclusive license agreement (Carna License Agreement) with Carna Biosciences, Inc. (Carna) for worldwide rights to develop and commercialize SRA141, a small molecule kinase inhibitor targeting Cdc7. In exchange for this exclusive right, the Company paid Carna an upfront payment of $0.9 million in June 2016. The Company will be required to pay Carna milestone payments of up to an aggregate of $270.0 million upon achievement of certain developmental, regulatory and commercial milestone events, which will be accrued once they are considered probable of occurring. As of March 31, 2018, the Company had not recorded any milestone payments to Carna. In addition, the Company is required to pay Carna tiered single-digit royalties on net sales of product candidates (as defined under the Carna License Agreement).

Lease Agreements

In February 2015, the Company entered into an operating lease agreement to sublease office space in Vancouver, Canada. Under the terms of the agreement, the Company issued a letter of credit to the sublessor on closing, which was collateralized by a restricted deposit. The operating lease agreement together with the restricted deposit expired on February 2018. In June 2017, the Company entered into a new operating lease agreement to continue leasing the office space in Vancouver, Canada commencing March 1, 2018. The new lease expires on February 28, 2023 and can be extended for an additional term of 5 years.

In January 2016, the Company entered into an operating lease agreement to lease office space near San Francisco, California. The operating lease agreement expires on April 30, 2019. In September 2017, the Company entered into a sublease agreement to sublet the premises to a third party until April 30, 2019. The fair value of the remaining contractual obligation, net of sublease income, was included in accrued liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2018.

In addition to base rent, these leases require payment of taxes and other operating costs. These operating costs are not included in the table below.

As of March 31, 2018, the aggregate future non-cancelable minimum lease payments associated with these operating leases are as follows:

Years Ending December 31:	Operating Leases
(in thousands)
Remainder of 2018	$307
2019	266
2020	220
2021	223
2022	178
Thereafter	—

Total (a)	$1,194

(a)	Minimum lease payments have not been reduced by minimum sublease rentals of $0.1 million due in the future under sublease.

The total rent expense was $0.1 million for the three months ended March 31, 2018 and 2017.

Legal

On November 9, 2016, a purported securities class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its executive officers (the New York Lawsuit). The New York Lawsuit was brought by purported stockholders of the Company seeking to represent a class consisting of stockholders who purchased stock between July 15, 2015 and June 6, 2016. The New York Lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act and seeks unspecified damages and other relief. On March 13, 2018, the United States District Court for the Southern District of New York granted the defendants’ motion to dismiss and entered a final judgment dismissing the New York Lawsuit with prejudice. Plaintiffs have filed a notice of appeal. The Company believes that the claims in the New York Lawsuit are without merit and intends to defend the lawsuit vigorously. It is possible that additional similar lawsuits could be filed. Due to the early stage of the litigation, the Company is unable to predict the outcome of this matter and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

On November 18, 2016, a purported securities class action lawsuit was filed in the Superior Court of the State of California for the County of San Mateo against the Company, certain of its executive officers and directors, and the underwriters for the Company’s initial public offering of its common stock. On February 9, 2017, a substantially identical putative class action suit was filed in the Superior Court of the State of California for the County of San Mateo asserting the same claims on behalf of the same putative class (the two lawsuits together, the California Lawsuits). The California Lawsuits were brought by purported stockholders of the Company seeking to represent a class consisting of stockholders who purchased stock pursuant to and/or traceable to the Company’s Registration Statement on Form S-1. The lawsuits assert claims under Sections 11 and 15 of the Exchange Act and seek unspecified damages and other relief. The California Lawsuits remain pending. The Company believes that the claims are without merit and intends to defend the California Lawsuits vigorously. It is possible that additional similar lawsuits could be filed. Due to the early stage of the litigation, the Company is unable to predict the outcome of these cases and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

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

	March 31, 2018	December 31, 2017
Outstanding stock options	10,202,831	7,470,601
Shares reserved for future option grants	802,890	1,503,770
Shares reserved under the 2015 employee stock purchase plan	700,000	700,000

Total common stock reserved for issuance	11,705,721	9,674,371

8.	Stock-Based Compensation

In the accompanying condensed consolidated statements of operations, the Company recognized stock-based compensation expense for its employees and non-employees as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Research and development	$998	$1,013
General and administrative	501	514

Total stock-based compensation	$1,499	$1,527

Determination of Fair Value

The estimated grant-date fair values of all of the Company’s stock-based awards were calculated using the Black-Scholes option pricing model, based on assumptions as follows:

Three Months Ended March 31,
	2018	2017
Expected term (in years)	5.4 – 6.9	5.4 –7.0
Expected volatility	88 – 91%	89 – 96%
Risk-free interest rate	2.7 – 2.8%	2.0 – 2.3%
Expected dividend rate	—%	—%

Equity Incentive Plans

2015 Plan

The 2015 Equity Incentive Plan (2015 Plan) became effective on July 14, 2015. As of March 31, 2018, 8,621,853 shares were reserved for issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will increase automatically on January 1 of each calendar year 2016 through 2025 by the number of shares equal to 4% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. The Company’s Board of Directors or Compensation Committee may reduce the amount of the increase in any particular year. The exercise price of each stock-based award issued under the 2015 Plan is required to be no less than the fair value of the Company’s capital stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement.

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

A summary of activity under the 2008 Plan and 2015 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Options (in thousands)
Outstanding — December 31, 2017	1,503,770	7,470,601	$3.09	8.12	$12,363
Awards authorized	2,095,808
Options granted	(2,854,350)	2,854,350	2.36
Options exercised	—	(64,458)	1.57
Options forfeited/cancelled	57,662	(57,662)	5.65

Outstanding — March 31, 2018	802,890	10,202,831	$2.88	8.45	$3,050

Exercisable — March 31, 2018		4,582,347	$3.00	7.54	$2,198

Vested and expected to vest — March 31, 2018		10,202,831	$2.88	8.45	$3,050

The weighted-average grant date fair values of options granted during the three months ended March 31, 2018 and 2017 was $1.76 and $1.12 per share, respectively. The aggregate intrinsic value of options exercised was $0.1 million for the three months ended March 31, 2018 and 2017. The total grant date fair value of options vested for the three months ended March 31, 2018 and 2017 was $1.7 million and $2.2 million, respectively.

As of March 31, 2018, total unrecognized stock-based compensation related to unvested stock options was $12.6 million. These costs are expected to be recognized over a remaining weighted-average period of 2.4 years as of March 31, 2018.

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

Under the ESPP, participants are offered the option to purchase shares of the Company’s common stock at a 15% discount during a series of discrete offering periods, subject to any plan limitations. The ESPP will not become effective until such time as the Compensation Committee determines in the future, and as of March 31, 2018, the initial offering periods had not commenced. As of March 31, 2018, no shares of common stock have been issued to employees participating in the ESPP and 700,000 shares were available for issuance under the ESPP.

9.	Income Taxes

The Company did not record a provision for U.S. federal income taxes for the three months ended March 31, 2018 because it expects to generate a loss for the year ended December 31, 2018. The income tax expense of $43,000 and $34,000 for the three months ended March 31, 2018 and 2017, respectively, represented foreign taxes. The Company’s net U.S. deferred tax assets continue to be offset by a full valuation allowance.

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

The effects of changes in tax laws are required to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the Tax Act’s provisions, the FASB issued ASU No. 2018-06, Income Taxes (Topic 740) pursuant to the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows companies to record the tax effects of the Tax Act on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment.

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

10.	Restructuring Costs

In June 2016, the Company halted investment in PNT2258 and closed the related Phase 2 clinical trials to further enrollment. As a result, the Company closed its research facility in Plymouth, Michigan, renegotiated and terminated certain contracts, and implemented staff reductions in the United States and Canada.

The following table summarizes restructuring activities for the three months ended March 31, 2018:

Contract Termination
(in thousands)
Accrual balance at December 31, 2017	$137
Cash payments	(38)

Accrual balance at March 31, 2018	$99

The accrual balance is currently expected to be substantially paid by the end of 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this quarterly report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2017, included in our Annual Report on Form 10-K. This discussion and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our lead product candidate, SRA737, is a potent, highly selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1). Chk1 is a key regulator of cell cycle progression and the DDR replication stress response. In cancer cells, intrinsic replication stress is induced by factors such as oncogenes (e.g., MYC or CCNE1), genetic mutations in DNA repair machinery (e.g., BRCA1 or FANCA), genetic mutations leading to a dysregulated cell cycle (e.g., TP53 or RAD50) or other genomic alterations. This replication stress results in persistent DNA damage and genomic instability leading to an increased dependency on Chk1 for survival. Targeted inhibition of Chk1 by SRA737 may therefore be synthetically lethal to cancer cells with elevated intrinsic replication stress and have utility as a monotherapy in a range of tumor indications.

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

For the SRA737-02 Phase 1/2 Low-Dose Gemcitabine Combination trial, we reported significant progress in the Dose Escalation Phase 1 portion of the study. Subsequent to the end of the quarter, we commenced the Cohort Expansion Phase 2 portion of the study which is targeting enrollment of 80 genetically-selected patients across four indications. An update on the study is expected to be reported in the fourth quarter of 2018.

Concurrently, we are designing clinical trials and conducting preclinical research evaluating SRA737 in combination with other DDR-targeted agents, including poly ADP-ribose polymerase (PARP) inhibitors, as well as with immuno-oncology therapeutics, that will guide the next planned wave of clinical development for our asset, potentially further broadening its therapeutic utility. In the first quarter of 2018, we announced an agreement with Janssen Research & Development, LLC (Janssen), under which they have agreed to supply us with TESARO’s ZEJULA® (niraparib), facilitating the planned initiation of a PARP inhibitor combination trial with SRA737 for the treatment of prostate cancer in the fourth quarter of 2018. We are also currently designing a clinical study evaluating SRA737 in combination with immuno-oncology agents, which potentially could be submitted to regulatory authorities in the fourth quarter of 2018.

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

Since inception, we have devoted substantially all of our resources to research and development activities, including the clinical development of our current product candidates SRA737 and SRA141 and our former product candidate PNT2258, and providing general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. Our net losses were $11.5 million and $11.1 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $635.6 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest to further develop our product candidates, SRA737, a small molecule inhibitor targeting Chk1 and SRA141, a small molecule inhibitor targeting Cdc7;

•	achieve development milestones that trigger payments due to our licensors;

•	acquire or in-license additional product candidates and technologies;

•	develop additional product candidates;

•	hire additional clinical, scientific, drug development and management personnel, as well as personnel to support any future commercialization efforts;

•	invest in scaling our manufacturing capacity to support development and our global commercialization strategy;

•	seek regulatory and marketing approvals for any product candidates that we may develop;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;

•	defend against and resolve lawsuits or other legal issues;

•	maintain, expand and protect our intellectual property portfolio; and

•	add operational, financial and management information systems and personnel to continue to operate as a public company.

On March 6, 2018, we completed an underwritten public offering of an aggregate of 21,850,000 shares of common stock at a price to the public of $2.25 per share. The aggregate net proceeds received by us from the offering were $46.0 million, net of underwriting discounts and commissions and offering expenses of $3.2 million.

We have funded our operations to date primarily from the issuance and sale of our common stock through public offerings, and our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through debt financings and exercises of our preferred stock warrants. As of March 31, 2018, we had cash and cash equivalents of $133.8 million.

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

The largest recurring component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our current product candidates SRA737 and SRA141. We expect our research and development expenses will increase over the next few years as we advance our development programs, achieve development milestones that trigger payments due to our licensors, pursue regulatory approval of our product candidates in the United States and other jurisdictions, expand our portfolio of product candidates and prepare for potential commercialization, which will require a significant investment in areas related to contract manufacturing and inventory buildup.

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

We did not record a provision for U.S. federal income taxes for the three months ended March 31, 2018 because we expect to generate a loss for the year ended December 31, 2018. Our tax expense relates to income taxes in Canada and Australia. Our net U.S. deferred tax assets continue to be offset by a full valuation allowance.

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

The effects of changes in tax laws are required to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the Tax Act’s provisions, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2018-06, Income Taxes (Topic 740) pursuant to the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows companies to record the tax effects of the Tax Act on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment.

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

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	Three Months Ended March 31,		Change $
	2018	2017
	(in thousands)
Operating expenses:
Research and development	$8,334	$8,008	$326
General and administrative	3,420	3,146	274

Total operating expenses	11,754	11,154	600

Loss from operations	(11,754)	(11,154)	(600)
Other income	272	96	176

Loss before provision for income taxes	(11,482)	(11,058)	(424)
Provision for income taxes	43	34	9

Net loss	$(11,525)	$(11,092)	$(433)

Research and Development

Research and development expenses increased $0.3 million, from $8.0 million for the three months ended March 31, 2017, to $8.3 million for the three months ended March 31, 2018. The increase was primarily due to a $1.7 million increase in clinical trial costs for the three months ended March 31, 2018. These increased costs were partially offset by a $0.9 million decrease in third party manufacturing costs related to SRA737 and SRA141, and a $0.5 million decrease in research, preclinical and other support costs.

General and Administrative

General and administrative expenses increased $0.3 million, from $3.1 million for the three months ended March 31, 2017 to $3.4 million for the three months ended March 31, 2018. The increase was primarily attributable to an increase in personnel-related costs and professional fees for the three months ended March 31, 2018.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have never generated revenue and have incurred significant net losses. Our net losses for the three months ended March 31, 2018 and 2017 were $11.5 million and $11.1 million, respectively. As of March 31, 2018, we had an accumulated deficit of $635.6 million. Our principal sources of liquidity as of March 31, 2018 were cash and cash equivalents of $133.8 million.

On March 6, 2018, we completed an underwritten public offering of an aggregate of 21,850,000 shares of common stock at a price to the public of $2.25 per share. The aggregate net proceeds received by us from the offering were $46.0 million, net of underwriting discounts and commissions and offering expenses of $3.2 million.

As of March 31, 2018, we did not have any outstanding borrowings or any debt arrangements.

We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest to further develop our product candidates, SRA737, a small molecule inhibitor of Chk1 and SRA141, a small molecule inhibitor targeting Cdc7;

•	achieve development milestones that trigger payments due to our licensors;

•	acquire or in-license additional product candidates and technologies;

•	develop additional product candidates;

•	hire additional clinical, scientific, drug development and management personnel, as well as personnel to support any future commercialization efforts;

•	invest in scaling our manufacturing capacity to support development and our global commercialization strategy;

•	seek regulatory and marketing approvals for any product candidates that we may develop;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;

•	defend against and resolve lawsuits or other legal issues;

•	maintain, expand and protect our intellectual property portfolio; and

•	add operational, financial and management information systems and personnel to continue to operate as a public company.

To fund our current operating plans, we will need to raise additional capital. Our existing cash and cash equivalents will not be sufficient for us to complete development of our product candidates and, if applicable, to prepare for commercializing any product candidate that may receive approval. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities; however, we believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans through approximately mid-2020. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash used in operating activities	$(12,609)	$(11,364)
Cash used in investing activities	—	(78)
Cash provided by financing activities	46,097	27,445
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(20)	2

Net increase in cash, cash equivalents and restricted cash	$33,468	$16,005

Cash Flows from Operating Activities

For the three months ended March 31, 2018, cash used in operating activities of $12.6 million was attributable to a net loss of $11.5 million, partially offset by $1.6 million in non-cash charges and a net change of $2.7 million in our net operating assets and liabilities. The non-cash charges consisted primarily of $1.5 million in stock-based compensation. The change in net operating assets and liabilities was primarily attributable to a decrease in our accounts payable and accrued liabilities of $1.9 million and an increase in prepaid expenses and other assets of $0.8 million.

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

Cash Flows from Investing Activities

There were no investing activities for the three months ended March 31, 2018. For the three months ended March 31, 2017, cash used in investing activities of $0.1 million was primarily attributable to the purchase of property and equipment.

Cash Flows from Financing Activities

For the three months ended March 31, 2018 and 2017, cash provided by financing activities of $46.1 million and $27.4 million, respectively, was primarily attributable to net proceeds received from the sale and issuance of our common stock upon our follow-on offerings.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities and foreign currency risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $133.8 million as of March 31, 2018, which consisted primarily of bank deposits and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On November 9, 2016, a purported securities class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain of our executive officers (the New York Lawsuit). The New York Lawsuit was brought by purported stockholders of our company seeking to represent a class consisting of stockholders who purchased stock between July 15, 2015 and June 6, 2016. The New York Lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act and seeks unspecified damages and other relief. On March 13, 2018, the United States District Court for the Southern District of New York granted the defendants’ motion to dismiss and entered a final judgment dismissing the New York Lawsuit with prejudice. Plaintiffs have filed a notice of appeal. We believe that the claims in the New York Lawsuit are without merit and intend to defend the lawsuit vigorously. Due to the early stage of the litigation, we are unable to predict the outcome of this matter and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

On November 18, 2016, a purported securities class action lawsuit was filed in the Superior Court of the State of California for the County of San Mateo against us, certain of our executive officers and directors, and the underwriters for our initial public offering of our common stock. On February 9, 2017, a substantially identical putative class action suit was filed in the Superior Court of the State of California for the County of San Mateo asserting the same claims on behalf of the same putative class (the two California lawsuits together, the California Lawsuits). The California Lawsuits were brought by purported stockholders of our company seeking to represent a class consisting of stockholders who purchased stock pursuant to and/or traceable to our Registration Statement on Form S-1. The lawsuits assert claims under Sections 11 and 15 of the Exchange Act and seek unspecified damages and other relief. The California Lawsuits remain pending. We believe that the claims are without merit and intend to defend the California Lawsuits vigorously. It is possible that additional similar lawsuits could be filed. Due to the early stage of the litigation, we are unable to predict the outcome of these cases and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

			Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Exhibit Filing Date

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIERRA ONCOLOGY, INC

Date: May 10, 2018	By:	/s/ Nick Glover
Dr. Nick Glover
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Sukhi Jagpal
Sukhi Jagpal
Chief Financial Officer (Principal Financial Officer)