Form 10-Q
period 2018-06-30
Sierra Oncology, Inc.
filed 2018-08-09
CIK 1290149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

As of August 7, 2018, there were 74,344,181 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.

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

SIERRA ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$125,425	$100,348
Prepaid expenses and other current assets	2,423	1,377

Total current assets	127,848	101,725
Property and equipment, net	121	154
Other assets	578	319

TOTAL ASSETS	$128,547	$102,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued liabilities	$6,774	$6,133
Accounts payable	1,122	1,339

Total current liabilities	7,896	7,472

TOTAL LIABILITIES	7,896	7,472

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2018 and December 31, 2017; nil shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 74,334,181 and 52,395,223 shares issued and outstanding as of June 30, 2018 and December 31, 2017	74	52
Additional paid-in capital	768,139	718,751
Accumulated deficit	(647,562)	(624,077)

TOTAL STOCKHOLDERS’ EQUITY	120,651	94,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,547	$102,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$8,785	$7,194	$17,119	$15,202
General and administrative	4,178	3,283	7,598	6,429

Total operating expenses	12,963	10,477	24,717	21,631

Loss from operations	(12,963)	(10,477)	(24,717)	(21,631)
Other income	582	185	854	281

Loss before provision for (benefit from) income taxes, net	(12,381)	(10,292)	(23,863)	(21,350)
Provision for (benefit from) income taxes, net	(421)	37	(378)	71

Net loss	$(11,960)	$(10,329)	$(23,485)	$(21,421)

Net loss per common share, basic and diluted	$(0.16)	$(0.20)	$(0.35)	$(0.45)

Weighted-average shares used in computing net loss per common share, basic and diluted	74,320,415	52,268,443	67,061,904	47,459,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2017	52,395,223	$52	$718,751	$(624,077)	$94,726
Issuance of common stock for exercise of stock options	88,958	—	133	—	133
Stock-based compensation	—	—	3,281	—	3,281
Issuance of common stock, net of offering costs of $3.2 million	21,850,000	22	45,974	—	45,996
Net loss	—	—	—	(23,485)	(23,485)

Balance—June 30, 2018	74,334,181	$74	$768,139	$(647,562)	$120,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,485)	$(21,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,281	3,038
Depreciation	59	156
Other	(170)	17
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,043)	696
Accrued liabilities	693	(133)
Accounts payable	(212)	(2,035)

Net cash used in operating activities	(20,877)	(19,682)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(30)	(87)

Net cash used in investing activities	(30)	(87)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon follow-on offering, net of offering costs	45,996	27,422
Proceeds from exercise of common stock options	133	23

Net cash provided by financing activities	46,129	27,445

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(33)	3
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	25,189	7,679
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	100,536	109,207

CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$125,725	$116,886

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$104	$187

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accrued liabilities	$—	$10

Offering costs included in accounts payable and accrued liabilities	$43	$—

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

As of June 30, 2018, the Company had $125.4 million of cash and cash equivalents. The Company believes that its balance of cash and cash equivalents as of the date of the issuance of these financial statements is sufficient to fund its current operational plan for at least the next twelve months though it may pursue raising additional capital through equity financings or other arrangements.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2018, the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017, the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 and the condensed consolidated statement of stockholders’ equity as of June 30, 2018 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The condensed consolidated financial data disclosed in these notes to the condensed consolidated financial statements related to the three- and six-month periods are also unaudited. The condensed consolidated results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2017 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018.

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

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the U.S. Dollar. Transactions denominated in currencies other than the functional currency are recorded at prevailing exchange rates during the period. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are recorded at historical exchange rates. Gains and losses related to remeasurement are recorded in other income in the condensed consolidated statements of operations. The net foreign exchange transaction gains (losses) included in other income in the accompanying condensed consolidated statements of operations was insignificant for the three and six months ended June 30, 2018 and 2017.

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

Fair Value of Financial Instruments

The Company’s cash and cash equivalents, restricted cash, other current assets, accounts payable, and accrued liabilities approximate their fair value at June 30, 2018 and December 31, 2017, due to their short duration.

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

Other Assets

Other assets consist primarily of restricted cash pledged as collateral for a corporate credit card facility, long-term prepaid rent and refundable deposits on office leases, and deferred income tax asset.

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

The Company recognizes uncertain income tax positions at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Changes in recognition or measurement are reflected in the period in which judgment occurs. The Company recognizes interest and penalties related to the underpayment of income taxes as a component of provision for (benefit from) income taxes, net.

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

In June 2018, the FASB issued FASB ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect that the adoption of this new accounting guidance will have a material impact on its consolidated financial statements.

3.	Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period without consideration for common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. As of June 30, 2018 and June 30, 2017, 10,569,959 and 7,716,043 outstanding options to purchase common stock, respectively, were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been antidilutive.

4.	Fair Value Measurements

The Company measures and reports its cash equivalents and restricted cash at fair value. The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$124,433	$—	$—	$124,433
Restricted money market funds	300	—	—	300

Total financial assets	$124,733	$—	$—	$124,733

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$99,792	$—	$—	$99,792
Restricted money market funds	187	—	—	187

Total financial assets	$99,979	$—	$—	$99,979

Money market funds and restricted money market funds are measured at fair value on a recurring basis using quoted prices and are classified as a Level 1 input.

There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2018.

5.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Cash	$992	$556
Cash equivalents:
Money market accounts	124,433	99,792

Total cash and cash equivalents	$125,425	$100,348

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

	June 30, 2018	June 30, 2017
	(in thousands)
Cash and cash equivalents	$125,425	$116,699
Restricted cash included in other assets	300	187

Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$125,725	$116,886

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Prepaid research and development project costs	$1,330	$549
Income taxes receivable	378	—
Other receivables	343	103
Prepaid insurance	99	478
Other	273	247

Total prepaid expenses and other current assets	$2,423	$1,377

Property and Equipment, net

Property and equipment, net consists of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Software	$264	$254
Computer equipment	89	93
Leasehold improvements	79	79
Furniture and fixtures	3	3

Property and equipment, gross	435	429
Less: accumulated depreciation	(314)	(275)

Total property and equipment, net	$121	$154

Depreciation related to the Company’s property and equipment was $30,000 and $0.1 million for the three and six months ended June 30, 2018, and $0.1 million and $0.2 million for the three and six months ended June 30, 2017.

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Accrued research and development costs	$3,666	$2,763
Accrued employee-related costs	1,539	2,699
Accrued professional fees	1,014	317
Accrued restructuring costs (Note 10)	86	137
Other	469	217

Total accrued liabilities	$6,774	$6,133

6.	Commitments and Contingencies

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

In May 2016, the Company entered into an exclusive license agreement (Carna License Agreement) with Carna Biosciences, Inc. (Carna) for worldwide rights to develop and commercialize SRA141, a small molecule kinase inhibitor targeting Cdc7. In exchange for this exclusive right, the Company paid Carna an upfront payment of $0.9 million in June 2016. The Company will be required to pay Carna milestone payments of up to an aggregate of $270.0 million upon achievement of certain developmental, regulatory and commercial milestone events, including a milestone payment of $4.0 million upon dosing of the first patient in the first Phase 1 clinical trial for SRA141. These milestones will be accrued once they are considered probable of occurring. As of June 30, 2018, the Company had not recorded any milestone payments to Carna. In addition, the Company is required to pay Carna tiered single-digit royalties on net sales of product candidates (as defined under the Carna License Agreement).

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

In January 2016, the Company entered into an operating lease agreement to lease office space near San Francisco, California. The operating lease agreement expires on April 30, 2019. In September 2017, the Company entered into a sublease agreement to sublet the premises to a third party until April 30, 2019. The fair value of the remaining contractual obligation, net of sublease income, was included in accrued liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2018.

In addition to base rent, these leases require payment of taxes and other operating costs. These operating costs are not included in the table below.

As of June 30, 2018, the aggregate future non-cancelable minimum lease payments associated with these operating leases are as follows:

Years Ending December 31:	Operating Leases
(in thousands)
Remainder of 2018	$219
2019	262
2020	216
2021	219
2022	175
Thereafter	—

Total (a)	$1,091

(a)	Minimum lease payments have not been reduced by minimum sublease rentals of $0.1 million due in the future under sublease.

The total rent expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2018, and $0.2 million and $0.3 million for the three and six months ended June 30, 2017.

Legal

On November 9, 2016, a purported securities class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its executive officers (the New York Lawsuit). The New York Lawsuit was brought by purported stockholders of the Company seeking to represent a class consisting of stockholders who purchased stock between July 15, 2015 and June 6, 2016. The New York Lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act and seeks unspecified damages and other relief. On March 13, 2018, the United States District Court for the Southern District of New York granted the defendants’ motion to dismiss and entered a final judgment dismissing the New York Lawsuit with prejudice. Plaintiffs have filed a notice of appeal. The Company believes that the claims in the New York Lawsuit are without merit and intends to defend the lawsuit vigorously. It is possible that additional similar lawsuits could be filed. Due to the early stage of the litigation, the Company is unable to predict the outcome of this matter. However, at this point in time, the Company does not expect the outcome of these claims will have a material impact on its consolidated financial statements.

On November 18, 2016, a purported securities class action lawsuit was filed in the Superior Court of the State of California for the County of San Mateo against the Company, certain of its executive officers and directors, and the underwriters for the Company’s initial public offering of its common stock. On February 9, 2017, a substantially identical putative class action suit was filed in the Superior Court of the State of California for the County of San Mateo asserting the same claims on behalf of the same putative class (the two lawsuits together, the California Lawsuits). The California Lawsuits were brought by purported stockholders of the Company seeking to represent a class consisting of stockholders who purchased stock pursuant to and/or traceable to the Company’s Registration Statement on Form S-1. The lawsuits assert claims under Sections 11 and 15 of the Exchange Act and seek unspecified damages and other relief. On August 1, 2018, all parties reached a mutually acceptable resolution to the California Lawsuits by way of a mediated settlement, which is subject to the parties’ execution of final settlement documents and the approval of the court. While the Company believes that the claims are without merit, it believes settlement will reduce the ultimate cost and distraction of further litigation. The Company does not expect its portion of the settlement amount to have a material impact on its consolidated financial statements.

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

	June 30, 2018	December 31, 2017
Outstanding stock options	10,569,959	7,470,601
Shares reserved for future option grants	411,262	1,503,770
Shares reserved under the 2015 employee stock purchase plan	700,000	700,000

Total common stock reserved for issuance	11,681,221	9,674,371

8.	Stock-Based Compensation

In the accompanying condensed consolidated statements of operations, the Company recognized stock-based compensation expense for its employees and non-employees as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Research and development	$1,164	$1,008	$2,162	$2,021
General and administrative	618	503	1,119	1,017

Total stock-based compensation	$1,782	$1,511	$3,281	$3,038

Determination of Fair Value

The estimated grant-date fair values of all of the Company’s stock-based awards were calculated using the Black-Scholes option pricing model, based on assumptions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected term (in years)	5.3 – 7.0	5.3 – 6.1	5.3 – 7.0	5.3 – 7.0
Expected volatility	88 – 91%	86 – 87%	88 – 91%	86 – 96%
Risk-free interest rate	2.6 – 2.9%	1.8 – 1.9%	2.6 – 2.9%	1.8 – 2.3%
Expected dividend rate	—%	—%	—%	—%

Equity Incentive Plans

2015 Plan

The 2015 Equity Incentive Plan (2015 Plan) became effective on July 14, 2015. As of June 30, 2018, 8,628,047 shares were reserved for issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will increase automatically on January 1 of each calendar year 2016 through 2025 by the number of shares equal to 4% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. The Company’s Board of Directors or Compensation Committee may reduce the amount of the increase in any particular year. The exercise price of each stock-based award issued under the 2015 Plan is required to be no less than the fair value of the Company’s capital stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement.

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

A summary of activity under the 2008 Plan and 2015 Plan and related information is as follows:

	Shares Available for Grant	Options Outstanding
		Number of Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Options (in thousands)
Outstanding—December 31, 2017	1,503,770	7,470,601	$3.09	8.12	$12,363
Awards authorized	2,095,808
Options granted	(3,276,750)	3,276,750	2.38
Options exercised	—	(88,958)	1.50
Options forfeited/cancelled	88,434	(88,434)	4.70

Outstanding—June 30, 2018	411,262	10,569,959	$2.87	8.27	$9,736

Exercisable—June 30, 2018		4,977,704	$3.03	7.36	$5,520

Vested and expected to vest—June 30, 2018		10,569,959	$2.87	8.27	$9,736

The weighted-average grant date fair values of options granted during the three and six months ended June 30, 2018 was $1.87 and $1.78 per share, and $0.80 and $1.08 per share during the three and six months ended June 30, 2017. The aggregate intrinsic value of options exercised was $35,000 and $0.2 million for the three and six months ended June 30, 2018, and $0 and $0.1 million for the three and six months ended June 30, 2017. The total grant date fair value of options vested for the three and six months ended June 30, 2018 was $1.4 million and $3.1 million, and $1.6 million and $3.8 million during the three and six months ended June 30, 2017.

As of June 30, 2018, total unrecognized stock-based compensation related to unvested stock options was $11.6 million. These costs are expected to be recognized over a remaining weighted-average period of 2.2 years as of June 30, 2018.

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

Under the ESPP, participants are offered the option to purchase shares of the Company’s common stock at a 15% discount during a series of discrete offering periods, subject to any plan limitations. The ESPP will not become effective until such time as the Compensation Committee determines in the future, and as of June 30, 2018, the initial offering periods had not commenced. As of June 30, 2018, no shares of common stock have been issued to employees participating in the ESPP and 700,000 shares were available for issuance under the ESPP.

9.	Income Taxes

The Company did not record a provision for U.S. federal income taxes for the three and six months ended June 30, 2018 because it expects to generate a loss for the year ended December 31, 2018. The net income tax benefit of $0.4 million for the three and six months ended June 30, 2018 primarily represented income tax benefit resulting from foreign research and development tax credits. Income tax expense of $37,000 and $0.1 million for the three and six months ended June 30, 2017 represented foreign taxes. The Company’s net U.S. deferred tax assets continue to be offset by a full valuation allowance.

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

The following table summarizes restructuring activities for the three months ended June 30, 2018:

Contract Termination
(in thousands)
Accrual balance at March 31, 2018	$99
Cash payments	(13)

Accrual balance at June 30, 2018	$86

The following table summarizes restructuring activities for the six months ended June 30, 2018:

Contract Termination
(in thousands)
Accrual balance at December 31, 2017	$137
Cash payments	(51)

Accrual balance at June 30, 2018	$86

The accrual balance is currently expected to be substantially paid by the end of 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this quarterly report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2017, included in our Annual Report on Form 10-K. This discussion and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere is this report.

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

Our lead product candidate, SRA737, is a potent, highly selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1). Chk1 is a key regulator of cell cycle progression and the DDR replication stress response. In cancer cells, intrinsic replication stress is induced by factors such as oncogenes (e.g., CCNE1 or MYC), genetic mutations in DNA repair machinery (e.g., BRCA1 or FANCA), genetic mutations leading to a dysregulated cell cycle (e.g., TP53 or RAD50) or other genomic alterations. This replication stress results in persistent DNA damage and genomic instability leading to an increased dependency on Chk1 for survival. Targeted inhibition of Chk1 by SRA737 may therefore be synthetically lethal to cancer cells with elevated intrinsic replication stress and have utility as a monotherapy in a range of tumor indications.

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

We are pursuing an innovative development plan for SRA737, which is currently being evaluated in two Phase 1/2 clinical trials in patients with advanced cancer. Our SRA737-01 trial is intended to evaluate SRA737’s potential to induce synthetic lethality as monotherapy, while the SRA737-02 trial is intended to evaluate the combination of SRA737 potentiated by subtherapeutic, low dose gemcitabine.

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

During the second quarter, we further refined our monotherapy study to focus on high grade serous ovarian cancer (HGSOC), supported by emerging data in the field that provides clinical validation for Chk1 inhibition in this indication. Accordingly, we are prioritizing the enrollment of approximately 65 genetically defined HGSOC patients into this trial, while continuing to enroll patients into the trial’s other indications, although with lower priority.

For the SRA737-02 Phase 1/2 Low Dose Gemcitabine Combination trial, during the second quarter, we commenced the Cohort Expansion Phase 2 portion of this trial, which is targeting enrollment of 80 patients across four indications. We plan to modify this study to add and prioritize enrollment for a cohort of 20 genetically defined HGSOC patients, replacing an originally proposed cohort of urothelial cancer patients. We expect to report preliminary data from both trials in the first half of 2019.

Concurrently, we are designing clinical trials and conducting preclinical research evaluating SRA737 in combination with other DDR-targeted agents, including poly ADP-ribose polymerase (PARP) inhibitors, as well as with immuno-oncology therapeutics, that will guide the next planned wave of clinical development for our asset, potentially further broadening its therapeutic utility. In the first quarter of 2018, we announced an agreement with Janssen Research & Development, LLC (Janssen), under which they have agreed to supply us with TESARO’s ZEJULA® (niraparib), facilitating the planned initiation of a PARP inhibitor combination trial with SRA737 for the treatment of prostate cancer in the fourth quarter of 2018. We are also evaluating the opportunity for SRA737 to be combined with immuno-oncology agents and are evaluating a potential clinical study for this combination.

We are also advancing SRA141, a potent, selective, orally bioavailable small molecule inhibitor of cell division cycle 7 kinase (Cdc7). Cdc7 is a key regulator of DNA replication and is involved in the DDR network, making it a compelling emerging target for the potential treatment of a broad range of tumor types. We have completed all gating preclinical research for SRA141 and plan to submit an Investigational New Drug Application (IND) to the U.S. Food and Drug Administration (FDA) in the second half of 2018 in order to commence clinical trials with this drug candidate. Upon dosing of the first patient in the first Phase 1 clinical trial of SRA141, a milestone payment of $4.0 million will be due to Carna Biosciences, Inc. (Carna), the licensor of this asset.

We retain the global commercialization rights to both SRA737 and SRA141.

Since inception, we have devoted substantially all of our resources to research and development activities, including the clinical development of our current product candidates SRA737 and SRA141 and our former product candidate PNT2258, and providing general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. Our net losses were $12.0 million and $23.5 million for the three and six months ended June 30, 2018 and $10.3 million and $21.4 million for the three and six months ended June 30, 2017. As of June 30, 2018, we had an accumulated deficit of $647.6 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest to further develop our product candidates, SRA737, a small molecule inhibitor targeting Chk1 and SRA141, a small molecule inhibitor targeting Cdc7;

•

achieve development milestones that trigger payments due to our licensors, including a milestone payment of $4.0 million that would be due to Carna upon dosing of the first patient in the first Phase 1 clinical trial for SRA141;

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

We have funded our operations to date primarily from the issuance and sale of our common stock through public offerings, and our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through debt financings and exercises of our preferred stock warrants. As of June 30, 2018, we had cash and cash equivalents of $125.4 million.

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

Provision for (Benefit from) Income Taxes, net

Provision for (benefit from) income taxes, net consists of federal and state income taxes in the United States, income tax benefit resulting from research and development tax credits in Canada, income taxes in Canada and Australia, as well as deferred income taxes and changes in related valuation allowance, reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

We did not record a provision for U.S. federal income taxes for the three and six months ended June 30, 2018 because we expect to generate a loss for the year ended December 31, 2018. Our tax benefit relates to research and development tax credits in Canada and our income tax provision relates to income taxes in Canada and Australia. Our net U.S. deferred tax assets continue to be offset by a full valuation allowance.

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

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

	Three Months Ended June 30,		Change $
	2018	2017
	(in thousands)
Operating expenses:
Research and development	$8,785	$7,194	$1,591
General and administrative	4,178	3,283	895

Total operating expenses	12,963	10,477	2,486

Loss from operations	(12,963)	(10,477)	(2,486)
Other income	582	185	397

Loss before provision for (benefit from) income taxes, net	(12,381)	(10,292)	(2,089)
Provision for (benefit from) income taxes, net	(421)	37	(458)

Net loss	$(11,960)	$(10,329)	$(1,631)

Research and Development

Research and development expenses increased $1.6 million, from $7.2 million for the three months ended June 30, 2017, to $8.8 million for the three months ended June 30, 2018. The increase was primarily due to a $1.7 million increase in clinical trial costs related to SRA737 and a $0.5 million increase in personnel-related and overhead costs for the three months ended June 30, 2018. These increased costs were partially offset by a $0.6 million decrease in third party manufacturing costs related to SRA737 and SRA141 for the three months ended June 30, 2018.

General and Administrative

General and administrative expenses increased $0.9 million, from $3.3 million for the three months ended June 30, 2017 to $4.2 million for the three months ended June 30, 2018. The increase was primarily attributable to a $0.8 million increase in personnel-related costs, professional fees and allocated overhead for the three months ended June 30, 2018.

Other Income

Other income increased $0.4 million, from $0.2 million for the three months ended June 30, 2017 to $0.6 million for the three months ended June 30, 2018. The increase was primarily attributable to an increase in interest income as a result of higher balances of cash and cash equivalents and rising interest rates for the three months ended June 30, 2018.

Provision for (benefit from) income taxes, net

Net benefit from income taxes was $0.4 million for the three months ended June 30, 2018, compared to provision for income taxes of $37,000 for the three months ended June 30, 2017. The net benefit from income taxes for the three months ended June 30, 2018 primarily represented benefit from foreign research and development tax credits.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

	Six Months Ended June 30,		Change $
	2018	2017
	(in thousands)
Operating expenses:
Research and development	$17,119	$15,202	$1,917
General and administrative	7,598	6,429	1,169

Total operating expenses	24,717	21,631	3,086

Loss from operations	(24,717)	(21,631)	(3,086)
Other income	854	281	573

Loss before provision for (benefit from) income taxes, net	(23,863)	(21,350)	(2,513)
Provision for (benefit from) income taxes, net	(378)	71	(449)

Net loss	$(23,485)	$(21,421)	$(2,064)

Research and Development

Research and development expenses increased $1.9 million, from $15.2 million for the six months ended June 30, 2017, to $17.1 million for the six months ended June 30, 2018. The increase was primarily due to a $3.4 million increase in clinical trial costs related to SRA737 and a $0.7 million increase in personnel-related and overhead costs for the six months ended June 30, 2018. These increased costs were partially offset by a $1.5 million decrease in third-party manufacturing costs related to SRA737 and SRA141 and a $0.7 million decrease in research, preclinical and other support costs for the six months ended June 30, 2018.

General and Administrative

General and administrative expenses increased $1.2 million, from $6.4 million for the six months ended June 30, 2017 to $7.6 million for the six months ended June 30, 2018. The increase was primarily attributable to a $1.1 million increase in personnel-related costs, professional fees and allocated overhead for the six months ended June 30, 2018.

Other Income

Other income increased $0.6 million, from $0.3 million for the six months ended June 30, 2017 to $0.9 million for the six months ended June 30, 2018. The increase was primarily attributable to an increase in interest income as a result of rising interest rates for the six months ended June 30, 2018.

Provision for (benefit from) income taxes, net

Net benefit from income taxes was $0.4 million for the six months ended June 30, 2018, compared to provision for income taxes of $0.1 million for the six months ended June 30, 2017. The net benefit from income taxes for the six months ended June 30, 2018 primarily represented benefit from foreign research and development tax credits.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have never generated revenue and have incurred significant net losses. Our net losses for the three and six months ended June 30, 2018 were $12.0 million and $23.5 million and for the three and six months ended June 30, 2017 were $10.3 million and $21.4 million. As of June 30, 2018, we had an accumulated deficit of $647.6 million. Our principal sources of liquidity as of June 30, 2018 were cash and cash equivalents of $125.4 million.

On March 6, 2018, we completed an underwritten public offering of an aggregate of 21,850,000 shares of common stock at a price to the public of $2.25 per share. The aggregate net proceeds received by us from the offering were $46.0 million, net of underwriting discounts and commissions and offering expenses of $3.2 million.

As of June 30, 2018, we did not have any outstanding borrowings or any debt arrangements.

We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest to further develop our product candidates, SRA737, a small molecule inhibitor of Chk1 and SRA141, a small molecule inhibitor targeting Cdc7;

•

achieve development milestones that trigger payments due to our licensors, including a milestone payment of $4.0 million that would be due to Carna upon dosing of the first patient in the first Phase 1 clinical trial for SRA141;

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

To fund our current operating plans, we will need to raise additional capital. Our existing cash and cash equivalents will not be sufficient for us to complete development of our product candidates and, if applicable, to prepare for commercializing any product candidate that may receive approval. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities; however, we believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans through approximately mid-2020. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities. However, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash used in operating activities	$(20,877)	$(19,682)
Cash used in investing activities	(30)	(87)
Cash provided by financing activities	46,129	27,445
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(33)	3

Net increase in cash, cash equivalents and restricted cash	$25,189	$7,679

Cash Flows from Operating Activities

For the six months ended June 30, 2018, cash used in operating activities of $20.9 million was attributable to a net loss of $23.5 million, partially offset by $3.2 million in non-cash charges and a net change of $0.6 million in our net operating assets and liabilities. The non-cash charges consisted primarily of $3.3 million in stock-based compensation. The change in net operating assets and liabilities was primarily attributable to an increase in prepaid expenses and other assets of $1.0 million and a decrease in accounts payable of $0.2 million, partially offset by an increase in accrued liabilities of $0.7 million.

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

Cash Flows from Investing Activities

For the six months ended June 30, 2018 and 2017, cash used in investing activities was primarily attributable to the purchase of property and equipment.

Cash Flows from Financing Activities

For the six months ended June 30, 2018 and 2017, cash provided by financing activities of $46.1 million and $27.4 million, respectively, was primarily attributable to net proceeds received from the sale and issuance of our common stock upon our follow-on offerings.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $125.4 million as of June 30, 2018, which consisted primarily of bank deposits and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

On November 9, 2016, a purported securities class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain of our executive officers (the New York Lawsuit). The New York Lawsuit was brought by purported stockholders of our company seeking to represent a class consisting of stockholders who purchased stock between July 15, 2015 and June 6, 2016. The New York Lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act and seeks unspecified damages and other relief. On March 13, 2018, the United States District Court for the Southern District of New York granted the defendants’ motion to dismiss and entered a final judgment dismissing the New York Lawsuit with prejudice. Plaintiffs have filed a notice of appeal. We believe that the claims in the New York Lawsuit are without merit and intend to defend the lawsuit vigorously. Due to the early stage of the litigation, we are unable to predict the outcome of this matter. However, at this point in time, we do not expect the outcome of these claims will have a material impact on our consolidated financial statements.

On November 18, 2016, a purported securities class action lawsuit was filed in the Superior Court of the State of California for the County of San Mateo against us, certain of our executive officers and directors, and the underwriters for our initial public offering of our common stock. On February 9, 2017, a substantially identical putative class action suit was filed in the Superior Court of the State of California for the County of San Mateo asserting the same claims on behalf of the same putative class (the two California lawsuits together, the California Lawsuits). The California Lawsuits were brought by purported stockholders of our company seeking to represent a class consisting of stockholders who purchased stock pursuant to and/or traceable to our Registration Statement on Form S-1. The lawsuits assert claims under Sections 11 and 15 of the Exchange Act and seek unspecified damages and other relief. On August 1, 2018, all parties reached a mutually acceptable resolution to the California Lawsuits by way of a mediated settlement, which is subject to the parties’ execution of final settlement documents and the approval of the court. While we believe that the claims are without merit, we believe settlement will reduce the ultimate cost and distraction of further litigation. We do not expect our portion of the settlement amount to have a material impact on our consolidated financial statements.

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

We are a clinical stage oncology company with a limited operating history. Since inception, we have incurred significant operating losses. Our net losses were $23.5 million and $42.0 million for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $647.6 million. Investment in oncology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. For example, in June 2016 we decided to suspend the development of our former lead product candidate PNT2258 after an interim analysis of data from a Phase 2 clinical trial of PNT2258 indicated only modest efficacy. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue the development of our product candidates, SRA737 and SRA141, fund research and preclinical studies and clinical trials, seek to identify additional product candidates, in-license additional products or technologies, seek regulatory approval, prepare for potential commercialization and continue to operate as a public company.

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

Our business and future success depends on our ability to successfully develop, obtain regulatory approval for and commercialize our product candidates, SRA737 and SRA141, which are both at early stages of development. We have invested effort and financial resources in the research and development of SRA737 and SRA141, and both SRA737 and SRA141 will require significant additional preclinical and clinical testing before we can seek regulatory approval and potentially generate any commercial sales, if at all. Before we can generate any revenue from sales of SRA737, SRA141, or any other product candidate, we must complete additional preclinical and clinical activities, submit Investigational New Drug applications (INDs) or foreign equivalents, as well as marketing applications, for regulatory review and approval in multiple jurisdictions, make substantial investments, obtain access to sufficient commercial manufacturing capacity and engage in significant marketing efforts.

Prior to our licensing agreement with CRT Pioneer Fund LP (CPF), Cancer Research UK (CRUK) had been responsible for all development activities for SRA737, including drug process, preclinical development activities, submission of the Clinical Trial Authorizations (CTAs), development of the protocol and establishment of clinical and safety databases. Although we believe the historical development activities have been conducted in accordance with all applicable rules and regulations, we cannot assure you that we will not discover inaccuracies or noncompliance in prior development activities that could have an adverse effect on the future development of SRA737.

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

We are early in our development efforts, and our lead product candidate has only been tested in a limited number of patients. If we are unable to successfully develop and commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts. We will be required to demonstrate, to the satisfaction of regulatory authorities, through clinical trials that our product candidates are safe and effective for use in their target indications before we can obtain regulatory approval for their marketing and commercial sale.

Pursuant to CTAs granted by the MHRA in the United Kingdom for SRA737, two Phase 1 trials were initiated in the United Kingdom which were transferred to us in January 2017, both of which have been amended to Phase 1/2 trials. We plan to continue our SRA737 development efforts by continuing these clinical trials, including through expansion into other countries, and conducting additional preclinical and clinical studies to further our understanding of SRA737.

SRA141 has never been evaluated in a clinical trial. Before initiating clinical trials of SRA141, we will need to submit for review an IND in the United States or the equivalent to regulatory authorities in other countries.

The success of our product candidates and any future product candidates that we may acquire or develop will depend on many factors, including the following:

•	successful completion of preclinical studies;

•	successful enrollment in, and completion of, clinical trials that produce data which adequately demonstrate the product candidate’s benefit and risk profile;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishment of clinical trial material and commercial manufacturing capabilities, or arrangements with third-party manufacturers and suppliers on commercially reasonable terms;

•	effective patent and trade secret protection and regulatory exclusivity;

•	establishment of a commercial sales team, if and when approved, whether alone or in collaboration with others;

•	acceptance, if and when approved, by patients, the medical community and third-party payors;

•	coverage and adequate reimbursement by third-party payors, including government payors;

•	successful competition with other therapies;

•	continued acceptable safety profile following approval;

•	enforcement and protection of intellectual property rights and claims;

•	achievement of desirable medicinal properties for the intended indications; and

•	effective growth of an organization of scientists and businesspeople who can develop and commercialize our products, if approved, and technology.

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

The outcome of preclinical testing and early clinical trials may not be predictive of the success of later preclinical testing and clinical trials, and interim results of a clinical trial do not necessarily predict final results. Many companies in the biotechnology industry have suffered significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and there is a high failure rate for product candidates proceeding through clinical trials. For example, in June 2016, we announced that we decided to suspend the development of our former lead product candidate PNT2258 after an interim analysis of data from a Phase 2 clinical trial of PNT2258 indicated only modest efficacy. We cannot, therefore, guarantee that we will be successful in obtaining the required efficacy and safety profile from either SRA737 or SRA141. A failure of one or more preclinical studies or clinical trials can occur at any stage of testing. We are currently conducting preclinical assessments and two Phase 1/2 clinical trials of SRA737, which we believe will further inform our clinical development plans and patient selection strategies. Both of the current clinical studies are being conducted in the United Kingdom, with one of the clinical studies also being conducted in Spain and currently under consideration for expansion into France. We believe we have completed all necessary preclinical activities to support a potential future IND submission for SRA737 and SRA141 to the FDA. However, we have not yet discussed our plans for any IND submission with the FDA, and we may receive feedback from the FDA that delays the submission or clearance of any IND.

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

Our preclinical and clinical development for SRA737 is focused on the development of targeted therapeutics for genetically-defined cancers, which is a rapidly evolving area of science, and the approach we are taking to develop drugs may not lead to marketable products. It is feasible that genetically-based patient selection strategies might also be employed in our SRA141 development programs.

The discovery and development of targeted therapeutics for genetically-defined cancers, including patients whose tumors harbor the applicable genetic alterations that we believe contribute to cancer, is an emerging field, and the scientific discoveries that form the basis for our efforts to develop genetically-selected product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Additionally, we may consider approaches such as a basket study in which enrollment is focused on a compilation of different tumor types that share a similar genetic signature. We cannot be sure that regulatory authorities, including the FDA and the EMA, will accept our trial designs or that we will be able to obtain approval for our product candidates.

We are currently developing our SRA737 product candidate for certain genetically-defined subpopulations of the general treated cancer population, and we are now enrolling patients into our Monotherapy and Low Dose Gemcitabine combination studies of SRA737, based on genetic alterations in their tumors. In order to obtain marketing approval for SRA737 in the treatment of genetically-defined tumors and cancers, we will need to, among other things, demonstrate to the satisfaction of regulatory authorities that those genetic alterations have predictive clinical utility. We have started to apply our genetic selection criteria to patients in our Monotherapy and our Low Dose Gemcitabine combination clinical trials, and our approach may change based on our evolving knowledge of the field and on data obtained in our preclinical research and ongoing clinical trials. The goal of our genetic screening is to enroll patients who we believe have the highest probability of responding to the product candidate in order to show compelling evidence of clinical efficacy. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific genetic alterations respond to our product candidates and developing companion diagnostics to identify such genetic alterations as appropriate. For example, although we believe, based on scientific and medical literature, and preclinical research, that we have identified certain types and combinations of genetic alterations hypothesized to confer sensitivity to Chk1 inhibition that may be predictive of response to SRA737, we have only recently begun to assess SRA737 in humans and have not discussed the validity of our genetic selection criteria with regulatory authorities, including MHRA, FDA or EMA.

Our genetic selection strategy for SRA737 uses a novel algorithm and is not yet validated as predictive of clinical utility.

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

Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for SRA737 and our other product candidates could harm our drug development strategy and operational results.

In any pivotal clinical trials of SRA737 we anticipate the potential requirement to screen and identify patients with specific genetic alterations who may derive meaningful benefit, as we have begun to do in our Monotherapy and Low Dose Gemcitabine combination studies of SRA737. To achieve this, our product development programs for SRA737 and marketing approvals will be dependent on the development and commercialization of a companion diagnostic by us or by third party collaborators. It is feasible that a companion diagnostic might also be required in our SRA141 and other potential development programs.

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

From time to time we may amend the clinical protocols for our product candidates to include additional objectives that could yield important scientific information critical to our overall development strategy. The protocol amendment process requires review and approval by several review bodies, including regulatory agencies and scientific, regulatory and ethics boards. These protocol amendments may not be accepted by the review bodies in the form submitted, or at all, which may delay our planned enhancements to the clinical development and/or limit or change the type of information we may gather from those studies.

We have received approval from the MHRA for amendments to the SRA737-01 Monotherapy and the SRA737-02 Low Dose Gemcitabine combination clinical trial protocols. These amendments are designed to enhance the ongoing clinical trials including by expanding the enrollment of patients we predict may be most likely to benefit from SRA737, based on specific genetic alterations in their tumors. These amendments may provide us with the opportunity to more accurately and widely evaluate SRA737’s activity across a number of distinct cancer indications and genetic alterations. If the MHRA, FDA, EMA, an ethics committee or scientific review board, or another regulatory authority objects to or otherwise does not accept or approve any future protocols or protocol amendments or requires us to further modify trial protocols, our related planned clinical development program may be delayed or suspended and/or we may not be able to gather information we think would be useful to advance development of SRA737, SRA141, or other product candidates, and our development programs may be adversely affected.

For example, we are currently pursuing a development program for SRA737 that relies upon a seamless trial design, which presents additional risks compared to traditional three-phase development programs. In a seamless design, an early phase trial assesses clinical activity of a product candidate in a broad range of subjects, and the trial is later expanded to include additional cohorts (for example, including cohorts with entry criteria based in part on the characteristics of the subjects in whom clinical activity was observed during the initial period of the trial, such as genetic markers). The protocol may also be amended with regard to the expansion cohorts to focus, for example, on different treatment endpoints, different doses, or other trial parameters. Through this iterative process, the traditionally distinct Phase 1, Phase 2, and Phase 3 trials are combined into one or more adaptive, or combined-phase, trials.

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

•	the patient eligibility criteria defined in the protocol;

•	the size of the patient population whose tumors harbor the applicable genetic mutations, if required;

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

We are in the early stages of clinical trials of SRA737 in humans and we have not tested SRA141 in humans. It is possible that the FDA or foreign regulatory authorities may not agree with any assessment of the safety profile of our product candidates. Undesirable side effects caused by any of our product candidates could cause us, IRBs, our CROs, the FDA or foreign regulatory authorities to interrupt, delay or discontinue development and could result in a clinical hold on any clinical trial, or the denial of regulatory approval by the FDA or foreign regulatory authorities for any or all targeted indications. This, in turn, could prevent us from commercializing our product candidates and generating revenues from their sale. In addition, if any of our products cause serious or unexpected side effects or are associated with other safety risks after receiving marketing approval, a number of potential significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of this product;

•	we may be required to recall the product, change the way it is administered, conduct additional clinical trials or change the labeling of the product;

•	the product may be rendered less competitive and sales may decrease;

•	our reputation may suffer generally both among clinicians and patients;

•	we may be exposed to potential lawsuits and associated legal expenses, including costs of resolving claims;

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

We do not have our own laboratory facilities. We depend upon independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners to conduct our preclinical studies and clinical trials. We expect to have to negotiate budgets and contracts with CROs and trial sites, which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our preclinical studies and clinical trials, and we control only certain aspects of their activities. For example, the CRO of our current ongoing clinical trials of SRA737 was recently acquired by a large global CRO and there may be interruptions in service during their integration. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with Good Clinical Practices (GCPs) and Good Laboratory Practices (GLPs), which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for clinical and non-clinical research intended to support a submission or application to FDA or the comparable foreign authority. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable requirements, the data generated in our studies and trials may be deemed unreliable and the FDA or foreign regulatory authorities may require us to perform additional studies or trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our studies or trials comply with the GCP or GLP requirements. In addition, our studies and trials must be conducted with drug product produced under cGMPs. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat studies or trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

Although we have never been asked by a regulatory agency, IRB or data safety monitoring board to temporarily or permanently discontinue a clinical trial, if we elect or are forced to suspend or terminate a clinical trial of any of our current or future product candidates, the commercial prospects for that product will be harmed and our ability to generate product revenue from that product may be delayed or eliminated. For example, in June 2016 we decided to suspend the development of our former lead product candidate PNT2258 after an interim analysis of data from a Phase 2 clinical trial on PNT2258 indicated only modest efficacy. Furthermore, any of these events could prevent us or our partners from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing our product candidates and impair our ability to generate revenue from the commercialization of these products either by us or by our collaboration partners.

We do not have our own laboratory facilities or the ability to discover product candidates. We rely on licensing, acquisition and other forms of strategic relationship to grow our pipeline. Our efforts to acquire additional product candidates and grow our pipeline may be unsuccessful.

We do not have our own laboratory facilities or the ability to discover product candidates. We rely on licensing, acquisition and other forms of strategic relationship to grow our pipeline. We may acquire, or enter into strategic relationships to identify, license and develop, one or more additional product candidates to grow our pipeline. The identification, evaluation, development and potential acquisition or licensing of additional product candidates is expensive and time-consuming, and our efforts may not lead to the acquisition or licensing of any additional product candidates that can be successfully developed and commercialized. Competition for viable product candidates is intense, and the acquisition or licensing of product candidates may be more expensive than we are able to afford or may require us to seek additional financing. If our efforts do not lead to the acquisition or successful identification, development and licensing of suitable product candidates, we may be unable to grow our pipeline. In addition, if our efforts to grow our pipeline require us to pursue additional dilutive capital or debt financing strategies, we may experience harm to our financial position and stability.

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

Additionally, to our knowledge, there are no approved drugs that specifically target Cdc7. To our knowledge, Takeda Pharmaceutical Company is developing an oral Cdc7 inhibitor that is currently in a Phase 2 clinical trial for metastatic pancreatic and colorectal cancers and Eli Lily and Company has a Cdc7 inhibitor program that is currently in a Phase 1 clinical trial being conducted by Cancer Research UK. Other companies may be conducting preclinical studies of Cdc7 inhibitors as well. If SRA141 is approved, it will compete with existing therapies for the indication or indications for which it is approved.

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

Our ability to compete in the highly competitive oncology industry depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are dependent on our management, scientific and medical personnel, including Nick Glover, Ph.D., our President and Chief Executive Officer, Barbara Klencke, M.D., our Chief Development Officer and Mark Kowalski M.D., Ph.D., our Chief Medical Officer. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements, could result in delays in product development and harm our business.

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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms unfavorable to us.

We may form or seek strategic alliances or collaborations in the future. We may be unable to form or enter into such alliances or collaboration arrangements, and we may not realize the expected benefits of any such transaction.

We may form or seek strategic alliances, or create joint ventures or collaborations with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may acquire or develop. Any of these transactions and relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. These transactions and relationships also may result in a delay in the development of our product candidates if we become dependent upon the other party and such other party does not prioritize the development of our product candidates relative to its other development activities. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because our product candidates may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that would justify such transaction.

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

We rely on the efficient and uninterrupted operation of information technology systems, including mobile technologies, to manage our operations, to process, transmit and store electronic and financial information, and to comply with regulatory, legal and tax requirements. We also depend on our information technology infrastructure for communications among our personnel, contractors, consultants and vendors. System failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition.

In addition, we depend on third parties to operate and support our information technology systems. These third parties vary from multi-disciplined to boutique providers, and they may or could have access to our computer networks, mobile networks, and our confidential information. Many of these third parties subcontract or outsource some of their responsibilities to other third parties. As a result, our information technology systems, including those functions that are performed by third parties who are involved with or have access to those systems, are very large and complex. Failure by any of these third-party providers to adequately deliver the contracted services, or maintain confidentiality, could have an adverse effect on our business, which in turn may materially adversely affect our operating results and financial condition. All information technology systems, despite implementation of security measures, may be vulnerable to disability, failures or unauthorized access. If our information technology systems were to fail or be breached, such failure or breach could materially adversely affect our ability to perform critical business functions and sensitive and confidential data could be compromised.

Our internal information technology systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of what we believe are appropriate security measures on internal information technology systems, our internal information technology systems and those of our CROs and other contractors and consultants may become vulnerable to damage from security breaches and/or unauthorized access. The prevalent use of mobile devices also increases the risk of data security incidents. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information and other confidential information. It is critical that we do so in a secure manner in order to ensure the confidentiality, integrity and availability of such sensitive information. We have in the past experienced, and may in the future experience, a security breach. Any material system failure or security breach could cause interruptions in our operations, and could result in a material disruption of our development programs and our business operations. For example, the loss of data from completed or future preclinical studies or clinical trials could result in significant delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on other third parties for the manufacture of our product candidates and to conduct studies and trials, and similar events relating to their information technology systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be significantly delayed.

We may be unable to adequately protect our information technology systems from cyberattacks, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure.

Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, the deployment of harmful malware, denial-of-service, and/or other means to threaten data confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information and trade secrets, and the disclosure of corporate strategic plans. We have in the past experienced, and may in the future experience, a compromise of our data or information technology systems that results in one or more third parties obtaining access to confidential information about our company. Although we devote resources to protect our information technology systems and continue to assess and, as necessitated, enhance our cybersecurity protection, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal or reputational harm to us, or would have a material adverse effect on our operating results and financial condition. Confidential information obtained by third parties in connection with past or future attacks could be used in ways that adversely affect our company or our stockholders.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expense related to our product candidates or future development programs;

•	results of preclinical studies and clinical trials, or the addition or termination of preclinical studies, clinical trials or funding support;

•	the timing of the release of results from any preclinical studies and clinical trials;

•	the timing and amount of milestone and royalty payments to our licensor;

•	changes in the competitive landscape or market opportunity for our product candidates;

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

We are currently and may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. For example, on November 9, 2016, a purported securities class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain of our executive officers (the New York Lawsuit). The New York Lawsuit was brought by purported stockholders of our company seeking to represent a class consisting of stockholders who purchased stock between July 15, 2015 and June 6, 2016. The New York Lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified damages and other relief. On March 13, 2018, the United States District Court for the Southern District of New York granted the defendants’ motion to dismiss and entered a final judgment dismissing the New York Lawsuit with prejudice. The plaintiffs have filed an appeal.

Also, on November 18, 2016, a purported securities class action lawsuit was filed in the Superior Court of the State of California for the County of San Mateo against us, certain of our executive officers and directors, and the underwriters for our initial public offering (IPO) of our common stock. On February 9, 2017, a substantially identical putative class action suit was filed in the Superior Court of the State of California for the County of San Mateo asserting the same claims on behalf of the same putative class (the two California lawsuits together, the California Lawsuits). The California Lawsuits were brought by purported stockholders of the company seeking to represent a class consisting of stockholders who purchased stock pursuant to and/or traceable to our Registration Statement on Form S-1. The lawsuits assert claims under Sections 11 and 15 of the Securities Exchange Act of 1934 and seek unspecified damages and other relief. On August 1, 2018, all parties reached a mutually acceptable resolution to the California Lawsuits by way of a mediated settlement, which is subject to the parties’ execution of final settlement documents and the approval of the court. The California Lawsuits remain pending. We are generally obliged, to the extent permitted by law, to indemnify our executive officers who are named as defendants in these types of lawsuits. Regardless of the outcome, this or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

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

Later discovery of previously unknown problems with our product candidates, including adverse effects of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

•

state laws comparable to each of the above federal laws, such as, for example, anti-kickback and false claims laws that may be broader in scope and also apply to commercial insurers and other non-federal payors, requirements for mandatory corporate regulatory compliance programs, and laws relating to patient data privacy and security. Other state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•

in the European Union, the General Data Protection Regulation (GDPR) – Regulation EU 2016/679 – which was adopted in May 2016 and took effect on May 25, 2018. The GDPR is intended to harmonize data protection requirements across the European Union member states by establishing new and expanded operational requirements for entities that process or control personal data generated in the European Union, including consent requirements for disclosing the way personal information will be used, information retention requirements, notification requirements in the event of a data breach, and other requirements.

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

There have been judicial and Congressional challenges and amendments to certain aspects of the PPACA. President Trump has suggested that he plans to seek repeal of all or portions of the PPACA and indicated that Congress should replace the PPACA with new legislation, and in 2017, President Trump issued the Executive Order Promoting Healthcare Choice and Competition, directing certain federal agencies to modify their implementation of the PPACA. We expect there will be additional challenges, amendments and modifications to the PPACA in the future, including potential repeal of PPACA in full or in part. The full effect of the U.S. healthcare reform legislation on our business activities is unknown. The financial impact of the U.S. healthcare reform legislation will depend on a number of factors, including but not limited to, the policies reflected in implementing regulations and guidance and changes in sales volumes for products affected by the new system of rebates, discounts and fees. The legislation may also have a positive impact on our future net sales, if any, by increasing the aggregate number of persons with healthcare coverage in the United States. Further, new litigation is currently pending before the U.S. Supreme Court to invalidate certain provisions of the PPACA.

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

Our current license agreements impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, and other obligations on us. For example, we are required to use commercially reasonable efforts to develop and commercialize licensed products, and are required to pay CPF and Carna milestone payments in an aggregate amount of up to $319.5 and $270.0 million, respectively, based upon the achievement of certain developmental, regulatory and commercial milestones of SRA737 and SRA141, including a milestone payment of $4.0 million to Carna upon dosing of the first patient in the first Phase 1 clinical trial for SRA141. We are also required to pay CPF tiered high single-digit to low double-digit royalties on the net sales of SRA737 and to pay Carna tiered single-digit royalties on the net sales of SRA141. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. We may also be required to negotiate to return our licensed intellectual property related to SRA737 to CPF if we cease or scale back development and commercialization of SRA737 for oncology-related indications. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, we may be required to pay significant milestone and royalty payments, depending on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

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

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below. Where so indicated, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

	Exhibit Description	Form	Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number			File No.	Exhibit No.	Exhibit Filing Date

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

SIERRA ONCOLOGY, INC.

Date: August 9, 2018	By:	/s/ Nick Glover
Dr. Nick Glover
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Sukhi Jagpal
Sukhi Jagpal
Chief Financial Officer
(Principal Financial Officer)