Form 10-Q
period 2018-09-30
Sierra Oncology, Inc.
filed 2018-11-08
CIK 1290149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 6, 2018, there were 74,365,965 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.

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

SIERRA ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$116,128	$100,348
Prepaid expenses and other current assets	3,203	1,377

Total current assets	119,331	101,725
Property and equipment, net	125	154
Other assets	596	319

TOTAL ASSETS	$120,052	$102,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued liabilities	$7,168	$6,133
Accounts payable	962	1,339

Total current liabilities	8,130	7,472
Term loan	4,856	—

TOTAL LIABILITIES	12,986	7,472

Commitments and Contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2018 and December 31, 2017; nil shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 74,364,165 and 52,395,223 shares issued and outstanding as of September 30, 2018 and December 31, 2017	74	52
Additional paid-in capital	770,121	718,751
Accumulated deficit	(663,129)	(624,077)

TOTAL STOCKHOLDERS’ EQUITY	107,066	94,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$120,052	$102,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$12,913	$7,405	$30,032	$22,607
General and administrative	3,138	2,778	10,736	9,207

Total operating expenses	16,051	10,183	40,768	31,814

Loss from operations	(16,051)	(10,183)	(40,768)	(31,814)
Other income, net	479	225	1,333	506

Loss before provision for (benefit from) income taxes, net	(15,572)	(9,958)	(39,435)	(31,308)
Provision for (benefit from) income taxes, net	(5)	37	(383)	108

Net loss	$(15,567)	$(9,995)	$(39,052)	$(31,416)

Net loss per common share, basic and diluted	$(0.21)	$(0.19)	$(0.56)	$(0.64)

Weighted-average shares used in computing net loss per common share, basic and diluted	74,347,489	52,268,443	69,517,119	49,080,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2017	52,395,223	$52	$718,751	$(624,077)	$94,726
Issuance of common stock for exercise of stock options	118,942	—	178	—	178
Stock-based compensation	—	—	5,102	—	5,102
Issuance of common stock, net of offering costs of $3.2 million	21,850,000	22	45,974	—	45,996
Issuance of common stock warrant	—	—	116	—	116
Net loss	—	—	—	(39,052)	(39,052)

Balance—September 30, 2018	74,364,165	$74	$770,121	$(663,129)	$107,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,052)	$(31,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,102	4,498
Depreciation	85	228
Other	(167)	30
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,831)	(483)
Accrued liabilities	1,092	681
Accounts payable	(371)	(2,093)

Net cash used in operating activities	(35,142)	(28,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(59)	(92)

Net cash used in investing activities	(59)	(92)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon follow-on offering, net of offering costs	45,996	27,422
Proceeds from issuance of term loan, net of issuance costs	4,955	—
Proceeds from exercise of common stock options	178	23

Net cash provided by financing activities	51,129	27,445

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(36)	6
NET INCREASE / (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	15,892	(1,196)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	100,536	109,207

CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$116,428	$108,011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$15	$221

Cash paid for interest	$9	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accrued liabilities	$—	$5

Issuance of common stock warrant	$116	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. The Company and Basis of Presentation

Organization and Description of Business

Sierra Oncology, Inc. (together with its subsidiaries, collectively referred to as the “Company”), a Delaware corporation, is a clinical stage drug development company advancing targeted therapeutics for the treatment of patients with unmet medical needs in hematology and oncology. Pursuant to an asset purchase agreement entered into in August 2018 (Note 7), Sierra Oncology acquired its lead drug candidate, momelotinib, a potent, selective and orally-bioavailable JAK1, JAK2 and ACVR1 inhibitor that has been investigated in two completed Phase 3 trials for the treatment of myelofibrosis and has demonstrated a potentially differentiated therapeutic profile encompassing anemia-related benefits, as well as achieving substantive spleen and constitutional symptom control. Sierra Oncology is also advancing SRA737 and SRA141. SRA737 is a potent, highly selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1), a key regulator of cell cycle progression and the DNA Damage Response (DDR) replication stress response. SRA141 is a potent, selective and orally bioavailable small molecule inhibitor of cell division cycle 7 kinase (Cdc7), a key regulator of DNA replication and involved in the DDR network.

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

As of September 30, 2018, the Company had $116.1 million of cash and cash equivalents. The Company believes that its balance of cash and cash equivalents as of the date of the issuance of these condensed consolidated financial statements is sufficient to fund its current operational plan for at least the next twelve months though it may pursue raising additional capital through equity financings or other arrangements.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2018, the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017, the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 and the condensed consolidated statement of stockholders’ equity as of September 30, 2018 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The condensed consolidated financial data disclosed in these notes to the condensed consolidated financial statements related to the three-and nine-month periods are also unaudited. The condensed consolidated results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2017 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expense during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to the fair value of stock options and the warrant issued, accruals such as research and development costs, and recoverability of the Company’s net deferred tax assets and related valuation allowance. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the U.S. Dollar. Transactions denominated in currencies other than the functional currency are recorded at prevailing exchange rates during the period. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are recorded at historical exchange rates. Gains and losses related to remeasurement are recorded in other income, net in the condensed consolidated statements of operations. The net foreign exchange transaction gains (losses) included in other income, net in the accompanying condensed consolidated statements of operations was insignificant for the three and nine months ended September 30, 2018 and 2017.

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

Fair Value of Financial Instruments

The Company’s cash and cash equivalents, restricted cash, other current assets, accounts payable, and accrued liabilities approximate their fair value due to their short duration. The term loan bears interest at prevailing market rates for instruments with similar characteristics, accordingly, the carrying value of this instrument approximates its fair value.

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

Other Assets

Other assets consist primarily of restricted cash pledged as collateral for a corporate credit card facility, long-term prepaid rent and deferred income tax assets in foreign jurisdictions.

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

Upfront payments made in connection with license and asset purchase agreements are expensed as research and developments costs, as the assets acquired do not have alterative future use. Contingent milestone payment obligations due to third parties under license and asset purchase agreements are expensed when the milestones are considered probable of occurring.

Research and development costs include fees incurred in connection with license and asset purchase agreements, compensation and other related costs for employees engaged in research and development, costs associated with research and preclinical studies, clinical trials, regulatory activities, manufacturing activities to support clinical activities, fees paid to external service providers that conduct certain research and development, clinical, and manufacturing activities on behalf of the Company and an allocation of overhead expenses.

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

The Company’s Chief Executive Officer views the Company’s operations and manages its business in one operating segment, which is the business of researching, developing and commercializing therapies for the treatment of patients with hematology and oncology. Accordingly, the Company has a single reporting segment.

Recent Accounting Pronouncements Not Yet Effective

In February 2016, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The amendments in this update require that organizations recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company will adopt the new standard effective January 1, 2019 and expects its operating leases, as disclosed in Note 7 “Commitments and Contingencies”, to be subject to the new standard. The Company will recognize right-of-use assets and operating lease liabilities on its consolidated balance sheets upon adoption, which will increase its total assets and liabilities.

In June 2018, the FASB issued FASB ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company will adopt the new standard effective January 1, 2019 and does not expect that the adoption of this new accounting guidance will have a material impact on its consolidated financial statements.

3. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period without consideration for common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options and the warrant for common stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following shares of common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	September 30, 2018	September 30, 2017
	(in thousands)
Options to purchase common stock	10,719,737	7,685,449
Warrant for common stock	73,529	—

Total potential dilutive shares	10,793,266	7,685,449

4. Fair Value Measurements

The Company measures and reports its cash equivalents and restricted cash at fair value. The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$115,019	$—	$—	$115,019
Restricted money market funds	300	—	—	300

Total financial assets	$115,319	$—	$—	$115,319

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$99,792	$—	$—	$99,792
Restricted money market funds	187	—	—	187

Total financial assets	$99,979	$—	$—	$99,979

Money market funds and restricted money market funds are measured at fair value on a recurring basis using quoted prices and are classified as a Level 1 input.

There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2018.

5. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Cash	$1,109	$556
Cash equivalents:
Money market accounts	115,019	99,792

Total cash and cash equivalents	$116,128	$100,348

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

	September 30, 2018	September 30, 2017
	(in thousands)
Cash and cash equivalents	$116,128	$107,824
Restricted cash included in other assets	300	187

Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$116,428	$108,011

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Prepaid research and development project costs	$1,106	$549
Prepaid insurance	815	478
Other receivables	407	103
Income taxes receivable	294	—
Other	581	247

Total prepaid expenses and other current assets	$3,203	$1,377

Property and Equipment, net

Property and equipment, net consists of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Software	$259	$254
Leasehold improvements	108	79
Computer equipment	89	93
Furniture and fixtures	3	3

Property and equipment, gross	459	429
Less: accumulated depreciation	(334)	(275)

Total property and equipment, net	$125	$154

Depreciation related to the Company’s property and equipment was $26,000 and $0.1 million for the three and nine months ended September 30, 2018, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2017.

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Accrued research and development costs	$3,589	$2,763
Accrued employee-related costs	2,133	2,699
Accrued professional fees	617	317
Accrued restructuring costs (Note 11)	71	137
Other	758	217

Total accrued liabilities	$7,168	$6,133

6. Term Loan

On August 21, 2018, the Company entered into a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB), pursuant to which the Company may obtain a loan of aggregate principal amount of up to $15.0 million (Term Loans), which becomes available in three tranches, each of an aggregate principal amount of up to $5.0 million. Contemporaneously with executing the Loan Agreement, the Company drew down the first $5.0 million tranche. The second and third $5.0 million tranches may be drawn only upon the achievement of certain development milestones. Borrowings under the Loan Agreement bear interest at the greater of (i) 6.0% or (ii) a floating per annum rate 1.0% above the prime rate (for an interest rate of 6.25% at September 30, 2018), with interest only due and payable monthly, until March 1, 2020 (unless extended under the conditions set forth in the Loan Agreement), at which time interest and principal will be due and payable monthly in equal monthly payments; are subject to a final payment fee equal to 6.75% of the aggregate principal amount.

The Company may prepay all, but not less than all, of the loaned amounts subject to a prepayment fee in the amount of 3.0% of the outstanding principal balance if such prepayment occurs prior to August 21, 2019; 2.0% of the outstanding principal balance if such prepayment occurs on or after August 21, 2019, but prior to August 21, 2020; or 1.0% of the outstanding principal balance if such prepayment occurs on August 21, 2020 or at any time thereafter prior to the maturity date of the Term Loans on August 1, 2022. The Loan Agreement is secured by substantially all of the Company’s personal property, except for its intellectual property and requires the Company to maintain the lesser of $10 million or 80% of its cash and cash equivalents with SVB. The Loan Agreement contains customary covenants that limit the Company’s ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, among others. The Loan Agreement contains customary events of default that include, among others, non-payment defaults, covenant defaults, the occurrence of a material adverse change, and inaccuracy of representations and warranties. The occurrence of an event of default could result in an increase to the applicable interest rate of 5.0%, and the consequent obligation for the Company to repay all amounts outstanding under the Loan Agreement.

In connection with the Loan Agreement, the Company issued a warrant to SVB to purchase 73,529 of the Company’s common stock at a price per share of $1.87. The warrant was immediately exercisable, will expire on August 21, 2028, contains a cashless exercise provision and is classified as equity. If the Company is to draw the second or third tranche available under the Loan Agreement, the Company will grant an additional amount of common stock issuable upon exercise of the warrant based upon the principal amount advanced. In no event will the number of common stock issuable pursuant to the exercise of the warrant exceed 220,588 in aggregate.

The fair value of the warrant and the debt issuance costs were recorded as debt discounts and together with the final payment fee are being amortized using the effective interest rate method over the term of the loan. As of September 30, 2018, the effective interest rate on the initial tranche of the loan was 9.38% and the unamortized debt discount was $0.2 million. Amortization of the debt discount and accrual of final payment was $17,000 for the three months ended September 30, 2018.

Scheduled payments due under the Loan Agreement, excluding the final payment fee of $0.3 million and interest payments, are as follows:

September 30, 2018
(in thousands)
2020	$1,667
2021	2,000
2022	1,333

Total	$5,000

During the three and nine months ended September 30, 2018, the Company recognized $0.1 million of interest expense related to the Loan Agreement.

7. Commitments and Contingencies

Asset Purchase Agreement

In August 2018, the Company entered into an asset purchase agreement with Gilead Sciences, Inc. (Gilead) whereby the Company acquired worldwide rights to the pharmaceutical product momelotinib, an investigational inhibitor of Janus kinase, together with all related intellectual property rights and certain other related assets. The Company paid Gilead an upfront payment of $3.0 million in August 2018. The related expense was included in research and development for the three and nine months ended September 30, 2018 in the accompanying condensed consolidated statement of operations. The Company will be required to pay Gilead milestone payments of up to an aggregate of $195.0 million upon the achievement of certain development, regulatory and commercial milestones events, including a milestone payment of $5.0 million upon the dosing of the first patient in a registrational clinical trial. These milestones will be accrued once they are considered probable of occurring. In addition, the Company is required to pay Gilead mid-teen to high twenty percent tiered royalties based upon net sales.

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

In May 2016, the Company entered into an exclusive license agreement (Carna License Agreement) with Carna Biosciences, Inc. (Carna) for worldwide rights to develop and commercialize SRA141, a small molecule kinase inhibitor targeting Cdc7. In exchange for this exclusive right, the Company paid Carna an upfront payment of $0.9 million in June 2016. The Company will be required to pay Carna milestone payments of up to an aggregate of $270.0 million upon achievement of certain developmental, regulatory and commercial milestone events, including a milestone payment of $4.0 million upon dosing of the first patient in the first Phase 1 clinical trial for SRA141. These milestones will be accrued once they are considered probable of occurring. As of September 30, 2018, the Company had not recorded any milestone payments to Carna. In addition, the Company is required to pay Carna tiered single-digit royalties on net sales of product candidates (as defined under the Carna License Agreement).

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

In January 2016, the Company entered into an operating lease agreement to lease office space near San Francisco, California. The operating lease agreement expires on April 30, 2019. In September 2017, the Company entered into a sublease agreement to sublet the premises to a third party until April 30, 2019. The fair value of the remaining contractual obligation, net of sublease income, was included in accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2018.

In addition to base rent, these leases require payment of taxes and other operating costs. These operating costs are not included in the table below.

As of September 30, 2018, the aggregate future non-cancelable minimum lease payments associated with these operating leases are as follows:

Years Ending December 31:	Operating Leases
(in thousands)
Remainder of 2018	$102
2019	266
2020	219
2021	223
2022	178
Thereafter	—

Total (a)	$988

(a)	Minimum lease payments have not been reduced by minimum sublease rentals of $0.1 million due in the future under sublease.

The total rent expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2018, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2017.

Legal

On November 9, 2016, a purported securities class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its executive officers (the New York Lawsuit). The New York Lawsuit was brought by purported stockholders of the Company seeking to represent a class consisting of stockholders who purchased stock between July 15, 2015 and June 6, 2016. The New York Lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act and seeks unspecified damages and other relief. On March 13, 2018, the United States District Court for the Southern District of New York granted the defendants’ motion to dismiss and entered a final judgment dismissing the New York Lawsuit with prejudice. Plaintiffs have filed an appeal. The Company believes that the claims in the New York Lawsuit are without merit and intends to defend the lawsuit vigorously. It is possible that additional similar lawsuits could be filed. Due to the early stage of the litigation, the Company is unable to predict the outcome of this matter. However, at this point in time, the Company does not expect the outcome of these claims will have a material impact on its condensed consolidated financial statements.

On November 18, 2016, a purported securities class action lawsuit was filed in the Superior Court of the State of California for the County of San Mateo against the Company, certain of its executive officers and directors, and the underwriters for the Company’s initial public offering of its common stock. On February 9, 2017, a substantially identical putative class action suit was filed in the Superior Court of the State of California for the County of San Mateo asserting the same claims on behalf of the same putative class (the two lawsuits together, the California Lawsuits). The California Lawsuits were brought by purported stockholders of the Company seeking to represent a class consisting of stockholders who purchased stock pursuant to and/or traceable to the Company’s Registration Statement on Form S-1. The lawsuits assert claims under Sections 11 and 15 of the Exchange Act and seek unspecified damages and other relief. On August 1, 2018, all parties reached a mutually acceptable resolution to the California Lawsuits by way of a mediated settlement, which is subject to the parties’ execution of final settlement documents and the approval of the court. While the Company believes that the claims are without merit, it believes settlement will reduce the ultimate cost and distraction of further litigation. The Company does not expect its portion of the settlement amount to have a material impact on its condensed consolidated financial statements.

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

8. Common Stock Reserved for Issuance

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to effect the conversion of all outstanding options granted and available for grant under the incentive plans, shares reserved for issuance under the employee stock purchase plan and issued warrant.

	September 30, 2018	December 31, 2017
Outstanding stock options under the 2015 equity incentive plan	10,719,737	7,470,601
Shares reserved for future option grants under equity plans	1,731,500	1,503,770
Shares reserved under the 2015 employee stock purchase plan	700,000	700,000
Shares reserved under warrant upon contingent events	147,059	—
Outstanding warrant	73,529	—

Total common stock reserved for issuance	13,371,825	9,674,371

9. Stock-Based Compensation

In the accompanying condensed consolidated statements of operations, the Company recognized stock-based compensation expense for its employees and non-employees as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Research and development	$1,168	$1,003	$3,330	$3,024
General and administrative	653	457	1,772	1,474

Total stock-based compensation	$1,821	$1,460	$5,102	$4,498

Determination of Fair Value

The estimated grant-date fair values of all of the Company’s stock-based awards were calculated using the Black-Scholes option pricing model, based on assumptions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected term (in years)	5.6 – 6.1	6.1	5.3 – 7.0	5.3 –7.0
Expected volatility	88 – 91%	87%	88 – 91%	86 – 96%
Risk-free interest rate	2.7 – 3.0%	1.8 – 2.1%	2.6 – 3.0%	1.8 – 2.3%
Expected dividend rate	— %	— %	— %	— %

Equity Incentive Plans

2018 Equity Inducement Plan

In September 2018, the Company’s Compensation Committee approved the 2018 Equity Inducement Plan (2018 Plan). The number of shares available for awards under the 2018 Plan was set to 1,500,000. The exercise price of each stock-based award issued under the 2018 Plan is required to be no less than the fair value of the Company’s capital stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement. As of September 30, 2018, there were no awards issued or outstanding under the 2018 Plan.

2015 Plan

The 2015 Equity Incentive Plan (2015 Plan) became effective on July 14, 2015. As of September 30, 2018, 8,636,226 shares were reserved for issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will increase automatically on January 1 of each calendar year 2016 through 2025 by the number of shares equal to 4% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. The Company’s Board of Directors or Compensation Committee may reduce the amount of the increase in any particular year. The exercise price of each stock-based award issued under the 2015 Plan is required to be no less than the fair value of the Company’s capital stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement.

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

A summary of activity under the 2008 Plan, 2015 Plan and 2018 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Options (in thousands)
Outstanding — December 31, 2017	1,503,770	7,470,601	$3.09	8.12	$12,363
Awards authorized under the 2015 Plan	2,095,808
Awards authorized under the 2018 Plan	1,500,000
Options granted	(3,486,150)	3,486,150	2.37
Options exercised	—	(118,942)	1.50
Options forfeited/cancelled	118,072	(118,072)	4.31

Outstanding — September 30, 2018	1,731,500	10,719,737	$2.86	8.06	$1,420

Exercisable — September 30, 2018		5,376,902	$3.07	7.19	$1,251

Vested and expected to vest — September 30, 2018		10,719,737	$2.86	8.06	$1,420

The weighted-average grant date fair values of options granted during the three and nine months ended September 30, 2018 was $1.56 and $1.76 per share, and $1.01 and $1.07 per share during the three and nine months ended September 30, 2017. The aggregate intrinsic value of options exercised was $21,000 and $0.2 million for the three and nine months ended September 30, 2018, and $0 and $0.1 million for the three and nine months ended September 30, 2017. The total grant date fair value of options vested for the three and nine months ended September 30, 2018 was $1.5 million and $4.6 million, and $1.4 million and $5.1 million during the three and nine months ended September 30, 2017.

As of September 30, 2018, total unrecognized stock-based compensation related to unvested stock options was $10.1 million. These costs are expected to be recognized over a remaining weighted-average period of 2.1 years as of September 30, 2018.

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

Under the ESPP, participants are offered the option to purchase shares of the Company’s common stock at a 15% discount during a series of discrete offering periods, subject to any plan limitations. The ESPP will not become effective until such time as the Compensation Committee determines in the future, and as of September 30, 2018, the initial offering periods had not commenced. As of September 30, 2018, no shares of common stock have been issued to employees participating in the ESPP and 700,000 shares were available for issuance under the ESPP.

10. Income Taxes

The Company did not record a provision for U.S. federal income taxes for the three and nine months ended September 30, 2018 because it expects to generate a loss for the year ended December 31, 2018. The net income tax benefit of $5,000 and $0.4 million for the three and nine months ended September 30, 2018 primarily represented income tax benefit resulting from foreign research and development tax credits. Income tax expense of $37,000 and $0.1 million for the three and nine months ended September 30, 2017 represented foreign taxes. The Company’s net U.S. deferred tax assets continue to be offset by a full valuation allowance.

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

In connection with the Company’s initial analysis of the Tax Act, it recorded a decrease of its net deferred tax assets of $7.2 million for the period ended December 31, 2017, to account for the rate reduction. This did not have an impact on the Company’s condensed consolidated financial statements since its U.S. deferred tax assets are fully offset by a valuation allowance. The Company finalized the analysis during the three months ended September 30, 2018, with no material changes to the initial estimated decrease of its net deferred tax assets, and the accounting is now complete.

11. Restructuring Costs

In June 2016, the Company halted investment in PNT2258 and closed the related Phase 2 clinical trials to further enrollment. As a result, the Company closed its research facility in Plymouth, Michigan, renegotiated and terminated certain contracts, and implemented staff reductions in the United States and Canada.

The following table summarizes restructuring activities for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Beginning balance	$86	$206
Adjustments to research and development expense	(10)	(38)
Cash payments	(5)	(58)

Ending balance	$71	$110

The following table summarizes restructuring activities for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Beginning balance	$137	$763
Adjustments to research and development expense	(10)	(112)
Cash payments	(56)	(541)

Ending balance	$71	$110

The accrual balance is currently expected to be substantially paid by the end of 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a clinical stage drug development company advancing targeted therapeutics for the treatment of patients with unmet medical needs in hematology and oncology. We have a highly experienced management team with a proven track record of success in oncology drug development. We are an ambitious company, oriented towards achieving the successful registration and commercialization of our product candidates.

During the third quarter of 2018, we acquired from Gilead Sciences, Inc. (Gilead) our lead product candidate momelotinib, a potent, selective and orally-bioavailable JAK1, JAK2 and ACVR1 inhibitor. Momelotinib has been investigated in two completed Phase 3 trials for the treatment of myelofibrosis and has demonstrated a potentially differentiated therapeutic profile encompassing anemia-related benefits, as well as achieving substantive spleen and constitutional symptom control. We are currently preparing for discussions with regulators to determine the registration path for momelotinib and anticipate reporting next steps in the first half of 2019.

We are also advancing SRA737, our potent, highly selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1). Chk1 is a key regulator of cell cycle progression and the DDR replication stress response. In cancer cells, intrinsic replication stress is induced by factors such as oncogenes (e.g., CCNE1 or MYC), genetic mutations in DNA repair machinery (e.g., BRCA1 or FANCA), genetic mutations leading to a dysregulated cell cycle (e.g., TP53 or RAD50) or other genomic alterations. This replication stress results in persistent DNA damage and genomic instability leading to an increased dependency on Chk1 for survival. Targeted inhibition of Chk1 by SRA737 may therefore be synthetically lethal to cancer cells with elevated intrinsic replication stress and have utility as a monotherapy in a range of tumor indications. The combination of SRA737 with other modalities, such as other agents that target the DDR network and certain chemotherapeutics, may also provide synergistic anti-tumor activity via a variety of potential biological mechanisms. Importantly, the oral bioavailability of SRA737 may afford greater dosing flexibility for both monotherapy and combination therapy settings than is possible with intravenously administered agents.

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

During the second quarter of 2018, we further refined our SRA 737-01 monotherapy study to focus on high grade serous ovarian cancer (HGSOC), supported by emerging data in the field that provides clinical validation for Chk1 inhibition in this indication. Accordingly, we are prioritizing the enrollment of genetically defined HGSOC patients into this trial, while continuing to enroll patients into the trial’s other indications, although with lower priority.

For the SRA737-02 Phase 1/2 Low-Dose Gemcitabine Combination trial, during the second quarter of 2018, we commenced the Cohort Expansion Phase 2 portion of this trial, which is enrolling patients across four indications. We are also in the process of modifying this study to add and prioritize enrollment for a cohort of genetically defined HGSOC patients, replacing an originally proposed cohort of urothelial cancer patients.

We expect to report preliminary data from both trials in the first half of 2019.

Concurrently, we are designing clinical trials and conducting preclinical research evaluating SRA737 in combination with other DDR-targeted agents, including poly ADP-ribose polymerase (PARP) inhibitors, as well as with immuno-oncology therapeutics, that will guide the next planned wave of clinical development for our asset, potentially further broadening its therapeutic utility. In the first quarter of 2018, we announced an agreement with Janssen Research & Development, LLC (Janssen), under which they have agreed to supply us with TESARO’s ZEJULA® (niraparib), facilitating the planned initiation of a PARP inhibitor combination trial with SRA737 for the treatment of prostate cancer. We are currently evaluating the optimal timing to commence this trial within the context of our recently expanded portfolio.

Our pipeline also includes SRA141, a potent, selective, orally bioavailable small molecule inhibitor of cell division cycle 7 kinase (Cdc7). Cdc7 is a key regulator of DNA replication and is involved in the DDR network, making it a compelling emerging target for the potential treatment of a broad range of tumor types. During the third quarter of 2018, we successfully completed the Investigational New Drug Application (IND) filing process with the U.S. Food and Drug Administration (FDA) for SRA141 and we are planning for a Phase 1/2 trial with this drug candidate in patients with colorectal cancer. Upon dosing of the first patient in the first Phase 1 clinical trial of SRA141, a milestone payment of $4.0 million will be due to Carna Biosciences, Inc. (Carna), the licensor of this asset. We are currently evaluating the optimal timing to commence this trial within the context of our recently expanded portfolio.

We retain the global commercialization rights to momelotinib, SRA737 and SRA141.

Since inception, we have devoted substantially all of our resources to research and development activities, including the clinical development of our current product candidates momelotinib, SRA737, SRA141 and our former product candidate PNT2258, and providing general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. Our net losses were $15.6 million and $39.1 million for the three and nine months ended September 30, 2018 and $10.0 million and $31.4 million for the three and nine months ended September 30, 2017. As of September 30, 2018, we had an accumulated deficit of $663.1 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•

invest to further develop our product candidates, momelotinib, a small molecule inhibitor targeting JAK1, JAK2 and ACVR1; SRA737, a small molecule inhibitor targeting Chk1; and SRA141, a small molecule inhibitor targeting Cdc7;

•

achieve development milestones that trigger payments due under certain agreements, including a milestone payment of $5.0 million that would be due to Gilead upon the dosing of the first patient in a registrational clinical trial for momelotinib and a milestone payment of $4.0 million that would be due to Carna upon dosing of the first patient in the first Phase 1 clinical trial for SRA141;

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

We have funded our operations to date primarily from the issuance and sale of our common stock through public offerings, and our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through debt financings and exercises of our preferred stock warrants. As of September 30, 2018, we had cash and cash equivalents of $116.1 million.

Components of Statements of Operations

Operating Expenses

Research and Development

Research and development expenses consist primarily of the following:

•	fees or milestone payments incurred in connection with license and asset purchase agreements;

•	personnel-related costs, which include salaries, benefits, stock-based compensation, recruitment fees and travel costs;

•	costs associated with research and preclinical studies, clinical trials, regulatory activities and manufacturing activities to support clinical activities;

•	fees paid to external service providers that conduct certain research and development, clinical and manufacturing activities on our behalf; and

•	facility-related costs, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expenses and other supplies.

The largest recurring component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates SRA737 and SRA141. We expect our research and development expenses will increase over the next few years as we advance our development programs, including our recently acquired product candidate momelotinib, achieve development milestones that trigger payments due under certain agreements, pursue regulatory approval of our product candidates in the United States and other jurisdictions, expand our portfolio of product candidates and prepare for potential commercialization, which will require a significant investment in areas related to contract manufacturing and inventory buildup.

The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for momelotinib, SRA737, SRA141 or any future product candidates. The probability of success of our product candidates may be affected by numerous factors, including clinical data, regulatory developments, competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization of momelotinib, SRA737, SRA141 or any future product candidates.

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

Other Income, net

Other income primarily consists of (i) interest and dividends earned on our cash and cash equivalents, (ii) interest expense associated with our term loan and non-cash interest costs associated with the amortization of the debt discount and final payment fee, and (iii) foreign currency exchange gains and losses related to transactions and monetary asset and liability balances denominated in currencies other than the U.S. dollar. Foreign currency exchange gains and losses may also fluctuate in the future due to changes in foreign currency exchange rates.

Provision for (Benefit from) Income Taxes, net

Provision for (benefit from) income taxes, net consists of federal and state income taxes in the United States, income tax benefit resulting from research and development tax credits in Canada, income taxes in Canada and Australia, as well as deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and changes in related valuation allowance.

We did not record a provision for U.S. federal income taxes for the three and nine months ended September 30, 2018 because we expect to generate a loss for the year ended December 31, 2018. Our tax benefit relates to research and development tax credits in Canada and our income tax provision relates to income taxes in Canada and Australia. Our net U.S. deferred tax assets continue to be offset by a full valuation allowance.

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

In connection with our initial analysis of the Tax Act, we recorded a decrease to our net deferred tax assets of $7.2 million for the period ended December 31, 2017, to account for the rate reduction. This did not have an impact on the condensed consolidated financial statements since our U.S. deferred tax assets are fully offset by a valuation allowance. We finalized the analysis during the three months ended September 30, 2018, with no material changes to the initial estimated decrease to our net deferred tax assets.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

	Three Months Ended September 30,		Change $
	2018	2017
	(in thousands)
Operating expenses:
Research and development	$12,913	$7,405	$5,508
General and administrative	3,138	2,778	360

Total operating expenses	16,051	10,183	5,868

Loss from operations	(16,051)	(10,183)	(5,868)
Other income, net	479	225	254

Loss before provision for (benefit from) income taxes, net	(15,572)	(9,958)	(5,614)
Provision for (benefit from) income taxes, net	(5)	37	(42)

Net loss	$(15,567)	$(9,995)	$(5,572)

Research and Development

Research and development expenses increased $5.5 million, from $7.4 million for the three months ended September 30, 2017, to $12.9 million for the three months ended September 30, 2018. The increase was primarily due to a $3.0 million upfront fee paid to Gilead to acquire our lead product candidate momelotinib, an increase of $2.0 million in clinical trial costs and a $0.7 million increase in personnel-related and overhead costs for the three months ended September 30, 2018. These increased costs were partially offset by a $0.2 million decrease in research and preclinical costs related to SRA737 and SRA141 for the three months ended September 30, 2018.

General and Administrative

General and administrative expenses increased $0.4 million, from $2.8 million for the three months ended September 30, 2017 to $3.1 million for the three months ended September 30, 2018. The increase was primarily attributable to an increase in personnel-related costs, professional fees and allocated overhead for the three months ended September 30, 2018.

Other Income, net

Other income, net increased $0.3 million, from $0.2 million for the three months ended September 30, 2017 to $0.5 million for the three months ended September 30, 2018. The increase was primarily attributable to an increase in interest income as a result of higher balances of cash and cash equivalents and rising interest rates for the three months ended September 30, 2018.

Provision for (benefit from) income taxes, net

Net benefit from income taxes was $5,000 for the three months ended September 30, 2018, compared to provision for income taxes of $37,000 for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

	Nine Months Ended September 30,		Change $
	2018	2017
	(in thousands)
Operating expenses:
Research and development	$30,032	$22,607	$7,425
General and administrative	10,736	9,207	1,529

Total operating expenses	40,768	31,814	8,954

Loss from operations	(40,768)	(31,814)	(8,954)
Other income, net	1,333	506	827

Loss before provision for (benefit from) income taxes, net	(39,435)	(31,308)	(8,127)
Provision for (benefit from) income taxes, net	(383)	108	(491)

Net loss	$(39,052)	$(31,416)	$(7,636)

Research and Development

Research and development expenses increased $7.4 million, from $22.6 million for the nine months ended September 30, 2017, to $30.0 million for the nine months ended September 30, 2018. The increase was primarily due to a $3.0 million upfront fee paid to Gilead to acquire our lead product candidate, momelotinib, a $5.4 million increase in clinical trial costs and a $1.4 million increase in personnel-related costs for the nine months ended September 30, 2018. These increased costs were partially offset by a $1.5 million decrease in third-party manufacturing costs related to SRA737 and SRA141 and a $0.9 million decrease in research, preclinical and other support costs for the nine months ended September 30, 2018.

General and Administrative

General and administrative expenses increased $1.5 million, from $9.2 million for the nine months ended September 30, 2017 to $10.7 million for the nine months ended September 30, 2018. The increase was attributable to a $1.3 million increase in personnel-related costs, professional fees and allocated overhead and a $0.2 million increase in business development costs for the nine months ended September 30, 2018.

Other Income, net

Other income, net increased $0.8 million, from $0.5 million for the nine months ended September 30, 2017 to $1.3 million for the nine months ended September 30, 2018. The increase was primarily attributable to an increase in interest income as a result of higher cash balances of cash and cash equivalents and rising interest rates for the nine months ended September 30, 2018.

Provision for (benefit from) income taxes, net

Net benefit from income taxes was $0.4 million for the nine months ended September 30, 2018, compared to provision for income taxes of $0.1 million for the nine months ended September 30, 2017. The net benefit from income taxes for the nine months ended September 30, 2018 primarily represented benefit from foreign research and development tax credits.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have never generated revenue and have incurred significant net losses. Our net losses for the three and nine months ended September 30, 2018 were $15.6 million and $39.1 million and for the three and nine months ended September 30, 2017 were $10.0 million and $31.4 million. As of September 30, 2018, we had an accumulated deficit of $663.1 million. Our principal sources of liquidity as of September 30, 2018 were cash and cash equivalents of $116.1 million.

On March 6, 2018, we completed an underwritten public offering of an aggregate of 21,850,000 shares of common stock at a price to the public of $2.25 per share. The aggregate net proceeds received by us from the offering were $46.0 million, net of underwriting discounts and commissions and offering expenses of $3.2 million.

On August 21, 2018, we entered into a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB), pursuant to which we may obtain a loan of aggregate principal amount of up to $15.0 million. As of September 30, 2018, we borrowed $5.0 million under the first tranche, which bears interest at the greater of 6.0% or a floating per annum rate 1.0% above the prime rate (for an interest rate of 6.25% at September 30, 2018) and matures on August 1, 2022.

We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•

invest to further develop our product candidates, momelotinib, a small molecule inhibitor targeting JAK1, JAK2 and ACVR1; SRA737, a small molecule inhibitor of Chk1; and SRA141, a small molecule inhibitor targeting Cdc7;

•

achieve development milestones that trigger payments due under certain agreements, including a milestone payment of $5.0 million that would be due to Gilead upon the dosing of the first patient in a registrational clinical trial for momelotinib and a milestone payment of $4.0 million that would be due to Carna upon dosing of the first patient in the first Phase 1 clinical trial for SRA141;

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

To fund our current operating plans, we will need to raise additional capital. Our existing cash and cash equivalents will not be sufficient for us to complete development of our product candidates and, if applicable, to prepare for commercializing any product candidate that may receive approval. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities; however, we believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans through at least the next twelve months. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities. However, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash used in operating activities	$(35,142)	$(28,555)
Cash used in investing activities	(59)	(92)
Cash provided by financing activities	51,129	27,445
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(36)	6

Net increase (decrease) in cash, cash equivalents and restricted cash	$15,892	$(1,196)

Cash Flows from Operating Activities

For the nine months ended September 30, 2018, cash used in operating activities of $35.1 million was attributable to a net loss of $39.1 million, partially offset by $5.0 million in non-cash charges and a net change of $1.1 million in our net operating assets and liabilities. The non-cash charges consisted primarily of $5.1 million in stock-based compensation. The change in net operating assets and liabilities was primarily attributable to an increase in prepaid expenses and other assets of $1.8 million and a decrease in accounts payable of $0.4 million, partially offset by an increase in accrued liabilities of $1.1 million.

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

Cash Flows from Investing Activities

For the nine months ended September 30, 2018 and 2017, cash used in investing activities was primarily attributable to the purchase of property and equipment.

Cash Flows from Financing Activities

For the nine months ended September 30, 2018 and 2017, cash provided by financing activities of $51.1 million and $27.4 million, respectively, was primarily attributable to net proceeds received from the sale and issuance of our common stock upon our follow-on offerings. For the nine months ended September 30, 2018, cash provided by financing activities also included borrowing under the Loan Agreement of $5.0 million.

Contractual Obligations and Commitments

In August 2018, we entered into a Loan Agreement with SVB, pursuant to which we may obtain a loan of aggregate principal amount of up to $15.0 million. As of September 30, 2018, we borrowed $5.0 million under the first tranche. Estimated principal payments (excluding interest and final payment fee) under the Loan Agreement as of September 30, 2018 are $3.2 million within 1 to 3 years and $1.8 million within 3 to 5 years.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $116.1 million as of September 30, 2018, which consisted primarily of bank deposits and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

In addition, we had an outstanding balance of $5.0 million under our Loan Agreement as of September 30, 2018. Borrowings under the Loan Agreement bear interest at the greater of 6% or a floating per annum rate of 1.0% above the prime rate (for an interest rate of 6.25% at September 30, 2018). The effect of a hypothetical 10% change in interest rates would not have a material impact on our operating loss.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

On November 9, 2016, a purported securities class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain of our executive officers (the New York Lawsuit). The New York Lawsuit was brought by purported stockholders of our company seeking to represent a class consisting of stockholders who purchased stock between July 15, 2015 and June 6, 2016. The New York Lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act and seeks unspecified damages and other relief. On March 13, 2018, the United States District Court for the Southern District of New York granted the defendants’ motion to dismiss and entered a final judgment dismissing the New York Lawsuit with prejudice. Plaintiffs have filed an appeal. We believe that the claims in the New York Lawsuit are without merit and intend to defend the lawsuit vigorously. Due to the early stage of the litigation, we are unable to predict the outcome of this matter. However, at this point in time, we do not expect the outcome of these claims will have a material impact on our condensed consolidated financial statements.

On November 18, 2016, a purported securities class action lawsuit was filed in the Superior Court of the State of California for the County of San Mateo against us, certain of our executive officers and directors, and the underwriters for our initial public offering of our common stock. On February 9, 2017, a substantially identical putative class action suit was filed in the Superior Court of the State of California for the County of San Mateo asserting the same claims on behalf of the same putative class (the two California lawsuits together, the California Lawsuits). The California Lawsuits were brought by purported stockholders of our company seeking to represent a class consisting of stockholders who purchased stock pursuant to and/or traceable to our Registration Statement on Form S-1. The lawsuits assert claims under Sections 11 and 15 of the Exchange Act and seek unspecified damages and other relief. On August 1, 2018, all parties reached a mutually acceptable resolution to the California Lawsuits by way of a mediated settlement, which is subject to the parties’ execution of final settlement documents and the approval of the court. While we believe that the claims are without merit, we believe settlement will reduce the ultimate cost and distraction of further litigation. We do not expect our portion of the settlement amount to have a material impact on our condensed consolidated financial statements.

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

We are a clinical stage hematology and oncology company with a limited operating history. Since inception, we have incurred significant operating losses. Our net losses were $39.1 million and $42.0 million for the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $663.1 million. Investment in hematology and oncology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. For example, in June 2016 we decided to suspend the development of our former lead product candidate PNT2258 after an interim analysis of data from a Phase 2 clinical trial of PNT2258 indicated only modest efficacy. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue the development of our product candidates, momelotinib, SRA737 and SRA141, fund research and preclinical studies and clinical trials, seek to identify additional product candidates, in-license additional products or technologies, seek regulatory approval, prepare for potential commercialization and continue to operate as a public company.

Even if we succeed in commercializing momelotinib, SRA737, SRA141 or any future product candidates we may acquire or develop, we will continue to incur substantial research and development and other expenditures to develop and market these and other product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our business is highly dependent on the success of our product candidates, momelotinib, SRA737 and SRA141. If we are unable to successfully develop, obtain regulatory approval for and commercialize momelotinib, SRA737 and SRA141, or experience significant delays in doing so, our business will be materially harmed.

Our business and future success depends on our ability to successfully develop, obtain regulatory approval for and commercialize our product candidates, momelotinib, a Phase 3 product candidate, and SRA737 and SRA141, which are both at earlier stages of development. We recently invested financial resources to acquire momelotinib from Gilead. While momelotinib is a late-stage product candidate for which previous Phase 3 clinical trial data suggest promising safety and efficacy in patients who have an inadequate response to, progression on or are intolerant of ruxolitinib, it will require additional clinical testing, including at least one additional adequate and well-controlled Phase 3 clinical trial, before we can seek regulatory approval and begin commercialization, if it all. We have also invested effort and financial resources in the research and development of SRA737 and SRA141, and both SRA737 and SRA141 will require significant additional preclinical and clinical testing before we can seek regulatory approval and potentially generate any commercial sales, if at all. Before we can generate any revenue from sales of momelotinib, SRA737, SRA141, or any other product candidate, we must complete additional development activities, submit INDs or foreign equivalents, as well as marketing applications such as New Drug Applications (NDAs) or foreign equivalents, for regulatory review and approval in multiple jurisdictions, make substantial investments, obtain access to sufficient commercial manufacturing capacity and engage in significant marketing and commercial access efforts.

We cannot commercialize product candidates in the United States without first obtaining regulatory approval for the product candidates from the FDA. Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from similar regulatory authorities outside of the United States, such as the European Medicines Agency (EMA) in Europe and the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom. Even if momelotinib, SRA737, SRA141 or another product candidate were to be approved by the FDA or foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for momelotinib, SRA737 or SRA141 in one or more jurisdictions, or if any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development, marketing or commercialization of momelotinib, SRA737, SRA141 or any other product candidate that we may acquire or develop in the future. If competitive products developed by third parties show significant benefit in the cancer indications in which we are developing our product candidates, any planned supportive or primary registration trials may be delayed, altered, terminated or not initiated and our other product candidates may never receive regulatory approval. Our clinical development programs for our product candidates may also not receive regulatory approval if we have inadequate financial or other resources to advance these product candidates through the clinical trial process. Furthermore, even if we obtain regulatory approval for any of our product candidates, we will still need to develop sales, marketing and commercialization infrastructure, or collaborate with a third party for the commercialization of our product candidates, establish commercially viable pricing and obtain approval for coverage and adequate reimbursement from third parties, including government payors. If we are unable to successfully commercialize any of our product candidates, we may not be able to generate sufficient revenues to continue our business.

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

We recently acquired from Gilead our lead product candidate momelotinib, a potent, selective and orally-bioavailable JAK1, JAK2 and ACVR1 inhibitor. Momelotinib has been investigated in two completed Phase 3 trials for the treatment of myelofibrosis and has demonstrated a potentially differentiated therapeutic profile encompassing anemia-related benefits, as well as achieving substantive spleen and constitutional symptom control. We are currently preparing for discussions with regulators to determine the approval path forward for momelotinib and anticipate reporting next steps in the first half of 2019.

Pursuant to Clinical Trial Authorizations (CTAs) granted by the MHRA in the United Kingdom for SRA737, two Phase 1 trials were initiated in the United Kingdom which were transferred to us in January 2017, both of which have been amended to Phase 1/2 trials. We plan to continue our SRA737 development efforts by continuing these clinical trials, including through potential expansion into other countries, and potentially conducting additional preclinical and clinical studies to further our understanding of SRA737.

SRA141 has never been evaluated in a clinical trial. We recently successfully completed the IND filing process with the FDA for SRA141 and we are planning for a Phase 1/2 trial with this drug candidate in patients with colorectal cancer.

The success of our product candidates and any future product candidates that we may acquire or develop will depend on many factors, including, but not limited to, the following:

•	successful completion of preclinical studies;

•	successful translation of preclinical results in human clinical trials;

•	successful enrollment in, and completion of, clinical trials that produce data which adequately demonstrate the product candidate’s benefit and risk profile;

•	successful transfer of existing trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishment of clinical trial material and commercial manufacturing capabilities, or arrangements with third-party manufacturers and suppliers on commercially reasonable terms;

•	effective patent and trade secret protection and regulatory exclusivity;

•	establishment of a commercial sales team, if and when approved, whether alone or in collaboration with others;

•	acceptance, if and when approved, by patients, the medical community and third-party payors;

•	coverage and adequate reimbursement by third-party payors, including government payors;

•	successful competition with other therapies;

•	continued acceptable safety profile following approval;

•	enforcement and protection of intellectual property rights and claims;

•	achievement of desirable medicinal properties for the intended indications; and

•	effective growth of an organization of scientists and businesspeople who can develop and commercialize our products, if approved, and technology.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize our product candidates, which would materially harm our business.

If further preclinical development or clinical trials of momelotinib, SRA737, SRA141 or future product candidates that we may develop or acquire fail to demonstrate acceptable safety and efficacy or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of momelotinib, SRA737, SRA141 or future product candidates.

Before obtaining marketing approval from regulatory authorities, including the FDA, for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.

The outcome of preclinical testing and early clinical trials may not be predictive of the success of later preclinical testing and clinical trials, and interim results of a clinical trial do not necessarily predict final results. Many companies in the biotechnology industry have suffered significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and there is a high failure rate for product candidates proceeding through clinical trials. For example, in June 2016, we announced that we decided to suspend the development of our former lead product candidate PNT2258 after an interim analysis of data from a Phase 2 clinical trial of PNT2258 indicated only modest efficacy. We cannot, therefore, guarantee that we will be successful in obtaining the required efficacy and safety profile from momelotinib, SRA737 or SRA141. A failure of one or more preclinical studies or clinical trials can occur at any stage of testing.

We recently acquired from Gilead our lead product candidate momelotinib, a potent, selective and orally-bioavailable JAK1, JAK2 and ACVR1 inhibitor. Momelotinib has been investigated in two completed Phase 3 trials for the treatment of myelofibrosis and has demonstrated a potentially differentiated therapeutic profile encompassing anemia-related benefits, as well as achieving substantive spleen and constitutional symptom control. We are currently preparing for discussions with regulators to determine the approval path forward for momelotinib and anticipate reporting next steps in the first half of 2019. While we believe the safety and efficacy profile of momelotinib in patients who have an inadequate response to, progress on or are intolerant of ruxolitinib appears promising based on the prior Phase 3 trial results, the likely Phase 3 trial we plan to commence in those patients may not be successful. For example, in the SIMPLIFY-1 Phase 3 trial conducted by Gilead in ruxolitinib-naive patients, the key secondary endpoint of total symptom score, which we might choose to use as the primary endpoint in a potential future Phase 3 trial, was not met. We may also fail to observe meaningful anemia benefits in a potential future Phase 3 trial, which could reduce the potential future value of momelotinib as we believe an anemia benefit could potentially provide a competitive advantage over existing therapies.

We are currently conducting preclinical assessments and two Phase 1/2 clinical trials of SRA737, which we believe will further inform our clinical development plans and patient selection strategies. Both of the current clinical studies for SRA737 are being conducted in the United Kingdom, with one of the clinical studies also being conducted in Spain and currently under consideration for expansion into France. We believe we have completed all necessary preclinical activities to support a potential future IND submission for SRA737 to the FDA. However, we have not yet discussed our plans for any IND submission with the FDA, and if pursued, we may receive feedback from the FDA that delays the submission or clearance of any IND.

SRA141 has never been evaluated in a clinical trial. We recently successfully completed the IND filing process with the FDA for SRA141 and we are planning for a Phase 1/2 trial with this drug candidate in patients with colorectal cancer.

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

We may experience numerous unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including, but not limited to:

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

We are currently developing our SRA737 product candidate for certain genetically-defined subpopulations of the general treated cancer population, and we are now enrolling selected patients into our Monotherapy and Low-Dose Gemcitabine combination studies of SRA737, based on genetic alterations in their tumors or other factors such as histology. In order to obtain marketing approval for SRA737 in the treatment of genetically-defined tumors and cancers, we will need to, among other things, demonstrate to the satisfaction of regulatory authorities that those genetic alterations have predictive clinical utility. We have started to apply our genetic selection criteria to patients in our Monotherapy and our Low-Dose Gemcitabine combination clinical trials, and our approach may change based on our evolving knowledge of the field and on data obtained in our preclinical research and ongoing clinical trials. The goal of our genetic screening is to enroll patients who we believe have the highest probability of responding to the product candidate in order to show compelling evidence of clinical efficacy. Successful identification of patients is dependent on several factors, including, potentially, achieving certainty as to how specific genetic alterations respond to our product candidates and developing companion diagnostics to identify such genetic alterations as appropriate. For example, although we believe, based on scientific and medical literature, and preclinical research, that we have identified certain types and combinations of genetic alterations hypothesized to confer sensitivity to Chk1 inhibition that may be predictive of response to SRA737, we have only recently begun to assess activity of SRA737 in humans and have not discussed the validity of our genetic selection criteria with regulatory authorities, including MHRA, FDA or EMA.

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

In any pivotal clinical trials of SRA737 we anticipate the potential requirement to screen and identify patients with specific genetic alterations who may derive meaningful benefit, as we have begun to do in our Monotherapy and Low-Dose Gemcitabine combination studies of SRA737. To achieve this, our product development programs for SRA737 and marketing approvals will be dependent on the development and commercialization of a companion diagnostic by us or by third party collaborators. It is feasible that a companion diagnostic might also be required in our SRA141 and other potential development programs.

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

We have acquired or licensed our product candidates from third parties that had already conducted or were in the process of conducting preclinical studies or clinical trials with our product candidates. We may discover that development efforts of third parties, including but not limited to historical studies and trials conducted by third parties, did not comply with all applicable rules and regulations, and we may experience difficulties or delays in assuming responsibility for or completing such ongoing or previously completed clinical development activities. Our acquisition of momelotinib has resulted in us being required to take over responsibility for conducting ongoing momelotinib trials. Further development and commercialization of momelotinib will require significant financial and operational resources from us.

Prior to our acquisition of momelotinib and licensing of SRA737, third parties had been responsible for all development activities for such product candidates, including drug process, preclinical and clinical development activities, submission of CTAs and INDs, development of the trial protocols, establishment and management of clinical and safety databases, submission of a pediatric investigation plan (PIP), and other activities. Although we believe the historical development activities were conducted in accordance with applicable rules and regulations in material respects, we cannot assure you that we will not discover inaccuracies or noncompliance in prior development activities that have an adverse effect on the future development of momelotinib or SRA737. For example, we will need to modify the PIP Gilead agreed to for momelotinib with European Union’s regulatory authorities and conduct the pediatric studies, unless a waiver or deferral is granted, before we can submit a marketing authorization application. Similarly, we will need to submit a pediatric study plan to FDA and conduct the pediatric study, unless a waiver or deferral is granted, prior to submission of an NDA. In addition, a foreign regulatory authority that inspected a SIMPLFY-1 investigational site and CRO concluded that the clinical trial at that site was not conducted in accordance with good clinical practices (GCPs). We do not know what effect, if any, this finding will have on review of any future marketing applications by the FDA or foreign regulatory authorities.

In connection with our acquisition of momelotinib, we assumed the responsibility for all currently ongoing clinical studies with momelotinib following a transition period, including related expenses and manufacturing and regulatory activities, which were previously managed and funded by Gilead. This includes responsibility for the ongoing Phase 3 extended access study, which provides extended access of momelotinib in certain patients enrolled in Gilead sponsored studies, who are currently receiving treatment with momelotinib and have not experienced progression of disease. If we are unable to successfully assume the responsibilities of these trials, if we experience delays in doing so, or if we encounter additional difficulties or delays due to deficiencies in the assumed trials prior to our acquisition of momelotinib, the development of momelotinib may be delayed or suspended. Further, extended access programs provide supportive safety information for regulatory review. Any adverse events or reactions experienced by subjects in the extended access program may be attributed to momelotinib and may limit our ability to obtain regulatory approval with labeling that we consider desirable, or at all.

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

We have received approval from the MHRA for amendments to the SRA737-01 Monotherapy and the SRA737-02 Low-Dose Gemcitabine combination clinical trial protocols. These amendments are designed to enhance the ongoing clinical trials including by expanding the enrollment of patients we predict may be most likely to benefit from SRA737, based on specific genetic alterations in their tumors. These amendments may provide us with the opportunity to more accurately and widely evaluate SRA737’s activity across a number of distinct cancer indications and genetic alterations. If the MHRA, FDA, EMA, an ethics committee or scientific review board, or another regulatory authority objects to or otherwise does not accept or approve any future protocols or protocol amendments or requires us to further modify trial protocols, our related planned clinical development program may be delayed or suspended and/or we may not be able to gather information we think would be useful to advance development of momelotinib, SRA737, SRA141, or other product candidates, and our development programs may be adversely affected.

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

We expect to spend substantial capital to acquire additional product candidates and advance momelotinib, SRA737 and SRA141 in preclinical and clinical development, seek regulatory approvals for our product candidates, establish a commercial sales force to market and manufacture products, if any, that are approved for commercial sale. We also incur significant additional compliance and administrative costs as a result of operating as a public company.

Our future capital requirements will depend on many factors, including, but not limited to:

•	the progress and results of our planned preclinical studies and clinical trials;

•	the scope, progress, results and costs of product candidate discovery, preclinical development, laboratory testing and clinical trials for our future product candidates;

•	the costs, timing and outcome of regulatory review of momelotinib, SRA737, SRA141 and any future product candidates;

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including, but not limited to:

•

the number and size of clinical trials for other product candidates in the same therapeutic area that are currently in clinical development, and our ability to compete with such trials for patients and clinical trial sites;

•	the patient eligibility criteria defined in the protocols;

•	the size of the specific patient populations such as those whose tumors harbor the applicable genetic mutations, if required or other defined subsets of a larger patient population;

•

the risk that disease progression will result in death or clinical deterioration before the patient can enroll in clinical trials or before sufficient data has been collected such that the patient contributes no meaningful information for the clinical trial in which the patient is enrolled;

•	the proximity and availability of clinical trial sites for prospective patients;

•	the design of the trials;

•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•	our ability to obtain and maintain patient consents; and

•	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

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

We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may later prove to be more profitable or for which there is a greater likelihood of success. In addition, we may intentionally halt or terminate programs in order to conserve capital and focus on our remaining program or programs, which may increase our reliance on those programs to be successful.

Because we have limited financial and managerial resources, we focus our research and development efforts on certain selected product candidates. As a result, we may advertently or inadvertently forgo or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. In addition, if we halt or terminate programs in order to conserve capital and focus on our remaining program or programs, it may increase our reliance on the success of such programs and raise our exposure to the risk of failure among any of our programs.

The manufacture of momelotinib, SRA737 and SRA141 requires outsourced, custom manufacturing and we may encounter difficulties in production, particularly with respect to formulation, process development or scaling up of our manufacturing capabilities. If our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for preclinical studies, clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

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

Currently, SRA737 and SRA141 are manufactured using unoptimized processes by third-party manufacturers, and momelotinib is manufactured using an optimized drug substance process by third-party manufacturers. Although we have secured sufficient quantities of drug substance and drug product to supply our current momelotinib program, starting with the planned potential Phase 3 trial of momelotinib, we will need to obtain additional supplies from third-party manufacturers that we have engaged, or expect to engage. In addition, we may need to develop a pediatric formulation for momelotinib in the future. Although we are working to develop commercially viable manufacturing processes, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale up or formulation, process reproducibility, stability issues, lot consistency and timely availability of reagents or raw materials.

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

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacture and supply of preclinical study and clinical trial materials in relation to momelotinib, SRA737 and SRA141, including materials for any combination trials that we may undertake, and any future potential product candidates that we may develop for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We have engaged, or expect to engage, third-party manufacturers to obtain materials and consumables necessary for the manufacture of momelotinib, SRA737 and SRA141.

We may be unable to establish further agreements with third-party manufacturers and suppliers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers and suppliers entails additional risks, including, but not limited to:

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

It is possible that the FDA or foreign regulatory authorities may not agree with any assessment of the safety profile of our product candidates. Undesirable side effects caused by any of our product candidates could cause us, IRBs, our CROs, the FDA or foreign regulatory authorities to interrupt, delay or discontinue development and could result in a clinical hold on any clinical trial, or the denial of regulatory approval by the FDA or foreign regulatory authorities for any or all targeted indications. This, in turn, could prevent us from commercializing our product candidates and generating revenues from their sale. In addition, if any of our products cause serious or unexpected side effects or are associated with other safety risks after receiving marketing approval, a number of potential significant negative consequences could result, including, but not limited to:

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

If preliminary data demonstrate that any of our product candidates has an unfavorable safety profile and is unlikely to receive regulatory approval or be successfully commercialized, we may voluntarily suspend or terminate future development of such product candidate.

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

We do not have our own laboratory facilities. We depend upon independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners to conduct our preclinical studies and clinical trials. We expect to have to negotiate budgets and contracts with CROs and trial sites, which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our preclinical studies and clinical trials, and we control only certain aspects of their activities. For example, the CRO of our current ongoing clinical trials of SRA737 was recently acquired by a large global CRO and there may be interruptions in service during their integration. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCPs and Good Laboratory Practices (GLPs), which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for clinical and non-clinical research intended to support a submission or application to FDA or the comparable foreign authority. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable requirements, the data generated in our studies and trials may be deemed unreliable and the FDA or foreign regulatory authorities may require us to perform additional studies or trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our studies or trials comply with the GCP or GLP requirements. In addition, our studies and trials must be conducted with drug product produced under cGMPs. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat studies or trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

Regulatory agencies, IRBs or data safety monitoring boards may at any time recommend the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. Clinical trials must be conducted in accordance with GCPs, or other applicable foreign regulatory authority guidelines. Clinical trials are subject to oversight by the FDA, foreign regulatory authorities and IRBs at the study sites where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced in accordance with applicable cGMPs. Clinical trials may be suspended by the FDA, foreign regulatory authorities, or us for various reasons, including, but not limited to:

•	deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;

•	deficiencies in the clinical trial operations or trial sites;

•	the product candidate may have unforeseen adverse side effects;

•	deficiencies in the trial designs necessary to demonstrate efficacy;

•	fatalities or other adverse events (AEs) arising during a clinical trial due to medical problems that may or may not be related to clinical trial treatments;

•	the product candidates may not appear to be more effective than current therapies; or

•	the quality or stability of the product candidates may fall below acceptable standards.

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

Even if we receive regulatory approval to market our product candidates, the market may not be receptive to our products.

Even if we obtain regulatory approval for momelotinib or one of our other product candidates, they may not gain market acceptance among physicians, patients, healthcare payors and/or the medical community. We believe that the degree of market acceptance will depend on a number of factors, including, but not limited to:

•	timing of market introduction of competitive products;

•	safety and efficacy of our products;

•	prevalence and severity of any side effects;

•	potential advantages or disadvantages over alternative treatments;

•	strength of marketing and distribution support;

•	price of our products, both in absolute terms and relative to alternative treatments;

•	availability of coverage and reimbursement from government and other third-party payors; and

•	sequencing of available products.

If our product candidates are approved for commercial sale and fail to achieve market acceptance, we may not be able to generate significant revenue or achieve or sustain profitability.

We may be subject to requests for access to our product candidates. Demand for compassionate use of our unapproved therapies could strain our resources, delay our drug development activities, negatively impact our regulatory approval or commercial activities, and result in losses.

We are developing product candidates, including momelotinib, to treat life-threatening illnesses for which there are currently limited therapeutic options. Other companies in our field have been the target of campaigns requesting access to unapproved drugs. If we experience similar request for access campaigns, we may experience significant disruption to our business which could result in losses. We are a small company with limited resources, and any unanticipated trials or access programs resulting from requests for access could deplete our drug supply, increase our capital expenditures, and otherwise divert our resources from our primary goals.

In addition, legislation referred to as “Right to Try” laws have been introduced at the local and national levels, which are intended to give patients access to unapproved therapies. New and emerging legislation regarding expanded access to unapproved drugs for life-threatening illnesses could negatively impact our business in the future. Either activism or legislation related to requests for access may require us to initiate an unanticipated expanded access program or to make our product candidates more widely available sooner than anticipated.

Patients who receive access to unapproved drugs through compassionate use or expanded access programs have life-threatening illnesses and generally have exhausted all other available therapies. The risk for serious adverse events, including those which may be unrelated to our product candidates, in this patient population is high and could have a negative impact on the safety profile of our product candidate, which could cause significant delays or an inability to successfully commercialize our product candidate and could materially harm our business. In addition, in order to perform the controlled clinical trials required for regulatory approval and successful commercialization of our product candidates, we may also need to restructure or pause any ongoing compassionate use and/or expanded access programs, which could prompt adverse publicity or other disruptions related to current or potential participants in such programs.

The terms of our Loan and Security Agreement require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

Our Loan and Security Agreement is secured by a lien covering substantially all of our assets, excluding our intellectual property and certain other assets. Subject to the terms of the Loan and Security Agreement, we have the option to prepay all, but not less than all, of the amounts borrowed under the Loan and Security Agreement, subject to certain penalty payments, prior to the August 1, 2022 maturity date, at which time all amounts borrowed will be due and payable.

The Loan and Security Agreement contains customary covenants that include, among others, covenants that limit our (including our subsidiaries’) ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on our capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type.

The Loan and Security Agreement contains customary events of default that include, among others, non-payment defaults, covenant defaults, a default in the event a material adverse change occurs, defaults in the event our assets are attached or we are enjoined from doing business, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, material judgment defaults, and inaccuracy of representations and warranties. The occurrence of an event of default could result in an increase to the applicable interest rate of 5.0%, acceleration of and present occurrence of the maturity date, and the consequent obligation for us to repay in full in cash all amounts outstanding under the Loan and Security Agreement, and a right by the lender to exercise all remedies available to it under the Loan and Security Agreement and related agreements, including the right to dispose of the collateral as permitted under applicable law, The Loan and Security Agreement contains customary affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain certain intellectual property rights. The negative covenants include, among others, restrictions on transferring or licensing our assets, changing our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions. If we default under the Loan and Security Agreement, the lenders will be able to declare all obligations immediately due and payable and take control of our collateral, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s rights to repayment would be senior to the rights of the holders of our common shares to receive any proceeds from the liquidation. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility

We do not have our own laboratory facilities or the ability to discover product candidates. We rely on licensing, acquisition and other forms of strategic relationship to grow our pipeline. Our efforts to acquire additional product candidates and grow our pipeline may be unsuccessful.

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

To our knowledge, there is currently one approved drug that specifically targets JAK inhibition, ruxolitinib, marketed by Incyte Corporation as Jakafi® in the United States and by Novartis as Jakavi in rest of the world. In addition, there are a number of JAK inhibitor competitors in clinical development, at a similar state of development or more advanced than us. To our knowledge, Celgene Corporation is developing fedratinib, which has reported results from Phase 3 clinical trials, and CTI Biopharma Corporation is developing pacritinib, which has been submitted for regulatory approval in the European Union and is currently in a Phase 2 dose finding study in the United States. However, to our knowledge, there are no approved drugs that target both JAK and ACVR1 inhibition on the market, nor in development. Other competitors include Geron Corporation, which is developing imetelstat in a Phase 2 clinical trial for myelofibrosis, and Acceleron, which is developing luspatercept in a Phase 2 clinical trial for myelofibrosis. If momelotinib is approved, it will compete with existing therapies for the indication or indications for which it is approved. While we believe that momelotinib may have the ability to provide an anemia benefit, which we believe is unique to the JAK inhibition class of agents, the market for momelotinib is competitive, and physicians and other prescribers may not recommend or prescribe momelotinib over other competing products.

To our knowledge, there are no approved drugs that specifically target Chk1 on the market but there are a number of competitors in clinical development, at a similar state of development or more advanced than us. To our knowledge, Genentech, Inc. has conducted a Phase 1/2 clinical trial of an oral Chk1 inhibitor in patients with refractory solid tumors or lymphoma alone and in combination with gemcitabine. To our knowledge, Esperas Pharma is conducting a Phase 1/2 clinical trial of an oral Chk1 inhibitor as monotherapy and in combination with gemcitabine in patients with advanced or metastatic cancer. To our knowledge, Eli Lilly and Company is developing prexasertib, an intravenous Chk1/Chk2 inhibitor in several clinical settings, the most advanced of which are in Phase 2 clinical trials. There are also preclinical programs focused on developing Chk1 inhibitors. If SRA737 is approved, it will compete with existing therapies for the indication or indications for which it is approved.

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

Should momelotinib receive marketing approval in the United States, Canada, or elsewhere in the world, we would need to hire a substantial number of specialized personnel, including field-based personnel, unless we were to collaborate with a third party to commercialize momelotinib. If we are responsible for commercializing momelotinib, we would need to increase our administrative headcount to support such expanded development and commercialization operations with respect to our product candidates. Our ability to attract and retain qualified personnel in the future is subject to intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses and our current financial position. The loss of the services of any of our senior management could delay or prevent the development and commercialization of our product candidates, or have other adverse effects on our business for an indefinite term. In particular, if we lose any members of our current senior management team, we may not be able to find suitable replacements in a timely fashion, if at all, and our business may be harmed as a result.

We may encounter difficulties in managing our expected growth and in expanding our operations successfully.

Prior to acquiring momelotinib, our most advanced product candidate was in Phase 1/2 development. As we advance momelotinib through Phase 3 development, we will need to develop or expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. We must also successfully integrate the employees and operations related to the development of momelotinib. Maintaining additional relationships and managing our future growth will impose significant added responsibilities on members of our management. We must be able to manage our development efforts effectively, manage our clinical trials effectively, hire, train and integrate additional management, development, administrative and sales and marketing personnel, improve our managerial, development, operational and finance systems, and expand our facilities, all of which may impose a strain on our administrative and operational infrastructure. Our future financial performance will depend, in part, on our ability to manage this growth effectively. We may not be able to accomplish these tasks, which failure could prevent us from successfully developing our product candidates.

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

We may form or seek strategic alliances, or create joint ventures or collaborations with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may acquire or develop. Any of these transactions and relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, disrupt our management and business, forego potential future economic value or result in the loss of strategic value. These transactions and relationships also may result in a delay in the development of our product candidates if we become dependent upon the other party and such other party does not prioritize the development of our product candidates relative to its other development activities. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because our product candidates may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that would justify such transaction.

Recent and future acquisitions could disrupt our business and harm our financial condition and operating results.

We may acquire additional businesses or product candidates from third parties that we believe will complement or augment our existing pipeline of product candidates, including, for example our recent acquisition of momelotinib from Gilead. Even if the assets we acquire have promising markets or technologies, we may not be able to realize the benefit of acquiring such assets if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new product candidates resulting from an acquisition, including momelotinib, which may delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies or benefits from the asset to justify the transaction. The risks we face in connection with acquisitions, including our recent acquisition of momelotinib, include, but are not limited to:

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;

•	integration of research and development efforts;

•	hiring of key employees with knowledge regarding the acquired asset;

•	changes in relationships with strategic partners as a result of product acquisitions or strategic positioning resulting from the acquisition;

•	cultural challenges associated with integrating employees, knowledge and processes related to the acquired asset into our organization;

•	unanticipated write-offs or charges; and

•	litigation or other claims in connection with the acquired asset.

Our failure to address these risks or other problems encountered in connection with acquisitions could cause us to fail to realize the anticipated benefits of these transactions, cause us to incur unanticipated liabilities and harm the business generally. There is also a risk that future acquisitions will result in the incurrence of debt, contingent liabilities, amortization expenses or incremental operating expenses, any of which could harm our financial condition or operating results.

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

Cyberattacks are frequent and may be sophisticated and intense to the point that they are difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, the deployment of harmful malware, denial-of-service, and/or other means to threaten data confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information and trade secrets, and the disclosure of corporate strategic plans. We have in the past experienced, and may in the future experience, a compromise of our data or information technology systems that results in one or more third parties obtaining access to confidential information about our company. Although we devote resources to protect our information technology systems and continue to assess and, as necessitated, enhance our cybersecurity protection, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal or reputational harm to us, or would have a material adverse effect on our operating results and financial condition. Confidential information obtained by third parties in connection with past or future attacks could be used in ways that adversely affect our company or our stockholders.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we may not have insurance coverage. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Our corporate headquarters are located in Vancouver, British Columbia, which is near a major earthquake fault. Our operations and financial condition could suffer in the event of a major earthquake or other natural disaster near any of our locations.

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

We face an inherent risk of product liability as a result of the testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in, but are not limited to:

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including, but not limited to:

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

•	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;

•	any securities or other litigation in which we may become involved;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures,

•	strategic investments or changes in business strategy;

•	the receipt by any of our product candidates of regulatory approval and market acceptance, and the demand for such product candidates;

•	regulatory developments affecting our product candidates or those of our competitors; and

•	changes in general market and economic conditions.

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

In addition, the FDA and/or foreign regulatory authorities may delay, limit, or deny approval of a product candidate for many reasons, including, but not limited to:

•	the FDA or foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	we may be unable to demonstrate to the satisfaction of the FDA or foreign regulatory authorities that a product candidate is safe and effective for any indication;

•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA or foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	the results of our clinical trials may not demonstrate the safety or efficacy required by the FDA or foreign regulatory authorities for approval;

•	the FDA or foreign regulatory authorities may not approve our companion diagnostic, if a companion diagnostic is required;

•

we may encounter difficulties coming to agreement with the FDA or foreign regulatory authorities on a pediatric investigation or study plan or may encounter difficulties meeting the terms of the plan, once agreed;

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

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), established the Medicare Part D program to provide a voluntary prescription drug benefit to patients with disabilities and seniors. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that will provide coverage of outpatient prescription drugs, such as momelotinib, if approved. Medicare Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive regulatory approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-government payers.

Historically, Medicare Part D enrollees have had a partial gap in their coverage (known as the “coverage gap” or “donut hole”) wherein their coinsurance increases from 25% to a higher percentage (35% for brand drugs in 2018) after they reach an initial coverage limit, and remains at that level until they reach a catastrophic coverage threshold where the coinsurance is considerably reduced. However, beginning in 2019, Medicare Part D enrollees will continue to pay a 25% coinsurance during this interval – the same percentage that they were responsible for before they reached the initial coverage limit – thereby closing the coverage gap. The cost of closing the coverage gap is being borne by innovator companies and the government through subsidies. Beginning in 2011, each manufacturer of a drug approved under an NDA was required to enter into a Medicare Part D coverage gap discount agreement and provide a 50% discount on those drugs dispensed to Medicare Part D enrollees in the coverage gap, in order for its drugs to be reimbursed by Medicare Part D. The Bipartisan Budget Act of 2018 increased the manufacturer’s subsidy under this program from 50% to 70% of the negotiated price, beginning in 2019.

Certain products we develop, such as SRA737 and SRA141, if approved, may need to be administered under the supervision of a physician on an outpatient basis. Under applicable U.S. law, certain drugs that are not usually self-administered (including certain injectable drugs) may be eligible for coverage under the Medicare Part B program if:

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

Reimbursement may be based on payments allowed for lower-cost products that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare Part D coverage policy and payment limitations in setting their own reimbursement rates. However, no uniform policy requirement for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for new drugs that we develop and for which we obtain regulatory approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our financial condition.

We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare and legislative and regulatory proposals to broaden the availability of healthcare will continue to affect the business and financial condition of oncology companies. A number of legislative and regulatory changes in the healthcare system in the United States and other major healthcare markets have been proposed in recent years, and such efforts have expanded substantially in recent years. These developments have included prescription drug benefit legislation that was enacted and took effect in January 2006, healthcare reform legislation enacted by certain states, and major healthcare reform legislation that was passed by Congress and enacted into law in the United States in 2010. The U.S. Congress and the Trump administration have similarly expressed concerns over the pricing of pharmaceutical products and there can be no assurance as to how this scrutiny will impact future pricing of pharmaceutical products generally. For example, President Trump outlined a blueprint of activities and proposals intended to lower prescription drug prices, which the Department of Health and Human Services is beginning to roll out. Future developments could, directly or indirectly, affect our ability to sell our products, if approved, at a favorable price.

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

•

pharmaceutical companies are required to offer discounts on brand-name drugs to patients who fall within the Medicare Part D coverage gap, commonly referred to as the “donut hole”; the Bipartisan Budget Act of 2018 increased the manufacturer’s subsidy under this program from 50% to 70% of the negotiated price, beginning in 2019; and

•

pharmaceutical companies are required to pay an annual non-tax deductible fee to the federal government based on each company’s market share of prior year total sales of branded products to certain federal healthcare programs, such as Medicare, Medicaid, Department of Veterans Affairs and Department of Defense. Since we expect our branded pharmaceutical sales, if any of our products are approved, to constitute a small portion of the total federal health program pharmaceutical market, we do not expect this annual assessment to have a material impact on our financial condition.

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

Our ability to obtain services, reimbursement or funding may be impacted by possible reductions in federal spending in the United States as well as globally.

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

If government spending is reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve drug research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop. Any reductions in government spending in countries outside the United States may also impact us negatively, such as by limiting the functioning of international regulatory agencies in countries outside the United States or by eliminating programs on which we may rely.

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

In addition, beginning in 2022, the newly enacted tax legislation will require U.S. research and experimental expenditures to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the U.S. must be capitalized and amortized over a 15-year period. Further, the comprehensive tax legislation, among other things, reduces the orphan drug credit from 50% to 25% of qualifying expenditures. When and if we become profitable, this amortization of research and experimental expenditures and reduction in orphan drug tax credits may result in an increased federal income tax burden, as it may cause us to pay federal income taxes earlier under the revised tax law than under the prior law and, despite being partially off-set by a reduction in the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, may increase our total federal tax liability.

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

Pursuant to a license agreement with CPF, we hold an exclusive license from CPF to use certain patented technology, including certain patent rights, know-how and materials related to SRA737. Either party may terminate the agreement if the other party materially breaches the agreement, subject to certain cure provisions, and CPF may terminate the agreement in certain limited circumstances. We may also terminate the agreement at any time upon 90 days’ prior written notice to CPF. Additionally, pursuant to a license agreement with Carna, we hold an exclusive license from Carna to use certain patented technology, including certain patent rights and know-how related to SRA141. Carna may terminate the agreement in the event of our material breach, subject to certain cure provisions, and we may terminate the agreement at any time upon 30 days’ prior written notice to Carna.

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

In connection with our recent acquisition of momelotinib from Gilead, we are required to make aggregate milestone payments of up to $195.0 million to Gilead upon the achievement of certain development, regulatory and commercial milestones, including a milestone payment of $5.0 million upon the initiation of a registrational clinical trial, as well as mid-teen to high twenty percent tiered royalties based upon net sales and additional tiered milestone payments upon reaching certain sales milestones. If we breach any of these obligations, we may be required to indemnify the Seller, subject to certain limitations set forth in the momelotinib purchase.

Additionally, our current license agreements impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, and other obligations on us. For example, we are required to use commercially reasonable efforts to develop and commercialize licensed products, and are required to pay CPF and Carna milestone payments in an aggregate amount of up to $319.5 and $270.0 million, respectively, based upon the achievement of certain developmental, regulatory and commercial milestones of SRA737 and SRA141, including a milestone payment of $4.0 million to Carna upon dosing of the first patient in the first Phase 1 clinical trial for SRA141. We are also required to pay CPF tiered high single-digit to low double-digit royalties on the net sales of SRA737 and to pay Carna tiered single-digit royalties on the net sales of SRA141. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. We may also be required to negotiate to return our licensed intellectual property related to SRA737 to CPF if we cease or scale back development and commercialization of SRA737 for oncology-related indications. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, we may be required to pay significant milestone and royalty payments, depending on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

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

The market price of our common stock has been and may continue to be subject to wide fluctuations. For example, we experienced a significant decrease in our stock price after we announced the suspension of the development of our former lead product candidate PNT2258 and the DNAi platform in June 2016. Factors affecting the market price of our common stock include, but are not limited to:

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

•	disputes with CPF or Carna regarding our licensed technology and products, or with Gilead regarding our acquisition of momelotinib and assumption of the related clinical trials;

•	our ability to acquire or in-license new product candidates to grow our pipeline;

•	adverse results or delays in preclinical studies or clinical trials;

•	changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;

•	adverse developments concerning our manufacturers;

•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;

•	our inability to establish collaborations if needed;

•	our failure to commercialize our product candidates;

•	additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to the use of our product candidates;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	the size and growth of our initial target markets;

•	our ability to successfully treat additional types of cancers or at different stages;

•	actual or anticipated variations in quarterly operating results;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	changes in the market valuations of similar companies;

•	overall performance of the equity markets;

•	sales of our common stock by us or our stockholders in the future;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation;

•	general political and economic conditions; and

•	other events or factors, many of which are beyond our control.

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

Unregistered Sale of Equity Securities

On August 21, 2018, the Company granted a warrant to Silicon Valley Bank to purchase 73,529 shares of the Company’s common stock at a price per share of $1.87. Additional shares may be issued upon each draw of any tranche B advance as determined by the principal advance amount, but not to exceed 73,529 shares and upon each draw of any tranche C advance as determined by the principal advance amount, but not to exceed 73,530. In no event will the number of common stock issuable pursuant to the exercise of the warrant exceed 220,588 in the aggregate. The warrant is immediately exercisable and will expire on August 21, 2028.

The issuance of the warrant was exempt from registration under the Securities Act of 1933, as amended, under Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.

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

In June 2016, we halted investment in PNT2258, our former lead product candidate, based on our review of the interim results from a Phase 2 trial of PNT2258. Accordingly, we now intend to use the remaining net proceeds from our IPO to advance the development of product candidates momelotinib, SRA737 and SRA141, acquire or in-license additional product candidates and technologies and for other general corporate purposes.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Exhibit Filing Date	Filed/Furnished Herewith

2.1#†	Asset Purchase Agreement dated August 20, 2018 by and between the Registrant and YM Biosciences Australia Pty Ltd, and Gilead Sciences, Inc.					X

4.1	Warrant dated August 21, 2018 issued to Silicon Valley Bank.					X

10.1#	Loan and Security Agreement dated August 21, 2018, by and between the Registrant and Silicon Valley Bank.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Exhibit Filing Date	Filed/Furnished Herewith

10.2	2018 Equity Inducement Plan and forms of award agreements thereunder.					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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
†

Schedules and similar attachments to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIERRA ONCOLOGY, INC.

Date: November 8, 2018	By:	/s/ Nick Glover
Dr. Nick Glover
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Sukhi Jagpal
Sukhi Jagpal
Chief Financial Officer
(Principal Financial Officer)