Form 10-K
period 2018-12-31
Sierra Oncology, Inc.
filed 2019-02-28
CIK 1290149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Act.     YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of common stock held by non-affiliates of the registrant calculated based on the closing price of $2.96 of the registrant’s common stock as reported on The Nasdaq Global Market on June 29, 2018, the last business day of the registrant’s most recently completed second quarter, was $193.5 million.

The number of shares of Registrant’s Common Stock outstanding as of February 22, 2019 was 74,467,746.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2019 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the end of the Registrant’s 2018 fiscal year and is incorporated by reference into Part III of this Report.

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

Overview

We are a clinical stage drug development company advancing targeted therapeutics for the treatment of patients with unmet medical needs in hematology and oncology. We have a highly experienced management team with a proven track record of success in hematology and oncology drug development. We are an ambitious company, oriented towards achieving the successful registration and commercialization of our product candidates.

During the third quarter of 2018, we acquired from Gilead Sciences, Inc. (Gilead) our lead drug candidate momelotinib, a potent, selective and orally-bioavailable dual JAK1/JAK2 (Janus kinase 1 and 2) and ACVR1 (Activin A receptor type 1) inhibitor. Momelotinib has been investigated in two completed Phase 3 trials for the treatment of myelofibrosis and has demonstrated a potentially differentiated therapeutic profile encompassing anemia-related clinical benefits, as well as achieving substantive splenic volume reduction and constitutional symptom control (see additional discussion below under Momelotinib – A Potent and Selective JAK1, JAK2 and ACVR1 Inhibitor).

In December 2018, we reported new clinical data for momelotinib collated from the two completed SIMPLIFY Phase 3 clinical trials and a translational biology study in transfusion dependent patients with myelofibrosis. Data from the latter study were also concurrently presented in a poster at the 60th American Society of Hematology Annual Meeting & Exposition in San Diego, California. We reported aggregated transfusion independence responses from more than 150 intermediate and high-risk transfusion dependent myelofibrosis patients demonstrating robust and consistent response rates within and across the clinical studies. More than 44% of these patients became transfusion free for at least 12 weeks and nearly 50% were transfusion independent for at least 8 weeks.

We are advancing discussions with regulators to determine the registration path for momelotinib and expect to report next steps in the first half of 2019. Our anticipated registration strategy envisions conducting one additional Phase 3 trial in second line myelofibrosis patients, in order to recapitulate the meaningful clinical benefits observed in the two previously completed Phase 3 trials.

We are also advancing SRA737, our potent, highly selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1). Chk1 is a key regulator of cell cycle progression and the DNA Damage Response (DDR) replication stress response. In cancer cells, intrinsic replication stress (RS) is induced by factors such as oncogenes (e.g., CCNE1 or MYC), genetic mutations in DNA repair machinery (e.g., BRCA1 or FANCA), genetic mutations leading to a dysregulated cell cycle (e.g., TP53 or RAD50) or other genomic alterations. Replication stress can also be induced by certain exogeneous factors, such as the use of low-dose gemcitabine (LDG). In general, replication stress results in persistent DNA damage and genomic instability leading to an increased dependency on Chk1 for survival. Targeted inhibition of Chk1 by SRA737 may therefore be synthetically lethal to cancer cells with elevated intrinsic replication stress, either alone or in combination with LDG, in a range of tumor indications. The combination of SRA737 with other modalities, such as other agents that target the DDR network and immuno-oncology agents, may also provide synergistic anti-tumor activity via a variety of potential biological mechanisms. Importantly, the oral bioavailability of SRA737 may afford greater dosing flexibility for both monotherapy and combination therapy settings than is possible with intravenously administered agents.

We are pursuing an innovative development plan for SRA737, which is currently being evaluated in two Phase 1/2 clinical trials in patients with advanced cancer. Our SRA737-01 trial is intended to evaluate SRA737’s potential to induce synthetic lethality as monotherapy, while the SRA737-02 trial is intended to evaluate the combination of SRA737 potentiated by subtherapeutic LDG.

During the second quarter of 2018, we further refined our SRA737-01 monotherapy study to focus on high grade serous ovarian cancer (HGSOC), supported by emerging data in the field that provides clinical validation for

Chk1 inhibition in this indication. Accordingly, we prioritized the enrollment of genetically defined HGSOC patients into this trial, while continuing to enroll patients into the trial’s other indications.

We commenced the Cohort Expansion Phase 2 portion of the SRA737-02 Phase 1/2 LDG Combination trial during the second quarter of 2018, which has been enrolling patients across four indications. We also modified this study to add and prioritize for the enrollment of a cohort of genetically defined HGSOC patients, replacing an originally proposed cohort of urothelial cancer patients.

We expect to report preliminary data from both trials in the first half of 2019.

In addition, we are designing clinical trials and conducting preclinical research evaluating SRA737 in combination with other DDR-targeted agents, including poly ADP-ribose polymerase (PARP) inhibitors, as well as with immuno-oncology therapeutics, that could guide the next wave of clinical development for our asset, potentially further broadening its therapeutic utility. In the first quarter of 2018, we announced an agreement with Janssen Research & Development, LLC (Janssen), under which they have agreed to supply us with the PARP inhibitor niraparib, facilitating the potential initiation of a PARP inhibitor combination trial with SRA737 for the treatment of prostate cancer. We are currently evaluating the optimal timing to commence this trial within the context of our recently expanded portfolio.

Our pipeline also includes SRA141, a potent, selective, orally bioavailable small molecule inhibitor of cell division cycle 7 kinase (Cdc7). Cdc7 is a key regulator of DNA replication and is involved in the DDR network, making it a compelling emerging target for the potential treatment of a broad range of tumor types. During the third quarter of 2018, we successfully completed the Investigational New Drug Application (IND) process with the U.S. Food and Drug Administration (FDA) for SRA141 and we have prepared for a potential Phase 1/2 trial with this drug candidate in patients with advanced colorectal cancer. We are currently evaluating the optimal timing to commence this trial within the context of our recently expanded portfolio.

We retain the global commercialization rights to momelotinib, SRA737 and SRA141.

Our Strategy

Key elements of our long-term business strategy are to:

•

Achieve Regulatory Approval for Momelotinib. We are advancing discussions with regulators to determine the registration path for momelotinib and anticipate reporting next steps in the first half of 2019. Momelotinib has been investigated in two completed Phase 3 trials for the treatment of myelofibrosis and has demonstrated a potentially differentiated therapeutic profile encompassing anemia-related clinical benefits, as well as achieving substantive splenic volume and constitutional symptom control. Our anticipated registration strategy envisions conducting one additional Phase 3 trial in second line myelofibrosis patients to recapitulate the meaningful clinical benefits observed in the two previously completed Phase 3 trials.

•

Continue the Clinical Development of SRA737. We plan to advance SRA737 for the possible treatment of a broad range of cancers, initially focusing on indications where we believe SRA737 has the best potential for demonstrating anti-tumor activity and where there is a significant unmet medical need. The two Phase 1/2 clinical trials for SRA737 currently underway in the United Kingdom are designed to evaluate the safety, tolerability and preliminary efficacy of SRA737 both as monotherapy and in combination with low-dose gemcitabine. Within these trials, we are evaluating the efficacy of SRA737 in prospectively-selected subjects with genetically defined tumors predicted to be more likely to derive benefit from Chk1 inhibition. These studies are designed to help assess potential patient selection strategies for further clinical development.

•	Pursue a Multi-Faceted Development Strategy for Our Product Candidates. We intend to expand the commercial market opportunities for momelotinib, SRA737 and SRA141 by exploring their potential to treat a wide variety of cancer indications, and possibly non-cancer indications, as monotherapy and in combination with other therapeutic agents.

•

Maximize the Global Commercial Value of Our Product Candidates. As we further develop our product candidates, we plan to build a commercial infrastructure with the capability to directly market our products, once approved, to hematologists and oncologists in North America and possibly other major geographies that are core to our commercial strategy. We plan to enter into collaborations for the marketing and commercialization of our products in additional geographies at an appropriate time.

•

Opportunistically Broaden Our Proprietary Pipeline by Acquiring Product Candidates. We plan to opportunistically acquire additional oncology product candidates through in-licensing or other strategic opportunities in order to expand our pipeline and leverage the full potential of our development capabilities.

Our Lead Product Candidate – Momelotinib

Myelofibrosis

Myelofibrosis is a disorder involving the stem-cells that give rise to blood cells, and is driven by molecular abnormalities that activate the JAK-signal transducers and activators of transcription (JAK-STAT) pathway. The Janus kinases (JAKs) play a central role in the regulation of blood cell production, controlling survival, proliferation, and differentiation of progenitor cells as well as the function of mature cells. Abnormal activation of the JAK-STAT pathway is central to the development of myelofibrosis by driving proliferation, inflammation, fibrosis, and progression of disease.

The three cardinal disease manifestations of myelofibrosis are (1) progressive anemia, often in association with thrombocytopenia (deficiency of platelets in the blood) or other cytopenias (blood cell deficiencies); (2) constitutional symptoms such as fatigue, night sweats, fever, cachexia (wasting), bone pain, pruritus (itching), and weight loss; and (3) organ enlargement, principally of the spleen and less often the liver, due to these organs attempting to produce blood cells, which can cause commonly associated symptoms such as abdominal distension and pain, early satiety, dyspnea (labored breathing), and diarrhea. The median survival for all patients with myelofibrosis is about six years but is considerably worse for intermediate 2- and high-risk patients at 4 years and 2.25 years, respectively. Besides causing disease-related morbidity, myelofibrosis may result in early death from leukemic progression, which can occur in about 20% of patients, and complications arising from progressive bone marrow failure, portal or pulmonary hypertension, infections, clotting, bleeding, and cardiovascular complications.

Myelofibrosis is a relatively rare condition with an incidence of 0.1 to 1 per 100,000 individuals per year, and a prevalence of 6 per 100,000 person-years because of its chronic nature and disabling course. It is estimated that 18,000 patients are living with myelofibrosis in the United States. Median age at diagnosis is 67 years. Myelofibrosis may occur de novo as primary myelofibrosis (PMF) or may arise from a preexisting myeloproliferative neoplasm (MPN), including primarily polycythemia vera (PV) or essential thrombocytosis (ET).

Importance of Anemia in Myelofibrosis

Anemia is a cardinal feature of myelofibrosis, and red blood cell (RBC) transfusion dependence is a hallmark of the late-stage disease. Within a year of diagnosis, 45% of patients with myelofibrosis are already RBC transfusion dependent and eventually, nearly all will develop transfusion dependence.

Transfusion dependence is the most important negative prognostic factor for survival for patients with myelofibrosis. Transfusions are associated with both acute and chronic health risks, and they place a significant burden on both the patient and the health care system. Severe anemia and transfusion dependence are independent predictors of poor prognosis and are inversely correlated with quality of life. Conversely, response to anemia-targeted therapies has been associated with improvement in quality of life. The prognostic effect of anemia was recently demonstrated in 1,109 consecutive PMF patients at the Mayo Clinic, 86% of whom presented with some degree of anemia. Even mild anemia impaired survival, while severe anemia (defined as Hgb level of < 8 g/dL or transfusion dependence) was associated with > 1.5-fold increase in risk of death compared with moderate anemia (Hgb level of 8-10 g/dL).

There are no effective treatments for myelofibrosis-associated anemia, with the National Comprehensive Cancer Network, describing all therapeutic options to address this issue as minimally effective.

Momelotinib – A Potent and Selective JAK1, JAK2 and ACVR1 Inhibitor

Momelotinib is a potent, selective, small-molecule inhibitor of JAK1, JAK2 and ACVR1, under development for treatment of patients with myelofibrosis. Momelotinib was discovered by Cytopia Research, which commenced an initial Phase 1/2 clinical trial in the United States in 2009. Cytopia was acquired by YM BioSciences, Inc. in 2010, which continued clinical development of the compound, before its own acquisition by Gilead in 2013. Amongst other clinical studies, Gilead conducted two registration-track Phase 3 trials in subjects with myelofibrosis, GS-US-352-0101 (SIMPLIFY-1) and GS-US-352-1214 (SIMPLIFY-2). In August 2018, we wholly acquired the momelotinib program from Gilead and assumed the role of IND sponsor in September 2018 with the intent to continue development of momelotinib for the treatment of myelofibrosis. Several members of our senior management team were previously executives at Cytopia and/or YM BioSciences and led the early development of momelotinib.

Following our acquisition of the program, we conducted a comprehensive review of data from the two Phase 3 trials of momelotinib, versus ruxolitinib (SIMPLIFY-1) and best available therapy (BAT) (SIMPLIFY-2), as well as GS-US-352-1672, a Phase 2, open-label, translational biology trial of momelotinib in transfusion-dependent subjects with myelofibrosis. In aggregate, our analyses across a variety of datasets show consistent benefit in the three cardinal disease manifestations of myelofibrosis across a spectrum of intermediate-high risk patients with myelofibrosis, both JAK inhibitor naïve and previously JAK inhibitor exposed: namely, (1) anemia and transfusion dependency, (2) constitutional symptoms, and (3) enlarged spleen, consistent with the compound’s differentiated inhibition of JAK1, JAK2 and ACVR1. Although SIMPLIFY-1 met its primary efficacy endpoint of non-inferior spleen volume reduction, it did not meet its key secondary efficacy endpoint of non-inferior reduction in total symptom score; and although SIMPLIFY-2 did not meet its primary efficacy endpoint of superior reduction in spleen volume, it did meet its key secondary efficacy endpoint of superior reduction in total symptom score. In both SIMPLIFY studies, additional secondary endpoints related to transfusion independence rate, transfusion dependence rate, and rate of red blood cell transfusions all favored momelotinib over control and supported the potential for momelotinib to provide meaningful anemia benefits. As such, we have determined that there is substantial clinical justification for further development of momelotinib.

Among the JAK-inhibitor class, momelotinib uniquely inhibits Janus kinase 1 (JAK1), Janus kinase 2 (JAK2) and ACVR1. All three targets contribute to disease manifestations of myelofibrosis in complex and overlapping ways. The dominant roles for each in driving the various disease manifestations include: JAK1, abnormal cytokine production and immune dysregulation; JAK2, clonal myeloid proliferation; and ACVR1, anemia. Evidence suggests that momelotinib can provide an array of differentiated and compelling anemia-related clinical benefits, while also providing symptomatic and splenic benefits clinically comparable to the approved standard-of-care, ruxolitinib. Specifically, via inhibition of JAK1 and JAK2, momelotinib is uniquely positioned as the only JAK-inhibitor demonstrated to provide comparable splenic benefit when compared directly to ruxolitinib in the JAK inhibitor treatment-naïve setting, while Phase 3 data strongly suggest the potential for momelotinib to provide substantial symptom benefit for both JAK-inhibitor treatment-naïve and exposed patients with myelofibrosis. In addition, momelotinib induces robust, clinically meaningful and consistent anemia benefits, likely via inhibition of ACVR1 and JAK1, in the two momelotinib Phase 3 trials and in the Phase 2 translational biology trial (GS-US-352-1672) in transfusion-dependent patients.

Myelofibrosis-associated anemia is dependent on a number of factors and involves the hyperactivation of two parallel signal transduction pathways that drive production of the peptide hormone hepcidin. Hepcidin is the master regulator of iron metabolism, and elevated levels in myelofibrosis perturbs iron homeostasis and exacerbates anemia. The principle pathway directing hepcidin expression involves activation of ACVR1, whereas a secondary pathway increases hepcidin in response to inflammation and JAK-STAT signaling. Momelotinib directly inhibits both ACVR1 and JAK1/2 to effectively limit hepcidin production. This unique profile induces a dose-dependent decrease in serum hepcidin, restoring iron homeostasis and alleviating anemia.

In a nonclinical anemia model, momelotinib treatment increased circulating plasma iron, RBC production, and Hgb levels consistent with the observed reduction in inflammatory cytokine and hepcidin levels associated with inhibition of JAK1, JAK2 and ACVR1.This effect of momelotinib was further validated by data from trial GS-US-352-1672 in an advanced, transfusion-dependent myelofibrosis population in which 34% and 39% of patients achieved transfusion independence for at least 12 and 8 weeks, respectively. Median plasma hepcidin levels declined acutely after momelotinib dosing and chronically over the entire 24-week dosing period, suggesting momelotinib induced a sustained reduction of both predose (basal) and postdose levels of hepcidin. In an exploratory post-hoc analysis, a substantial reduction in transfusion frequency was also observed in subjects who did not achieve complete transfusion independence.

Similarly, substantially higher rates of transfusion independence and lower rates of transfusion dependency were observed in momelotinib-treated subjects compared with ruxolitinib or BAT-treated subjects in the SIMPLIFY-1 and SIMPLIFY-2 pivotal trials. In an exploratory aggregate analysis including 152 transfusion dependent patients treated with momelotinib across the SIMPLIFY-1, SIMPLIFY-2, and GS-US-352-1672 trials, the combined 8- and 12-week transfusion independence response rates across this continuum of JAK-inhibitor naïve and exposed, intermediate- and high-risk myelofibrosis patients, were 48.7% and 44.1%, respectively. The rate of transfusion independence in transfusion-dependent subjects, along with other anemia benefits, were broadly consistent across these trials, and are consistent with the empirical findings of a pronounced anemia benefit observed in initial Phase 1/2 momelotinib clinical studies.

In addition, there is extensive evidence of momelotinib’s sustained positive effects on hemoglobin (Hgb) and other anemia endpoints. A robust and long-lasting increase in Hgb was observed in the GS-US-352-1672 trial, which enrolled only transfusion-dependent subjects. A similar observation was noted in the JAK inhibitor naïve SIMPLIFY-1 trial, where a rapid and sustained increase in Hgb was observed in subjects randomized to momelotinib, which contrasted with the acute and profound reduction in Hgb by treatment with the standard-of-care, ruxolitinib. Notably, subjects who crossed over to momelotinib treatment following 24 weeks of ruxolitinib therapy experienced a rapid and substantive increase in Hgb, ultimately achieving sustained Hgb levels that exceeded those observed in the pretreatment baseline period.

In totality, over 1,200 subjects have been treated with momelotinib across more than 20 clinical studies, with over 550 myelofibrosis patients treated to date. Uniquely among the JAK inhibitor class, this substantive body of clinical data has demonstrated consistent and reproducible therapeutic benefits for momelotinib across all three hallmarks of myelofibrosis, anemia, enlarged spleen and symptoms. In general, momelotinib has proven to be generally well tolerated, with certain patients having received continuous daily dosing of momelotinib for more than 7 years, indicative of momelotinib’s potential to provide long-term tolerability and sustained benefit. In the randomized phases of Simplify 1 and Simplify 2 the most commonly reported treatment emergent adverse events for subjects treated with momelotinib were thrombocytopenia, diarrhea, headache, asthenia and nausea. The most commonly reported Serious Adverse Events (SAEs) were anemia, atrial fibrillation, diarrhea, pneumonia and cardiac failure. These SAEs include events assessed as both related and unrelated to momelotinib and each occurred in < 4% of subjects.

Momelotinib – Next Steps

We are currently advancing discussions with regulators to determine the registration path for momelotinib and expect to report next steps in the first half of 2019. Our anticipated registration strategy envisions conducting one additional Phase 3 trial in second line myelofibrosis patients, to recapitulate the meaningful clinical benefits observed in the two previously completed Phase 3 trials.

Our DDR Programs – SRA737 and SRA141

Background on DDR and its Role in Cancer

Cancer is a leading cause of death in the developed world and the second leading cause of death in the United States, with more than 600,000 deaths and approximately 1.8 million new cases estimated to occur in the United States in 2019, according to the American Cancer Society (ACS). The International Agency for Research on Cancer projects that in 2030, 21.7 million people will be diagnosed with cancer and 13 million will die of cancer in that year worldwide.

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

Notwithstanding this success, the DDR network represents fertile ground for the development of new cancer therapies. While PARP inhibitors represent a major advance in the treatment of cancers with HRR deficiencies, other DDR targets with distinct biological functions are likely to provide broad benefit to patients whose tumors harbor distinct DDR network alterations. Among these emerging targets are Chk1 and Cdc7, where recent clinical and preclinical research suggest significant therapeutic potential through modulation of these proteins in hyperproliferating tumors with DDR alterations and genomic instability. Our DDR program is oriented to expanding beyond the scope of PARP inhibitors by striking at targets that control DNA replication, cell cycle progression and unique aspects of the DDR network.

Chk1 – A Central Regulator of the DDR Replication Stress Response

One of the hallmarks of cancer is genomic instability. A major source of genomic instability in certain tumors arises as a consequence of dysregulated cell cycle checkpoints and aberrant DNA replication, resulting in high replication stress (RS), which is manifested by stalled replication forks and associated DNA damage.

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

The standard chemotherapeutic drug gemcitabine profoundly depletes DNA replication building blocks, thereby functioning as a strong extrinsic inducer of replication stress, even at subtherapeutic concentrations. This provides a unique opportunity to potentially treat tumors harboring varying degrees of intrinsic replication stress with this novel combination.

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

During the first quarter of 2018, we provided an update on the SRA737 development program. For the SRA737-01 Phase 1/2 Monotherapy trial, we reported that the Dose Escalation Phase 1 portion of the study was in the final stages of optimizing the SRA737 dose regimen and that the Cohort Expansion Phase 2 portion of the study was ongoing, enrolling genetically-defined patients across five specific indications.

During the second quarter of 2018, we further refined our monotherapy study to focus on high grade serous ovarian cancer (HGSOC), supported by emerging data in the field that provides clinical validation for Chk1 inhibition in this indication. Accordingly, we prioritized the enrollment of genetically defined HGSOC patients into this trial, while continuing to enroll patients into the trial’s other indications. We anticipate preliminary data from our monotherapy trial will be reported in the first half of 2019.

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

This clinical study consists of three segments:

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

During the first quarter of 2018, we provided an update on this trial, reporting that:

•	the Standard-Dose Triplet Combo Dose Escalation Phase 1 was complete,

•	the Low-Dose Gemcitabine Combo Dose Escalation Phase 1 had made significant progress,

•	the Low-Dose Gemcitabine Combo Cohort Expansion Phase 2 was anticipated to commence in the second quarter of 2018 with targeted enrollment of genetically-selected patients across four indications.

During the second quarter of 2018, we modified this study to add and prioritize enrollment for a cohort of genetically defined HGSOC patients, replacing an originally proposed cohort of urothelial cancer patients.

Preliminary data from this trial is anticipated to be reported in the first half of 2019.

SRA737 PARPi Combination Program Initiation and Supply Agreement

In February 2018, we announced an agreement with Janssen where they will supply the PARP inhibitor niraparib, facilitating the initiation of a PARPi combination trial with SRA737 for the treatment of prostate cancer.

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

The open-label, multicenter Phase 1b/2 dose-ranging study we have prepared to conduct will assess the safety, tolerability, pharmacokinetics, and preliminary antitumor activity of SRA737 in combination with niraparib in patients with metastatic castration-resistant prostate cancer. Janssen will provide us with niraparib, while we will conduct and control the study. We are currently evaluating the optimal timing to commence this trial within the context of our recently expanded portfolio.

SRA737 Potential Combination with Immuno-Oncology Therapeutics

Emerging preclinical and clinical data demonstrate that dual targeting of the DDR network (via certain genetic mutational backgrounds or small molecule inhibitors) in conjunction with immuno-oncology agents can result in synergistic efficacy. We have been conducting preclinical research evaluating SRA737 in combination with immuno-oncology agents in order to assess anticipated synergies between these two drug classes. During the fourth quarter of 2018, we reported preclinical data demonstrating that SRA737 synergizes with immune checkpoint blockade in small cell lung cancer (SCLC) models in a poster presented at the American Association for Cancer Research Conference on Tumor Immunology and Immunotherapy in Miami Beach, Florida.

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

SRA141 is a highly selective, orally available small molecule inhibitor of Cdc7. SRA141 was licensed to us in May 2016 from Carna Biosciences, Inc., Kobe, Japan (Carna).

Status of Our Preclinical Development Program for SRA141

We are pursuing a robust program of preclinical studies with SRA141 to evaluate tumor responses and dosing regimens across a variety of indications in order to inform our clinical development plans and possible patient selection strategies. Preclinical data and published literature suggest a variety of solid tumors and hematological malignancies with potential for response to Cdc7 inhibitors. A genetically defined patient selection strategy focusing on drivers of Cdc7 inhibitor sensitivity may help facilitate clinical trial execution. During the third quarter of 2018, we successfully completed the IND process with the FDA for SRA141 and we have prepared for a Phase 1/2 trial with this drug candidate in patients with advanced colorectal cancer. We are currently evaluating the optimal timing to commence this trial within the context of our recently expanded portfolio.

Asset Purchase Agreement

In August 2018, we entered into an asset purchase agreement with Gilead whereby we acquired worldwide rights to the pharmaceutical product momelotinib, an investigational inhibitor of the JAKs and Activin A receptor, together with all related intellectual property rights and certain other related assets. Pursuant to the agreement, we made a one-time upfront payment of $3.0 million in August 2018. Milestone payments of up to an aggregate of $195.0 million may become payable to Gilead upon the achievement of certain development, regulatory and commercial milestones events, including a milestone payment of $5.0 million upon the dosing of the first patient in a registrational clinical trial. In addition, we are required to pay Gilead mid-teen to high twenty percent tiered royalties based upon net sales.

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

Carna Biosciences, Inc. License Agreement

In May 2016, we entered into an exclusive license agreement with Carna Biosciences, Inc. (Carna) for worldwide rights to develop and commercialize SRA141, a small molecule kinase inhibitor targeting Cdc7. In exchange for this exclusive right, we paid Carna an upfront payment of $0.9 million in June 2016. We will be required to pay Carna milestone payments of up to an aggregate of $270.0 million upon achievement of certain developmental, regulatory and commercial milestone events, including a milestone payment of $4.0 million upon dosing of the first patient in the first Phase 1 clinical trial for SRA 141. In addition, for product candidates defined under the license agreement, we are required to pay Carna on a product-by-product and country-by-country basis, tiered single-digit royalties on net sales.

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

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for momelotinib, SRA737, SRA141 and future product candidates, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary or intellectual property rights. Our strategy is to seek to protect our proprietary position and intellectual property position by, among other methods, filing patent applications related to our proprietary technology and product candidates in the United States and in foreign jurisdictions. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We have acquired all rights to patent portfolios directed to compositions of matter and methods of use related to momelotinib and other JAK 1/2 and ACVR1 inhibitors. As of December 31, 2018, these rights included three issued U.S. patents comprising claims directed to compositions of momelotinib and methods of using momelotinib for the treatment of myelofibrotic indications as a single agent. Two of these patents will expire in 2028 while the third patent will expire in 2030, absent any extensions. As of December 31, 2018, these rights also include 53 issued foreign patents and one pending foreign patent application in 49 jurisdictions, including Australia, Canada, China, Europe, Japan, Korea, Mexico, Russia and others comprising claims directed to compositions of momelotinib for the treatment of myelofibrotic indications as a single agent. These foreign patents, and any patent issuing from these pending foreign patent applications, are expected to expire in 2028, absent any adjustments or extension. As of December 31, 2018, these rights also included two issued U.S. utility patents and one pending reissue application comprising claims directed to different polymorphs and salt forms of momelotinib, and methods of their use for the treatment of myelofibrotic indications. These patents will expire in 2035, absent any adjustments or extension. Note that for issued U.S. patents, up to five years of patent term extension is available for a single patent directed to the composition of momelotinib bringing the possible patent exclusivity in the U.S. out to 2040. As of December 31, 2018, these rights also include three issued foreign patents and 14 pending foreign patent applications in 15 jurisdictions, including Australia, Brazil, Canada, China, Europe, Hong-Kong, India, Israel, New Zealand, Mexico, Japan, Korea, Singapore and Taiwan comprising claims directed to different polymorphs and salt forms of momelotinib. These foreign patents, and any patent issuing from these pending foreign patent applications, are expected to expire in 2035, absent any adjustments or extension. As of December 31, 2018, these rights also included four issued foreign patents and one pending foreign patent applications in five jurisdictions, including Australia, Canada, New Zealand, Singapore and South America comprising claims directed to methods of using momelotinib for the treatment of anemia. As of December 31, 2018, these rights also included one pending U.S. utility application comprising claims directed to methods of using momelotinib for the treatment of ACVR1-mediated diseases. Any patents issuing from these utility applications are expected to expire 2037, absent any adjustments or extensions. Additionally, as of December 31, 2018, these rights also include one pending Patent Cooperation Treaty application and one pending foreign application in Taiwan comprising claims directed to methods of using momelotinib for the treatment of AVCR1-mediated diseases. Any patents issuing from this application are expected to expire after 2038, absent any adjustments or extensions. We have filed and will continue to file patent application directed to the composition of matter and methods of use related to various aspects of momelotinib as they develop.

We have exclusively licensed CPF’s rights to patents owned by Cancer Research Technology (CRT), a subsidiary of Cancer Research UK (CRUK) directed to compositions of matter and methods of use related to SRA737 and other Chk1 inhibitors. As of December 31, 2018, these rights included one issued U.S. patent and two pending U.S. patent applications comprising claims directed to compositions of SRA737 and methods of using SRA737 for the treatment of cancer indications as a single agent, or in combination with a DNA damaging agent. Any patents issuing from this U.S. utility application are expected to expire in 2033, absent any adjustments or extensions. As of December 31, 2018, these rights also included 25 issued foreign patents and 12 pending foreign patent applications in 16 foreign jurisdictions, including Australia, Canada, China, Europe and Japan comprising claims directed to compositions of SRA737 and methods of using SRA737 for the treatment of cancer indications as a single agent, or in combination with a DNA damaging agent. These foreign patents, and any patents issuing from these pending foreign patent applications, are expected to expire in 2033, absent any adjustments or extensions. Additionally, as of December 31, 2018, these rights also include three pending Patent Cooperation Treaty applications comprising claims directed to biomarkers and patient selection when using SRA737 to treat cancer indications and methods of using SRA737 in combination with PARPi and WEE1 inhibitor for inhibiting tumor reduction. We have filed and will continue to file patent applications directed to the composition of matter and methods of use related to various aspects of SRA737 as they develop.

We have exclusively licensed from Carna patent applications directed to the SRA141 composition of matter, alone or in combination with an M-phase inhibitor and methods of use for the combination. As of December 31, 2018, we were the exclusive licensee of two U.S. patents, expiring in 2032, absent any adjustments or extensions, and one pending U.S. patent application, both comprising composition of matter claims directed to SRA141. Any patents issuing from this U.S. utility application are expected to expire in 2032, absent any adjustments or extensions. As of December 31, 2018, this exclusively-licensed portfolio included 21 issued foreign patents and seven pending foreign patent applications in 22 foreign jurisdictions, including Australia, Canada, Europe, India, Japan, Korea and Mexico and others comprising composition of matter claims directed to SRA141. The foreign patents, and any patents issuing from these pending foreign patent applications, are expected to expire in 2032, absent any adjustments or extensions. Additionally, as of December 31, 2018, this portfolio also included one issued U.S. utility patent. The issued U.S. utility will expire in 2035 including any adjustment but absent any extensions. Additionally, as of December 31, 2018, this portfolio also includes two pending foreign patent applications in Europe, and Japan comprising composition of matter claims directed to a combination of SRA141 and an M-phase inhibitor and methods of use for the combination for treating cancer. Any patents issuing from these pending applications will expire in 2035, absent any adjustments or extensions. We have filed and will continue to file patent applications directed to the composition of matter and methods of use related to various aspects of SRA141 as they develop.

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

As with other oncology companies, our ability to maintain and solidify our proprietary and intellectual property position for our product candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, patent applications that we may file or license from third parties may not result in the issuance of patents. We also cannot predict the breadth of claims that may be allowed or enforced in our patents. Our issued patents and any issued patents that we may receive in the future may be challenged, invalidated or circumvented. For example, we cannot be certain of the priority of inventions covered by pending third-party patent applications. If third parties prepare and file patent applications that also claim technology or therapeutics to which we have rights, we may have to participate in interference proceedings to determine priority of invention, which could result in substantial costs to us, even if the eventual outcome is favorable to us. In addition, because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that, before momelotinib, SRA737, SRA141 or any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent.

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

Competition

The hematology and oncology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors. While we believe that our technology, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies that are available for the indication or indications for which they are approved and new therapies that may become available in the future.

To our knowledge, there is currently one approved drug for the treatment of myelofibrosis that specifically targets JAK inhibition, ruxolitinib, marketed by Incyte Corporation as Jakafi® in the United States and by Novartis as Jakavi in rest of the world. In addition, there are a number of JAK inhibitor competitors in clinical development, at a similar state of development or more advanced than us. To our knowledge, Celgene Corporation is developing fedratinib, for which an NDA has been submitted with the FDA, and CTI Biopharma Corporation is developing pacritinib, which is currently in a Phase 2 dose finding study in the United States. However, to our knowledge, there are no approved drugs that target both JAK and ACVR1 inhibition on the market, nor in development. Other competitors in the myelofibrosis market include Acceleron, which is developing luspatercept in a Phase 2 clinical trial for myelofibrosis in conjunction with Celgene, and several additional companies in the early stages of development. If momelotinib is approved, it will compete with existing therapies for the indication or indications for which it is approved. While we believe that momelotinib may have the ability to provide an anemia benefit, which we believe is unique to the JAK inhibitor class of agents, the market for momelotinib is competitive, and physicians and other prescribers may not recommend or prescribe momelotinib over other competing products.

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

Many of the companies against which we may compete have significantly greater financial and other resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the hematology and oncology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or that may be necessary for, our programs.

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

Manufacturing

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of momelotinib, SRA737, SRA141 and other potential product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval.

We do not currently have arrangements in place for redundant supply. We believe that our manufacturers have sufficient capacity to meet our current demand and, in the event that they fail to meet our demand, adequate alternative sources for such materials exist. However, there is a risk that if supplies are interrupted or result in poor yield or quality, it would materially harm our business. We will continue to evaluate product demand requirements and qualify alternate sources for momelotinib, SRA737 and SRA141 on an as-needed basis.

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

Government Regulation

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

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

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices (GLPs). The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

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

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into patients, the drug is typically tested to assess endpoints such as metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine the activity of the drug for a particular tissue-specific, or possibly genetically-specific patient population, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to confirm clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 or Phase 2 trial with other confirmatory evidence may be sufficient in certain instances, such as where the trial is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

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

The submission of most NDAs is additionally subject to a substantial application user fee, and the applicant under an approved NDA is also subject to an annual program fee for each prescription drug product, which replaced the annual product and establishment fees. These fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most such applications for standard review drug products are reviewed within ten to twelve months; most applications for priority review drugs are reviewed in six to eight months. Priority review can be applied to drugs that the FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. For biologics, priority review is further limited only for drugs intended to treat a serious or life-threatening disease relative to the currently approved products. The review process for both standard and priority review may be extended by FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. FDA will not approve the product unless compliance with current good manufacturing practices (cGMPs) is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

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

Fast Track Designation and Accelerated Approval

FDA is required to facilitate the development, and expedite the review, of drugs that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment, and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new drug candidate may request that FDA designate the drug candidate for a specific indication as a fast track drug concurrent with, or after, the filing of the IND for the drug candidate. FDA must determine if the drug candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. Under the fast track program and FDA’s accelerated approval regulations, FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments.

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

The Hatch-Waxman Act

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application (ANDA). An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA label does not contain (or carve out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.

The ANDA application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired.

Exclusivity

Upon NDA approval of a new chemical entity (NCE), which is a drug that contains no active moiety that has been approved by FDA in any other NDA, that drug receives five years of marketing exclusivity during which FDA cannot receive any ANDA seeking approval of a generic version of that drug. Certain changes to a drug, such as the addition of a new indication to the package insert, are associated with a three-year period of exclusivity during which FDA cannot approval an ANDA for a generic drug that includes the change. An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA may be filed before the expiration of the exclusivity period.

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

Other Federal and State Regulatory Requirements

Pursuant to PPACA, the Centers for Medicare & Medicaid Services (CMS) issued a final rule that requires manufacturers of prescription drugs to collect and report information on certain payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members. The reports must be submitted on an annual basis and the reported data are posted in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties. Effective January 1, 2022, reporting on transfers of value to physician assistants, nurse practitioners or clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives will also be required.

In addition, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Still other states require the posting of information relating to clinical studies and their outcomes. Some states require the reporting of certain pricing information, including information pertaining to and justifying price increases, or prohibit prescription drug price gouging. In addition, states such as California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs and/or marketing codes. Additional jurisdictions, such as the City of Chicago and the District of Columbia, require pharmaceutical sales representatives to be licensed and meet continuing education requirements. Several additional states are considering similar proposals. Compliance with these laws is difficult and time-consuming, and companies that do not comply with these state laws face civil penalties.

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

•

an annual, nondeductible fee on any entity that manufactures, or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

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

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products to the extent we choose to develop or sell any products outside of the United States. The approval process varies from country to country and the time may be longer or shorter than that required to obtain FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country and may require us to perform additional pre-clinical or clinical testing.

Approval in the European Union

In the European Union, Member States require both regulatory clearances by the national competent authority and a favorable ethics committee opinion prior to the commencement of a clinical trial. Under the European Union regulatory systems, marketing authorization applications may be submitted under either a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union Member States. We would be subject to the centralized process. Under the centralized procedure, pharmaceutical companies submit a single marketing authorization application to the EMA. Once granted by the European Commission, a centralized marketing authorization is valid in all European Union Member States, as well as the European Economic Area (EEA) countries Iceland, Liechtenstein and Norway. By law, a company can only start to market a medicine once it has received a marketing authorization.

European Regulation of Clinical Trials and Grant of Marketing Authorization

Pharmaceutical products in the European Union are subject to regulation under comprehensive legislation enacted by the European Commission in the European Medicines Directive 2001/83/EC, as amended. This directive is binding on all Member States together with ancillary legislation governing research.

Clinical Trial Authorization

Clinical trials are regulated under European Council Directive 2001/20/EC (Clinical Trials Directive) on the implementation of GCP in the conduct of clinical trials of medicinal products for human use. The Clinical Trials Directive requires the sponsor of an investigational medicinal product to obtain a CTA, much like an IND in the United States, from the national competent authority of a European Union Member State in which the clinical trial is to be conducted. The application for CTA must satisfy detailed requirements for the protection of trial subjects including requirements relating to consent and specific rules for minors and adults unable to consent by reason of incapacity. The CTA application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the Council Directive and corresponding national laws of the Member States and further detailed in applicable guidance, including the European Commission Communication 2010/C 82/01. A clinical trial may only be commenced after an Ethics Committee has given its approval.

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

In April 2014, Regulation EU No 536/2014 (Clinical Trials Regulation) was adopted to replace the Clinical Trials Directive. The Clinical Trials Regulation is intended to simplify the current rules for clinical trial authorization and standards of performance. For instance, there will be a streamlined application procedure via a single-entry point, a European Union portal and database. The Clinical Trials Regulation goes into effect in 2019. The new clinical trial portal and database will be maintained by the EMA in collaboration with the European Commission and the European Union Member States. The objectives of the new Regulation include consistent rules for conducting trials throughout the European Union, consistent data standards and adverse events listing, and consistent information on the authorization status. Additionally, information on the conduct and results of each clinical trial carried out in the European Union will be made publicly available.

Procedural Routes for Marketing Authorization

The European system for authorization of medicinal products for human use offers several routes: the centralized procedure, the decentralized procedure, and the mutual recognition procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union Member States as well as the EEA countries of Iceland, Liechtenstein and Norway. The centralized procedure is mandatory for certain categories of investigational products, including human products containing a new active substance indicated for the treatment of certain diseases, including cancer, AIDS, diabetes and neurodegenerative illness; orphan medicinal products; and medicinal products manufactured using biotechnological processes. Applications for marketing authorization for such medicines must be submitted to the EMA, in which the Committee for Medicinal Products for Human Use (CHMP) is generally responsible for conducting the initial assessment of a product.

The decentralized and mutual recognition procedures are applicable to the majority of conventional medicinal products and are both based on the principle of recognition of a marketing authorization by one or more Member States. The decentralized procedure is available for applicants who wish to market a product in various European Union Member States where such product has not received marketing approval in any European Union Member State before. In this procedure, an application for marketing authorization is submitted simultaneously in several Member States, one of them being chosen as the “Reference Member State.” At the end of the procedure, national marketing authorizations are granted in the Reference and in the concerned Member States. The mutual recognition procedure is used when a medicinal product has already received a marketing authorization in one Member State and is compulsory to be marketed in a Member State other than that in which they were first authorized. Any national marketing authorization granted by a European Union Member State’s national authority can be used to support an application for its mutual recognition by other Member States.

Standard for Approval of a Marketing Authorization

The objective of the EMA is the comprehensive evaluation of benefit/risk profile of a new medicinal product going through the centralized procedure. This evaluation involves showing that the product has significant efficacy and safety, together with a satisfactory plan for risk management post-marketing. The CHMP is the EMA’s expert committee responsible for human medicinal products. The CHMP is responsible for conducting the initial review of European Union-wide marketing authorization applications and for assessing modifications or extensions (variations) to an existing marketing authorization. It also considers the recommendations of the Pharmacovigilance Risk Assessment Committee on the safety of medicines on the market and when necessary, recommends to the European Commission changes to a medicine’s marketing authorization, or its suspension or withdrawal from the market. The marketing authorization application is similar to the NDA in the United States. All application procedures require an application in the common technical document (CTD), which includes the submission of detailed information about the manufacturing and quality of the product, and non-clinical and clinical trial information. The main scientific principle used by the CHMP in the evaluation of medicinal products is the benefit/risk ratio based on quality, efficacy, safety, and risk management considerations. The CHMP assesses whether the data it reviews comply with the ICH-harmonized Good Practices published for GCP, GMP and good laboratory practice (GLP). The CHMP also considers whether studies concluding efficacy and safety of products have sufficient statistical power.

When the United Kingdom leaves the European Union, the United Kingdom will no longer automatically comply with the standards of clinical efficacy, safety and chemistry control, and manufacture as applied by the European Medicines Directive. Applications submitted for marketing authorization under the centralized EMA procedure will no longer be automatically validated for authorization in the United Kingdom and the benefit-risk assessments conducted by the United Kingdom may not be consistent with the EMA conclusions.

Other Regulatory Issues

An exemption to the rule requiring marketing authorization permits Member States of the European Union to make a product available for compassionate use to patients with a chronically or seriously debilitating disease or whose disease is considered life threatening, such as cancer, and who cannot be treated satisfactorily by an authorized medicinal product. The medicinal product concerned must be undergoing clinical trials or the subject of application for marketing authorization.

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

Two recent developments have been introduced which further expand the European regulatory framework: the Falsified Medicines Directive and the Pharmacovigilance Directive. The Falsified Medicines Directive obliges manufacturers of medicinal products to audit their suppliers of active substances to ensure compliance with GMP. It also introduces a new obligation on product manufacturers to inform the competent authority (e.g., MHRA) and the marketing authorization holder if they become aware that these products may be falsified, whether they are being distributed through the legitimate supply chain or by illegal means. The Pharmacovigilance Directive obliges marketing authorization holders to monitor the safety of authorized products and detect any change in their risk-benefit profile. A new pan-European clinical trial data information database has been created that will be complementary to the database established for pharmacovigilance (Regulation (EC) No 726/2004 with respect to European Union authorized medicinal products). In addition, Commission Implementing Regulation (EU) No 520/2012 outlines the practical implications for marketing authorization holders, national competent authorities, and the EMA. Also, Commission Delegated Regulation (EU) No 357/2014 on post-authorization efficacy studies specifies the situations in which such studies may be required. Post-authorization efficacy studies may be required where concerns relating to some aspects of efficacy of the medicinal product are identified and can be resolved only after the medicinal product has been marketed, or where the understanding of the disease, the clinical methodology or the use of the medicinal product under real-life conditions indicate that previous efficacy evaluations might have to be revised significantly. The United Kingdom’s exit from the European Union (Brexit) will disrupt the operation of pre- and post-authorization clinical trial infrastructure.

The United Kingdom enacted the Data Protection Act 2018 to directly enforce the General Data Protection Regulation (GDPR). The government of the United Kingdom has also stated that when the United Kingdom leaves the European Union it will still abide by the provisions of the GDPR. However, in the event of a “no deal” Brexit it is uncertain whether this commitment will still be met. In the case of a “no deal” Brexit, it is also uncertain whether clinical trial data and pharmacovigilance adverse event data originating from the United Kingdom will be compliant with European Union privacy legislation and whether the data will be incorporated by EMA in the assessment of the ongoing benefit-risk profile and hence continued support of European Union marketing authorizations.

Approval Outside the United States/European Union

For marketing outside the United States and the European Union, we are subject to foreign regulatory requirements governing human clinical testing and marketing approval for our products. Whether or not FDA or European Commission approval has been obtained for a product, approval of the product by comparable regulatory authorities of countries outside of the United States or the European Union, as the case may be, must be obtained prior to marketing the product in those countries. Approval in one country does not assure that a product will be approved in another country. In certain countries, regulatory requirements and approval processes are similar to those in the United States and the European Union, where approval decisions by regulators are based on the regulators’ review of the results of clinical trials performed for specific indications. Other countries may have a less comprehensive review process in terms of data requirements and may rely on prior marketing approval from a foreign regulatory authority in other countries such as the United States or the European Union. In many countries outside of the United States, approvals for pricing, coverage and reimbursement offered by third-party payers, including government payers and private insurance plans, are also required.

Employees

As of December 31, 2018, we had 79 employees, of which 17 had M.D. or Ph.D. degrees and 53 were engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We are a clinical stage hematology and oncology company with a limited operating history. Since inception, we have incurred significant operating losses. Our net losses were $53.3 million, $42.0 and $47.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $677.4 million. Investment in hematology and oncology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. For example, in June 2016 we decided to suspend the development of our former lead product candidate PNT2258 after an interim analysis of data from a Phase 2 clinical trial of PNT2258 indicated only modest efficacy. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue the development of our product candidates, momelotinib, SRA737 and SRA141, fund research and preclinical studies and clinical trials, seek to identify additional product candidates, in-license additional products or technologies, seek regulatory approval, prepare for potential commercialization and continue to operate as a public company.

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

Our business and future success depends on our ability to successfully develop, obtain regulatory approval for and commercialize our product candidates, momelotinib, a Phase 3 product candidate, and SRA737 and SRA141, which are both at earlier stages of development. We recently invested financial resources to acquire momelotinib from Gilead. While momelotinib is a late-stage product candidate for which previous Phase 3 clinical trial data suggest the potential to provide promising safety and efficacy in patients who have an inadequate response to, progression on or are intolerant of ruxolitinib, it will likely require additional clinical testing, including at least one additional adequate and well-controlled Phase 3 clinical trial, before we can seek regulatory approval and begin commercialization, if it all. We have also invested effort and financial resources in the research and development of SRA737 and SRA141, both of which will require significant additional preclinical and clinical testing before we can seek regulatory approval and potentially generate any commercial sales. Before we can generate any revenue from sales of momelotinib, SRA737, SRA141, or any other product candidate, we must complete additional development activities, submit INDs or foreign equivalents, as well as marketing applications such as New Drug Applications (NDAs) or foreign equivalents, for regulatory review and approval in multiple jurisdictions, make substantial investments, obtain access to sufficient commercial manufacturing capacity and engage in significant marketing and commercial access efforts.

We cannot commercialize product candidates in the United States without first obtaining regulatory approval for the product candidates from the FDA. Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from similar regulatory authorities outside of the

United States, such as the EMA in Europe and the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom. Even if momelotinib, SRA737, SRA141 or another product candidate were to be approved by the FDA or foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for momelotinib, SRA737 or SRA141 in one or more jurisdictions, or if any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development, marketing or commercialization of momelotinib, SRA737, SRA141 or any other product candidate that we may acquire or develop in the future. If competitive products developed by third parties show significant benefit in the cancer indications in which we are developing our product candidates, any planned supportive or primary registration trials may be delayed, altered, terminated or not initiated and our other product candidates may never receive regulatory approval. Our clinical development programs for our product candidates may also not receive regulatory approval if we have inadequate financial or other resources to advance these product candidates through the clinical trial process. Furthermore, even if we obtain regulatory approval for any of our product candidates, we will still need to develop sales, marketing and commercialization infrastructure, or collaborate with a third party for the commercialization of our product candidates, establish commercially viable pricing and obtain approval for coverage and adequate reimbursement from third parties, including government payors. If we are unable to successfully commercialize any of our product candidates, we may not be able to generate sufficient revenues to continue our business.

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

We recently acquired from Gilead our lead product candidate momelotinib, a potent, selective and orally-bioavailable JAK1, JAK2 and ACVR1 inhibitor. Momelotinib has been investigated in two completed Phase 3 trials for the treatment of myelofibrosis. We are currently advancing discussions with regulators to determine the approval path forward for momelotinib and anticipate reporting next steps in the first half of 2019. We cannot guarantee that the regulators will agree with us regarding the data we believe will be sufficient to support submission and approval of a marketing application for momelotinib in hematology. To the extent we cannot secure agreement from the FDA or the EMA on such data, we may not proceed with the development of momelotinib, or there may be an increased risk of delay in obtaining approval or obtaining approval at all.

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

SRA141 has never been evaluated in a clinical trial. We recently successfully completed the IND filing process with the FDA for SRA141 and we have prepared for a Phase 1/2 trial with this product candidate in patients with advanced colorectal cancer.

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

We recently acquired from Gilead our lead product candidate momelotinib, a potent, selective and orally-bioavailable JAK1, JAK2 and ACVR1 inhibitor. Momelotinib has been investigated in two completed Phase 3 trials for the treatment of myelofibrosis, SIMPLIFY-1 and SIMPLIFY-2. Although SIMPLIFY-1 met its primary efficacy endpoint of non-inferior spleen volume reduction, it did not meet its key secondary efficacy endpoint of non-inferior reduction in total symptom score; and although SIMPLIFY-2 did not meet its primary efficacy endpoint of superior reduction in spleen volume, it did meet its key secondary efficacy endpoint of superior reduction in total symptom score. In both SIMPLIFY studies, additional secondary endpoints related to transfusion independence rate, transfusion dependence rate, and rate of red blood cell transfusions all favored momelotinib over control and supported the potential for momelotinib to provide meaningful anemia benefits. As such, we have determined that there is substantial clinical justification for further development of momelotinib. Based on post hoc analyses of the data for these trials, we believe the trials showed promising substantive spleen and constitutional symptom control. In addition, momelotinib has the potential for a differentiated therapeutic profile encompassing anemia-related benefits. We are currently advancing discussions with regulators to determine the approval path forward for momelotinib and anticipate reporting next steps in the first half of 2019. While we believe the safety and efficacy profile of momelotinib in patients who have an inadequate response to, progress on or are intolerant of ruxolitinib appears promising based on the prior Phase 3 trial results, the likely Phase 3 trial we plan to commence in those patients may not be successful. For example, in the SIMPLIFY-1 Phase 3 trial conducted by Gilead in ruxolitinib-naive patients, the key secondary endpoint of total symptom score, which we might choose to use as the primary endpoint in a potential future Phase 3 trial, was not met. We may also fail to observe meaningful anemia benefits in a potential future Phase 3 trial, which could reduce the potential future value of momelotinib as we believe an anemia benefit could potentially provide a competitive advantage over existing therapies.

We are currently conducting preclinical assessments and two Phase 1/2 clinical trials of SRA737, which we believe will further inform our clinical development plans and patient selection strategies. Both of the current clinical studies for SRA737 are being conducted in the United Kingdom, with one of the clinical studies also being conducted in Spain. We believe we have completed all necessary preclinical activities to support a potential future IND submission for SRA737 to the FDA. However, we have not yet discussed our plans for any IND submission with the FDA, and if pursued, we may receive feedback from the FDA that delays the submission or clearance of any IND. We have no assurance that clinical trials of SRA737 will demonstrate safety and efficacy or produce positive results sufficient to justify further development and commercialization.

SRA141 has never been evaluated in a clinical trial. We recently successfully completed the IND filing process with the FDA for SRA141 and we have prepared for a Phase 1/2 trial with this product candidate in patients with advanced colorectal cancer.

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

•	negative or inconclusive results of preclinical studies or clinical trials;

•	decision by us to conduct additional preclinical studies or clinical trials or abandon product development programs;

•	a higher number of patients being required for clinical trials, slower than expected enrollment, greater than expected competition for patients or higher than expected drop out rates;

•	clinical sites electing to terminate their participation in one of our clinical trials, which would likely have a detrimental effect on subject enrollment;

•	failure of third-party contractors to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols;

•	suspension or termination of clinical trials for various reasons, including unacceptable health risks;

•	imposition of a clinical hold for safety reasons or following an inspection of our clinical trial operations or site by the FDA or foreign regulatory authorities;

•	greater than expected cost of clinical trials;

•	insufficient supply or quality of product candidates or other materials necessary to conduct clinical trials;

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

We are currently developing our SRA737 product candidate for certain genetically-defined subpopulations of the general treated cancer population, and we are enrolling selected patients into our Monotherapy and Low-Dose Gemcitabine combination studies of SRA737, based on genetic alterations in their tumors or other factors such as histology. In order to obtain marketing approval for SRA737 in the treatment of genetically-defined tumors and cancers, we will need to, among other things, demonstrate to the satisfaction of regulatory authorities that those genetic alterations have predictive clinical utility. We have applied our genetic selection criteria to patients in our Monotherapy and our Low-Dose Gemcitabine combination clinical trials, and our approach may change based on our evolving knowledge of the field and on data obtained in our preclinical research and ongoing clinical trials. The goal of our genetic screening is to enroll patients who we believe have the highest probability of responding to the product candidate in order to show compelling evidence of clinical efficacy. Successful identification of patients is dependent on several factors, including, potentially, achieving certainty as to how specific genetic alterations respond to our product candidates and developing companion diagnostics to identify such genetic alterations as appropriate. For example, although we believe, based on scientific and medical literature, and preclinical research, that we have identified certain types and combinations of genetic alterations hypothesized to confer sensitivity to Chk1 inhibition that may be predictive of response to SRA737, we have only recently begun to assess activity of SRA737 in humans and have not discussed the validity of our genetic selection criteria with regulatory authorities, including MHRA, FDA or EMA.

In addition, genetically-based patient selection strategies may also be employed in our SRA141 development programs. If so, the development of SRA141 may also be subject to the risks and uncertainties discussed above.

Our genetic selection strategy for SRA737 uses a novel algorithm and is not yet validated as predictive of clinical utility. In addition, patient populations in our trials may not be large enough to allow us to successfully determine efficacy of our product candidates, commercialize our product candidates, and achieve profitability. Regulatory authorities may require we conduct additional clinical trials specific to given tumor types.

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

Furthermore, we cannot be certain that the patient populations in our trials will be large enough to allow us to successfully determine efficacy of our product candidates, commercialize our product candidates, and achieve profitability. If we are unable to enroll sufficient numbers of patients whose tumors harbor the applicable genetic alterations, or if our product fails to work as we expect, or if we are unable to demonstrate the predictive clinical utility of our genetic selection criteria, our ability to assess and demonstrate the therapeutic effect of our product candidates could be compromised, resulting in longer development times, larger trials, and a greater likelihood of not obtaining regulatory approval for our product candidates. In addition, regulatory authorities may require that we study our product candidates in clinical trials specific to given tumor (i.e., tissue) types, which may increase the time and costs required. Even if our product candidates demonstrate efficacy in a particular tumor type, we cannot guarantee that any product candidate will behave similarly in multiple or all tumor types, and we may be required to obtain separate regulatory approvals for each tumor type we intend a product candidate to treat. We do not know if our approach will be successful, and if our approach is unsuccessful, our business will suffer.

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

Prior to our acquisition of momelotinib and licensing of SRA737, third parties had been responsible for all development activities for such product candidates, including drug process, preclinical and clinical development activities, submission of CTAs and INDs, development of the trial protocols, establishment and management of clinical and safety databases, submission of a pediatric investigation plan (PIP), and other activities. Although we believe the historical development activities were conducted in accordance with applicable rules and regulations in material respects, we cannot assure you that we will not discover inaccuracies or noncompliance in prior development activities that have an adverse effect on the future development of momelotinib or SRA737. For example, we will need to modify the PIP Gilead agreed to for momelotinib with the European Union’s regulatory authorities and conduct the pediatric studies, unless a waiver or deferral is granted, before we can submit a marketing authorization application. Similarly, we will need to submit a pediatric study plan to FDA and conduct the pediatric study, unless a waiver or deferral is granted, prior to submission of an NDA. In addition, a foreign regulatory authority that inspected a SIMPLFY-1 investigational site and CRO concluded that the clinical trial at that site was not conducted in accordance with good GCPs. We do not know what effect, if any, this finding will have on review of any future marketing applications by the FDA or foreign regulatory authorities.

In connection with our acquisition of momelotinib, following a transition period we are assuming the responsibility for all currently ongoing clinical studies with momelotinib, including related expenses and manufacturing and regulatory activities, which were previously managed and funded by Gilead. This includes responsibility for the ongoing Phase 3 extended access study, which provides extended access of momelotinib to certain patients previously enrolled in Gilead-sponsored studies, who are currently receiving treatment with momelotinib and have not experienced progression of disease. If we are unable to successfully assume the responsibilities of these trials, if we experience delays in doing so, or if we encounter additional difficulties or delays due to deficiencies in the assumed trials prior to our acquisition of momelotinib, the development of momelotinib may be delayed or suspended. Further, extended access programs provide supportive safety information for regulatory review. Any adverse events or reactions experienced by subjects in the extended access program may be attributed to momelotinib and may limit our ability to obtain regulatory approval with labeling that we consider desirable, or at all.

From time to time we may amend the clinical protocols for our product candidates to include additional objectives that could yield important scientific information critical to our overall development strategy. The protocol amendment process requires review and approval by several review bodies, including regulatory agencies and scientific, regulatory and ethics boards. These protocol amendments may not be accepted by the review bodies in the form submitted, or at all, which may delay our planned enhancements to the clinical development program and/or limit or change the type of information we may gather from those studies.

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

•	the extent to which we acquire or in-license other drugs and technologies, or to which we out-license our own products and technologies;

•	our ability to establish and maintain collaborations on favorable terms, if at all;

•	the success of any collaborations that we may enter into with third parties;

•	the timing and amount of milestone and royalty payments;

•	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. In particular, unless we are able to obtain additional financing, we may not have sufficient funds to undertake our contemplated trials evaluating SRA737 in combination with a PARP inhibitor, as well as with immuno-oncology therapeutics, or to continue development of SRA141. We could be required to seek collaborators for our product candidates, including SRA737 and SRA141, at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to such product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. We also may be unable to acquire additional promising product candidates.

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

While we require our third-party manufacturers and suppliers to comply with cGMPs in the manufacture of clinical trial materials and commercial supply, should we obtain approval of any product candidates, these third-party manufacturers and suppliers may cease to continue to comply with cGMPs—which are FDA requirements for ensuring product quality control—or similar regulatory requirements outside the United States. Our contract manufacturers and suppliers are subject to continual review and periodic inspections to assess compliance with cGMPs. Accordingly, although we are not involved in the day-to-day operations of our contract manufacturers or suppliers, we are ultimately responsible for ensuring that our products and product candidates, and any other materials that may be used in our preclinical or clinical studies or trials, are manufactured or supplied in accordance with cGMPs. Therefore, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, quality control and quality assurance. Our failure, or the failure of our third-party manufacturers or suppliers, to comply with applicable regulations could result in our product candidates not being approved or sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or approved products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.

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

We do not have our own laboratory facilities. We depend upon independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners to conduct our preclinical studies and clinical trials. We expect to have to negotiate budgets and contracts with CROs and trial sites, which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our preclinical studies and clinical trials, and we control only certain aspects of their activities. For example, the CRO of our current ongoing clinical trials of SRA737 was recently acquired by a large global CRO and there may be interruptions in service during their integration. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCPs and GLPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for clinical and non-clinical research intended to support a submission or application to FDA or the comparable foreign authority. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable requirements, the data generated in our studies and trials may be deemed unreliable and the FDA or foreign regulatory authorities may require us to perform additional studies or trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our studies or trials comply with the GCP or GLP requirements. In addition, our studies and trials must be conducted with drug product produced under cGMPs. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat studies or trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

The Loan and Security Agreement contains customary events of default that include, among others, non-payment defaults, covenant defaults, a default in the event a material adverse change occurs, defaults in the event our assets are attached, or we are enjoined from doing business, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, material judgment defaults, and inaccuracy of representations and warranties. The occurrence of an event of default could result in an increase to the applicable interest rate of 5.0%, acceleration of and present occurrence of the maturity date, and the consequent obligation for us to repay in full in cash all amounts outstanding under the Loan and Security Agreement, and a right by the lender to exercise all remedies available to it under the Loan and Security Agreement and related agreements, including the right to dispose of the collateral as permitted under applicable law. The Loan and Security Agreement contains customary affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain certain intellectual property rights. The negative covenants include, among others, restrictions on transferring or licensing our assets, changing our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions. If we default under the Loan and Security Agreement, the lenders will be able to declare all obligations immediately due and payable and take control of our collateral, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we were to be liquidated, the lender’s rights to repayment would be senior to the rights of the holders of our common shares to receive any proceeds from the liquidation. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility

We do not have our own laboratory facilities or the ability to discover product candidates. We rely on licensing, acquisition and other forms of strategic relationship to grow our pipeline. Our efforts to acquire additional product candidates and grow our pipeline may be unsuccessful.

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

The hematology and oncology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We may face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies that are available for the indication or indications for which they are approved and new therapies that may become available in the future.

To our knowledge, there is currently one approved drug that specifically targets JAK inhibition, ruxolitinib, marketed by Incyte Corporation as Jakafi® in the United States and by Novartis as Jakavi in rest of the world. In addition, there are a number of JAK inhibitor competitors in clinical development, at a similar state of development or more advanced than us. To our knowledge, Celgene Corporation is developing fedratinib, for which an NDA has been submitted with the FDA, and CTI Biopharma Corporation is developing pacritinib, which is currently in a Phase 2 dose finding study in the United States. However, to our knowledge, there are no approved drugs that target both JAK and ACVR1 inhibition on the market, nor in development. Other competitors in the myelofibrosis market include Acceleron, which is developing luspatercept in a Phase 2 clinical trial for myelofibrosis in conjunction with Celgene, and several additional companies in early stages of development. If momelotinib is approved, it will compete with existing therapies for the indication or indications for which it is approved. While we believe that momelotinib may have the ability to provide an anemia benefit, which we believe is unique to the JAK inhibition class of agents, the market for momelotinib is competitive, and physicians and other prescribers may not recommend or prescribe momelotinib over other competing products.

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

Additionally, to our knowledge, there are no approved drugs that specifically target Cdc7. To our knowledge, Takeda Pharmaceutical Company is developing an oral Cdc7 inhibitor that is currently in a Phase 2 clinical trial for metastatic pancreatic and colorectal cancers and Eli Lily and Company has a Cdc7 inhibitor program that is currently in a Phase 1 clinical trial being conducted by CRUK. Other companies may be conducting preclinical studies of Cdc7 inhibitors as well. If SRA141 is approved, it will compete with existing therapies for the indication or indications for which it is approved.

Many of the companies against which we may compete have significantly greater financial and other resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the hematology and oncology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or that may be necessary for, our programs.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

Should momelotinib receive marketing approval in the United States, Canada, or elsewhere in the world, we would need to hire a substantial number of specialized personnel, including field-based personnel, unless we were to collaborate with a third party to commercialize momelotinib. If we are responsible for commercializing momelotinib, we would need to increase our administrative headcount to support such expanded development and commercialization operations with respect to our product candidates. Our ability to attract and retain qualified personnel in the future is subject to intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses and our current financial position. The loss of the services of any of our senior management could delay or prevent the development and commercialization of our product candidates or have other adverse effects on our business for an indefinite term. In particular, if we lose any members of our current senior management team, we may not be able to find suitable replacements in a timely fashion, if at all, and our business may be harmed as a result.

We may encounter difficulties in managing our expected growth and in expanding our operations successfully.

Prior to acquiring momelotinib, our most advanced product candidate was in Phase 1/2 development. As we advance momelotinib through Phase 3 development, we will need to develop or expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. We must also successfully integrate the employees and operations related to the development of momelotinib. Maintaining additional relationships and managing our future growth will impose significant added responsibilities on members of our management. We must be able to manage our development efforts effectively, manage our clinical trials effectively, hire, train and integrate additional management, development, administrative and sales and marketing personnel, improve our managerial, development, operational and finance systems, and expand our facilities, all of which may impose a strain on our administrative and operational infrastructure. Our future financial performance will depend, in part, on our ability to manage this growth effectively. We may not be able to accomplish these tasks; which failure could prevent us from successfully developing our product candidates.

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

We may form or seek strategic alliances, licensing arrangements or other collaborations in the future. We may be unable to form or enter into such alliances or arrangements, and we may not realize the expected benefits of any such transaction.

We may form or seek strategic alliances or licensing arrangements, or create joint ventures or collaborations with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may acquire or develop. Any of these transactions and relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, disrupt our management and business, forego potential future economic value or result in the loss of strategic value. These transactions and relationships also may result in a delay in the development of our product candidates if we become dependent upon the other party and such other party does not prioritize the development of our product candidates relative to its other development activities.

In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates, including SRA737 and SRA141, because our product candidates may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that would justify such transaction.

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

Despite the implementation of what we believe are appropriate security measures on internal information technology systems, our internal information technology systems and those of our CROs and other contractors and consultants may become vulnerable to damage from security breaches and/or unauthorized access. The prevalent use of mobile devices also increases the risk of data security incidents. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information and other confidential information. It is critical that we do so in a secure manner in order to ensure the confidentiality, integrity and availability of such sensitive information. We have in the past experienced, and may in the future experience, a security breach. Any material system failure or security breach could cause interruptions in our operations and could result in a material disruption of our development programs and our business operations. For example, the loss of data from completed or future preclinical studies or clinical trials could result in significant delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on other third parties for the manufacture of our product candidates and to conduct studies and trials, and similar events relating to their information technology systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be significantly delayed.

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

As of December 31, 2018, we had U.S. federal net tax operating loss carryforwards of $74.3 million, of which $31.4 million expire in 2037 and $42.9 million are eligible for indefinite carryforwards, and state operating loss carryforwards of $56.3 million expiring in years ranging from 2022 to 2038. We also had U.S. net tax credit carryforwards of $1.1 million which begin to expire in 2032 and net tax credit carryforwards in a foreign jurisdiction of $0.2 million which begin to expire in 2037.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5% stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. An ownership change under Section 382 was deemed to have occurred in 2017. As such, certain tax attributes existing as of the date of the ownership change are not available for future use. The loss of these attributes did not have any impact on the financial statements since our net U.S. deferred tax assets are offset by a full valuation allowance.

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

Unstable or unfavorable global market and economic conditions may have adverse consequences on our business, financial condition and stock price.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. We cannot assure you that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy and stock price may be adversely affected by any such economic downturn, volatile business environment or large-scale unpredictable or unstable market conditions, including a prolonged government shutdown. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

We are currently and may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. For example, on November 9, 2016, a purported securities class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain of our executive officers (the New York Lawsuit). The New York Lawsuit was brought by purported stockholders of our company seeking to represent a class consisting of stockholders who purchased stock between July 15, 2015 and June 6, 2016. The New York Lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified damages and other relief. On March 13, 2018, the United States District Court for the Southern District of New York granted the defendants’ motion to dismiss and entered a final judgment dismissing the New York Lawsuit with prejudice. The plaintiffs filed an appeal and on December 3, 2018, the United States Court of Appeals for the Second Circuit affirmed the district court’s final judgment of dismissal.

Also, on November 18, 2016, a purported securities class action lawsuit was filed in the Superior Court of the State of California for the County of San Mateo against us, certain of our executive officers and directors, and the underwriters for our initial public offering (IPO) of our common stock. On February 9, 2017, a substantially identical putative class action suit was filed in the Superior Court of the State of California for the County of San Mateo asserting the same claims on behalf of the same putative class (the two California lawsuits together, the California Lawsuits). The California Lawsuits were brought by purported stockholders of the company seeking to represent a class consisting of stockholders who purchased stock pursuant to and/or traceable to our Registration Statement on Form S-1. The lawsuits assert claims under Sections 11 and 15 of the Securities Exchange Act of 1934 and seek unspecified damages and other relief. On August 1, 2018, all parties reached a mutually acceptable proposed resolution to the California Lawsuits by way of a mediated settlement, which is subject to final approval by the court. The California Lawsuits remain pending. We are generally obliged, to the extent permitted by law, to indemnify our executive officers who are named as defendants in these types of lawsuits. Regardless of the outcome, this or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

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

In Europe, a new clinical trial regulation goes into effect in 2019 that harmonizes the assessment and supervision of clinical trials throughout Europe via a revised European Union clinical trial portal and database. The new clinical trial portal and database will be maintained by the EMA in collaboration with the European Commission and the European Union Member States. The objectives of the new regulation include consistent rules for conducting trials throughout the European Union, consistent data standards and adverse events listing, and consistent information on the authorization status. Information on the conduct and results of each clinical trial carried out in the European Union will be made publicly available.

In addition, a new pan-European clinical trial data information database has been created that will be complementary to the database established for pharmacovigilance (Regulation (EC) No 726/2004 with respect to EU authorized medicinal products). In addition, Commission Implementing Regulation (EU) No 520/2012 outlines the practical implications for marketing authorization holders, national competent authorities, and the EMA. Also, Commission Delegated Regulation (EU) No 357/2014 on post-authorization efficacy studies specifies the situations in which such studies may be required. Post-authorization efficacy studies may be required where concerns relating to some aspects of efficacy of the medicinal product are identified and can be resolved only after the medicinal product has been marketed, or where the understanding of the disease, the clinical methodology or the use of the medicinal product under real-life conditions indicate that previous efficacy evaluations might have to be revised significantly.

Brexit is also expected to disrupt the operation of pre- and post-authorization clinical trial infrastructure, as discussed below

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

Furthermore, negotiations around Brexit have caused uncertainty in the current regulatory framework in Europe. Brexit has resulted in a decision to move the EMA from the United Kingdom to the Netherlands, with operations currently scheduled to begin in the Netherlands by March 2019. In the United Kingdom, this transition may cause disruption in the administrative and medical scientific links between the EMA and MHRA. Although the government of the United Kingdom has stated its intent to comply with legislation regarding the authorization of medical products as it leaves the European Union, the EMA and the United Kingdom are drawing up contingency plans should a “no deal” exit occur. A “no deal” exit would lead to disruption in the execution of international multi-center clinical trials, the monitoring of adverse events in through pharmacovigilance programs, the evaluation of the benefit-risk profiles of new medicinal products, and determination of marketing authorization. There would also be disruption to the supply and distribution as well as the import/export both of active pharmaceutical ingredients (API) and finished product. Such a disruption would create supply difficulties for ongoing clinical trials and may damage the integrity of the pharmacovigilance database for the safety of new products.

When the United Kingdom leaves the European Union, it will no longer automatically comply with the standards of clinical efficacy, safety and chemistry control, and manufacture as applied by the European Medicines Directive. Applications submitted for marketing authorization under the centralized EMA procedure will no longer be automatically validated for authorization in the United Kingdom, and the benefit-risk assessments conducted by the United Kingdom may not be consistent with the EMA conclusions.

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

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate, and may require us to conduct post-approval clinical studies. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and current good clinical practices (cGCPs) for any clinical trials that we conduct post-approval.

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

The FDA’s and foreign regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

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

•

the federal Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, to report annually to the Centers for Medicare & Medicaid Services (CMS) information related to payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members, which is published in a searchable form on an annual basis; effective January 1, 2022, we will also be required to report on transfers of value to physician assistants, nurse practitioners or clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives;

•

state laws comparable to each of the above federal laws, such as, for example, anti-kickback and false claims laws that may be broader in scope and also apply to commercial insurers and other non-federal payors, requirements for mandatory corporate regulatory compliance programs, and laws relating to patient data privacy and security. Other state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•

in the European Union, the GDPR was adopted in May 2016 and took effect on May 25, 2018. The GDPR is intended to harmonize data protection requirements across the European Union Member States by establishing new and expanded operational requirements for entities that process, or control personal data generated in the European Union, including consent requirements for disclosing the way personal information will be used, information retention requirements, notification requirements in the event of a data breach, and other requirements. The United Kingdom enacted the Data Protection Act 2018 to directly enforce the GDPR. The government of the United Kingdom has also stated that when the United Kingdom leaves the European Union it will still abide with the provisions of the GDPR. However, in the event of a “no deal” Brexit, it is uncertain whether this commitment will still be met. In the case of a “no deal” Brexit, it is also uncertain whether clinical trial data and pharmacovigilance adverse event data originating from the United Kingdom will be compliant with European Union privacy legislation and whether the data will be incorporated by EMA in the assessment of the ongoing benefit-risk profile and hence continued support of European Union marketing authorizations.

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

•

pharmaceutical companies are required to offer discounts on brand-name drugs to patients who fall within the Medicare Part D coverage gap, commonly referred to as the “donut hole”; the Bipartisan Budget Act of 2018 increased the manufacturer’s subsidy under this program from 50% to 70% of the negotiated price, beginning in 2019; and

•

pharmaceutical companies are required to pay an annual non-tax-deductible fee to the federal government based on each company’s market share of prior year total sales of branded products to certain federal healthcare programs, such as Medicare, Medicaid, Department of Veterans Affairs and Department of Defense. Since we expect our branded pharmaceutical sales, if any of our products are approved, to constitute a small portion of the total federal health program pharmaceutical market, we do not expect this annual assessment to have a material impact on our financial condition.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

The Tax Cuts and Jobs Act could increase our tax burden and adversely affect our business and financial condition.

In December 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (Tax Act) that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) revisions to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017 (iii) a partial limitation on the deductibility of business interest expense, (iv) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a participation exemption system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (v) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate.

In addition, beginning in 2022, the tax legislation will require U.S. research and experimental expenditures to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the U.S. must be capitalized and amortized over a 15-year period. Further, the Tax Act, among other things, reduces the orphan drug credit from 50% to 25% of qualifying expenditures. When and if we become profitable, this amortization of research and experimental expenditures and reduction in orphan drug tax credits may result in an increased federal income tax burden, as it may cause us to pay federal income taxes earlier under the revised tax law than under the prior law and, despite being partially off-set by a reduction in the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, may increase our total federal tax liability.

Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the federal tax law.

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

We and our current or future licensors and licensees may not be able to apply for or prosecute patents on certain aspects of our product candidates or technologies at a reasonable cost in a timely fashion or at all. It is also possible that we or our current licensors, or any future licensors or licensees, will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, our patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, such as with respect to proper priority claims, inventorship, claim scope or patent term adjustments. If our current licensors, or any future licensors or licensees, are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised and we might not be able to prevent third parties from making, using, and selling competing products. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid and unenforceable. Moreover, our competitors may independently develop equivalent knowledge, methods, and know-how. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business, financial condition and operating results.

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

•	disputes with CPF or Carna regarding our licensed technology and products, or with Gilead regarding our acquisition of momelotinib and assumption of the related clinical trials;

•	our ability to acquire or in-license new product candidates to grow our pipeline;

•	adverse results or delays in preclinical studies or clinical trials;

•	changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;

•	adverse developments concerning our manufacturers;

•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;

•	our inability to establish collaborations if needed, or to out-license our product candidates or technologies on favorable terms or at all;

•	our failure to commercialize our product candidates;

•	additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to the use of our product candidates;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	the size and growth of our initial target markets;

•	our ability to successfully treat additional types of cancers or at different stages;

•	actual or anticipated variations in quarterly operating results;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	changes in the market valuations of similar companies;

•	overall performance of the equity markets;

•	sales of our common stock by us or our stockholders in the future;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation;

•	general political and economic conditions; and

•	other events or factors, many of which are beyond our control.

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

On November 9, 2016, a purported securities class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain of our executive officers (the New York Lawsuit). The New York Lawsuit was brought by purported stockholders of our company seeking to represent a class consisting of stockholders who purchased stock between July 15, 2015 and June 6, 2016. The New York Lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act and seeks unspecified damages and other relief. On March 13, 2018, the United States District Court for the Southern District of New York granted the defendants’ motion to dismiss and entered a final judgment dismissing the New York Lawsuit with prejudice. Plaintiffs thereafter filed an appeal. On December 3, 2018, the United States Court of Appeals for the Second Circuit affirmed the district court’s final judgment of dismissal. We believe that the claims in the New York Lawsuit are without merit and intend to defend the lawsuit vigorously. At this point in time, we do not expect the outcome of these claims will have a material impact on our consolidated financial statements.

On November 18, 2016, a purported securities class action lawsuit was filed in the Superior Court of the State of California for the County of San Mateo against us, certain of our executive officers and directors, and the underwriters for our initial public offering of our common stock. On February 9, 2017, a substantially identical putative class action suit was filed in the Superior Court of the State of California for the County of San Mateo asserting the same claims on behalf of the same putative class (the two lawsuits together, the California Lawsuits). The California Lawsuits were brought by purported stockholders of our company seeking to represent a class consisting of stockholders who purchased stock pursuant to and/or traceable to our Registration Statement on Form S-1. The lawsuits assert claims under Sections 11 and 15 of the Exchange Act and seek unspecified damages and other relief. On August 1, 2018, all parties reached a mutually acceptable proposed resolution to the California Lawsuits by way of a mediated settlement, which is subject to final approval by the court. While we believe that the claims are without merit, we believe settlement will reduce the ultimate cost and distraction of further litigation. We do not believe that our portion of the settlement amount will have a material impact on our consolidated financial statements.

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

Our common stock is listed on the Nasdaq Global Market. Our stock trades under the symbol “SRRA”. As of February 22, 2019, there were 75 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Stock Price Performance Graph

The graph below shows a comparison from July 16, 2015, the date on which our common stock first began trading on the Nasdaq Global Market, of the cumulative total return on an assumed investment of $100.00 in cash in our common stock as compared to the same investment in the Nasdaq Composite Index and the Nasdaq Biotechnology Index, all through to December 31, 2018. Such returns are based on historical results and are not intended to suggest future performance.

*	$100 invested on July 16, 2015 in stock or index. Fiscal year ending December 31.

Cumulative Total Return Comparison

	July 16, 2015	December 31, 2015	December 30, 2016	December 29, 2017	December 31, 2018
Sierra Oncology, Inc.	$100.00	$48.83	$4.84	$12.11	$4.29
Nasdaq Composite	$100.00	$96.98	$104.26	$133.70	$128.51
Nasdaq Biotechnology	$100.00	$85.49	$66.95	$81.05	$73.49

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

We intend to use the remaining net proceeds from our IPO to advance the development of product candidates momelotinib, SRA737 and SRA141, acquire or in-license additional product candidates and technologies, and for other general corporate purposes.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders. See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.	Selected Consolidated Financial Data.

The following tables set forth certain selected consolidated financial data. You should read the selected consolidated financial data below in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands except share and per share data)
Consolidated Statements of Operations Data:
Operating expenses(1):
Research and development	$41,078	$30,157	$33,895	$26,356	$19,078
General and administrative	14,339	12,462	14,180	9,472	3,500

Total operating expenses	55,417	42,619	48,075	35,828	22,578

Loss from operations	(55,417)	(42,619)	(48,075)	(35,828)	(22,578)
Other income (expense), net:
Change in fair value of preferred stock warrants	—	—	—	(17,443)	(1,380)
Other income	1,780	760	351	66	87

Total other income (expense), net	1,780	760	351	(17,377)	(1,293)

Loss before provision for (benefit from) income taxes, net	(53,637)	(41,859)	(47,724)	(53,205)	(23,871)
Provision for (benefit from) income taxes, net	(302)	156	143	55	2

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands except share and per share data)
Net loss	(53,335)	(42,015)	(47,867)	(53,260)	(23,873)
Adjustment to redemption value on redeemable convertible preferred stock	—	—	—	(374,015)	(49,849)
Series B and B-1 redeemable convertible preferred stock dividend	—	—	—	(5,543)	—
Series C and D redeemable convertible preferred stock dividend	—	—	—	(20,366)	—

Net loss attributable to common stockholders	$(53,335)	$(42,015)	$(47,867)	$(453,184)	$(73,722)

Net loss per share attributable to common stockholders, basic and diluted(2)	$(0.75)	$(0.84)	$(1.58)	$(31.47)	$(69.08)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted(2)	70,739,210	49,899,299	30,240,258	14,399,506	1,067,259

(1)	Includes the following stock-based compensation:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Stock-based compensation:
Research and development	$4,499	$3,966	$3,635	$1,846	$65
General and administrative	2,297	1,939	1,875	1,340	237

Total stock-based compensation	$6,796	$5,905	$5,510	$3,186	$302

(2)	Basic and diluted net loss per share attributable to common stockholders is computed based on the weighted-average number of shares of common stock outstanding during each period.

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$106,046	$100,348	$109,007	$150,180	$29,154
Short-term investments	—	—	—	—	10,010
Working capital	98,653	94,253	102,625	144,456	37,630
Total assets	109,469	102,198	110,973	152,768	40,565
Term loan	4,891	—	—	—	—
Preferred stock warrant liabilities	—	—	—	—	1,810
Total liabilities	14,990	7,472	7,725	7,397	4,005
Convertible preferred stock	—	—	—	—	2,543
Redeemable convertible preferred stock	—	—	—	—	141,832
Accumulated deficit	(677,412)	(624,077)	(582,054)	(534,187)	(107,807)
Total stockholders’ equity (deficit)	94,479	94,726	103,248	145,371	(107,815)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a clinical stage drug development company advancing targeted therapeutics for the treatment of patients with unmet medical needs in hematology and oncology. We have a highly experienced management team with a proven track record of success in hematology and oncology drug development. We are an ambitious company, oriented towards achieving the successful registration and commercialization of our product candidates.

During the third quarter of 2018, we acquired from Gilead Sciences, Inc. (Gilead) our lead product candidate momelotinib, a potent, selective and orally-bioavailable JAK1, JAK2 and ACVR1 inhibitor. Momelotinib has been investigated in two completed Phase 3 trials for the treatment of myelofibrosis and has demonstrated a potentially differentiated therapeutic profile encompassing anemia-related clinical benefits, as well as achieving substantive splenic volume reduction and constitutional symptom control (see additional discussion under Item 1. Business - Momelotinib - A Potent and Selective JAK1, JAK2 and ACVR1 Inhibitor).

In December 2018, we reported new clinical data for momelotinib collated from the two completed SIMPLIFY Phase 3 clinical trials and a translational biology study in transfusion dependent patients with myelofibrosis. Data from the latter study were also concurrently presented in a poster at the 60th American Society of Hematology Annual Meeting & Exposition in San Diego, California. We reported aggregated transfusion independence responses from more than 150 intermediate and high-risk transfusion dependent myelofibrosis patients demonstrating robust and consistent response rates within and across the clinical studies. More than 44% of these patients became transfusion free for at least 12 weeks and nearly 50% were transfusion independent for at least 8 weeks.

We are currently advancing discussions with regulators to determine the registration path for momelotinib and anticipate reporting next steps in the first half of 2019. Our anticipated registration strategy envisions conducting one additional Phase 3 trial in second line myelofibrosis patients, in order to recapitulate the meaningful clinical benefits observed in the two previously completed Phase 3 trials.

We are also advancing SRA737, our potent, highly selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1). Chk1 is a key regulator of cell cycle progression and the DNA Damage Response (DDR) replication stress response. In cancer cells, intrinsic replication stress is induced by factors such as oncogenes (e.g., CCNE1 or MYC), genetic mutations in DNA repair machinery (e.g., BRCA1 or FANCA), genetic mutations leading to a dysregulated cell cycle (e.g., TP53 or RAD50) or other genomic alterations. This replication stress results in persistent DNA damage and genomic instability leading to an increased dependency on Chk1 for survival. Targeted inhibition of Chk1 by SRA737 may therefore be synthetically lethal to cancer cells with elevated intrinsic replication stress, either alone or in combination with LDG, in a range of tumor indications. The combination of SRA737 with other modalities, such as other agents that target the DDR network and certain chemotherapeutics, may also provide synergistic anti-tumor activity via a variety of potential biological mechanisms. Importantly, the oral bioavailability of SRA737 may afford greater dosing flexibility for both monotherapy and combination therapy settings than is possible with intravenously administered agents.

We are pursuing an innovative development plan for SRA737, which is currently being evaluated in two Phase 1/2 clinical trials in patients with advanced cancer. Our SRA737-01 trial is intended to evaluate SRA737’s potential to induce synthetic lethality as monotherapy, while the SRA737-02 trial is intended to evaluate the combination of SRA737 potentiated by subtherapeutic LDG.

During the second quarter of 2018, we further refined our SRA737-01 monotherapy study to focus on high grade serous ovarian cancer (HGSOC), supported by emerging data in the field that provides clinical validation for Chk1 inhibition in this indication. Accordingly, we prioritized the enrollment of genetically defined HGSOC patients into this trial, while continuing to enroll patients into the trial’s other indications.

We commenced the Cohort Expansion Phase 2 portion of the SRA737-02 Phase 1/2 LDG Combination trial during the second quarter of 2018, which has been enrolling patients across four indications. We also modified this study to add and prioritize for the enrollment of a cohort of genetically defined HGSOC patients, replacing an originally proposed cohort of urothelial cancer patients.

We expect to report preliminary data from both trials in the first half of 2019.

In addition, we are designing clinical trials and conducting preclinical research evaluating SRA737 in combination with other DDR-targeted agents, including poly ADP-ribose polymerase (PARP) inhibitors, as well as with immuno-oncology therapeutics, that could guide the next planned wave of clinical development for our asset, potentially further broadening its therapeutic utility. In the first quarter of 2018, we announced an agreement with Janssen Research & Development, LLC (Janssen), under which they have agreed to supply us with the PARP inhibitor niraparib, facilitating the potential initiation of a PARP inhibitor combination trial with SRA737 for the treatment of prostate cancer. We are currently evaluating the optimal timing to commence this trial within the context of our recently expanded portfolio.

Our pipeline also includes SRA141, a potent, selective, orally bioavailable small molecule inhibitor of cell division cycle 7 kinase (Cdc7). Cdc7 is a key regulator of DNA replication and is involved in the DDR network, making it a compelling emerging target for the potential treatment of a broad range of tumor types. During the third quarter of 2018, we successfully completed the IND filing process with the FDA for SRA141 and we have prepared for a potential Phase 1/2 trial with this drug candidate in patients with advanced colorectal cancer. We are currently evaluating the optimal timing to commence this trial within the context of our recently expanded portfolio.

We retain the global commercialization rights to momelotinib, SRA737 and SRA141.

Since inception, we have devoted substantially all of our resources to research and development activities, including the clinical development of our current product candidates, momelotinib, SRA141 and SRA737, and our former lead product candidate PNT2258, and to providing general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. Our net losses were $53.3 million, $42.0 million and $47.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $677.4 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•

invest to further develop our product candidates, momelotinib, a small molecule inhibitor targeting JAK1, JAK2 and ACVR1; SRA737, a small molecule inhibitor targeting Chk1; and SRA141, a small molecule inhibitor targeting Cdc7;

•

achieve development milestones that trigger payments due under certain agreements, including a milestone payment of $5.0 million that would be due to Gilead upon the dosing of the first patient in a registrational clinical trial for momelotinib and a milestone payment of $4.0 million that would be due to Carna Biosciences, Inc. (Carna) upon dosing of the first patient in the first Phase 1 clinical trial for SRA141;

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

We have funded our operations to date primarily from the issuance and sale of our common stock through public offerings, and our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through debt financings and exercises of our preferred stock warrants. As of December 31, 2018, we had cash and cash equivalents of $106.0 million.

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

Other Income, net

Other income, net primarily consists of (i) interest and dividends earned on our cash and cash equivalents, (ii) interest expense associated with our term loan and non-cash interest costs associated with the amortization of the debt discount and accrual of the final payment fee, and (iii) foreign currency exchange gains and losses related to transactions and monetary asset and liability balances denominated in currencies other than the U.S. dollar. Foreign currency exchange gains and losses may also fluctuate in the future due to changes in foreign currency exchange rates.

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

We did not record a provision for U.S. federal income taxes because we generated a loss for the year ended December 31, 2018. Our tax benefit relates to research and development tax credits in Canada and our income tax provision relates to income taxes in Canada and Australia. Our net U.S. deferred tax assets continue to be offset by a full valuation allowance.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act significantly revised U.S. tax law by, among other provisions, lowering the U.S. federal statutory income tax rate from 35% to 21%, changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017 and eliminating or reducing certain income tax deductions.

The effects of changes in tax laws are required to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the Tax Act’s provisions, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2018-06, Income Taxes (Topic 740) pursuant to the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allowed companies to record the tax effects of the Tax Act on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment.

In connection with our initial analysis of the Tax Act, we recorded a decrease to our net deferred tax assets of $7.2 million for the period ended December 31, 2017, to account for the rate reduction. This did not have an impact on the consolidated financial statements since our U.S. deferred tax assets are fully offset by a valuation allowance. We finalized the analysis during the third quarter of 2018 with no material changes to the initial estimated decrease to our net deferred tax assets.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Year Ended December 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$41,078	$30,157	$10,921	36%
General and administrative	14,339	12,462	1,877	15%

Total operating expenses	55,417	42,619	12,798	30%

Loss from operations	(55,417)	(42,619)	(12,798)	30%
Other income, net	1,780	760	1,020	134%

Loss before provision for (benefit from) income taxes, net	(53,637)	(41,859)	(11,778)	28%
Provision for (benefit from) income taxes, net	(302)	156	(458)	(294%)

Net loss	$(53,335)	$(42,015)	$(11,320)	27%

Research and Development

Research and development expenses increased $10.9 million, from $30.2 million in 2017 to $41.1 million in 2018. The increase was primarily due to an increase of $7.2 million in clinical trial costs mainly related to SRA737, a $3.0 million upfront fee paid to Gilead to acquire our lead product candidate momelotinib and a $3.0 million increase in personnel-related and allocated overhead costs for the year ended December 31, 2018. These increased costs were partially offset by a $1.9 million decrease in third party manufacturing costs related to SRA737 and SRA141 and a $0.4 million decrease in research, preclinical and other support costs for the year ended December 31, 2018.

General and Administrative

General and administrative expenses increased $1.9 million, from $12.5 million in 2017 to $14.3 million in 2018. The increase was attributable to a $1.2 million increase in personnel-related and allocated overhead costs, a $0.5 million increase in professional fees and a $0.2 million increase in business development costs for the year ended December 31, 2018.

Other Income, net

Other income, net increased $1.0 million, from $0.8 million in 2017 to $1.8 million in 2018. The increase was primarily attributable to an increase in interest income as a result of higher interest rates for the year ended December 31, 2018.

Provision for (Benefit from) Income Taxes, net

Net benefit from income taxes was $0.3 million in 2018, compared to provision for income taxes of $0.2 million in 2017. The net benefit from income taxes during the year ended December 31, 2018 primarily represented benefit from foreign research and development tax credits.

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

Liquidity and Capital Resources

Capital Resources

Since our inception, we have never generated revenue and have incurred significant net losses. We have funded our operations to date primarily from the issuance and sale of our common stock through public offerings, and our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through debt financings and exercises of our preferred stock warrants. Our net losses were $53.3 million, $42.0 million and $47.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $677.4 million. Our principal sources of liquidity as of December 31, 2018 were cash and cash equivalents of $106.0 million.

In July 2015, we completed the initial public offering (IPO) of our common stock whereby we sold an aggregate of 9,315,000 shares of our common stock, at a price of $17.00 per share. We received aggregate cash proceeds of approximately $143.6 million from the IPO, net of underwriting discounts and commissions and offering expenses.

In February 2017, we completed an underwritten public offering of an aggregate of 21,847,636 shares of common stock, at a price to the public of $1.35 per share. The aggregate net proceeds received by us from the offering were $27.4 million, net of underwriting discounts and commissions and offering expenses.

In March 2018, we completed an underwritten public offering of an aggregate of 21,850,000 shares of common stock, at a price to the public of $2.25 per share. The aggregate net proceeds received by us from the offering were $46.0 million, net of underwriting discounts and commissions and offering expenses.

In August 2018, we entered into a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB), pursuant to which we may obtain a loan of aggregate principal amount of up to $15.0 million. As of December 31, 2018, we borrowed $5.0 million under the first tranche, which bears interest at the greater of 6.0% or a floating per annum rate 1.0% above the prime rate (for an interest rate of 6.50% at December 31, 2018) and matures on August 1, 2022.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash used in operating activities	$(45,115)	$(36,163)	$(41,163)
Cash used in investing activities	(118)	(92)	(171)
Cash provided by financing activities	51,131	27,588	196
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(88)	(4)	(60)

Net increase (decrease) in cash, cash equivalents and restricted cash	$5,810	$(8,671)	$(41,198)

Cash Flows from Operating Activities

In 2018, cash used in operating activities of $45.1 million was attributable to a net loss of $53.3 million, partially offset by $6.8 million in non-cash charges and a net change of $1.4 million in our net operating assets and liabilities. The non-cash charges consisted primarily of $6.8 million in stock-based compensation.

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

Cash Flows from Investing Activities

Cash used in investing activities for each of December 31, 2018, 2017 and 2016 was primarily attributable to the purchase of property and equipment.

Cash Flows from Financing Activities

In 2018, cash provided by financing activities was $51.1 million, attributable to net proceeds of $46.0 million received from the sale and issuance of our common stock upon our follow-on offering, $5.0 million of proceeds received from borrowing under the Loan Agreement and $0.2 million of proceeds received from the exercise of options to purchase common stock.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2018, which represent material expected or contractually committed future obligations.

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Purchase commitments(1)	$9,824	$7,260	$2,564	$—	$—
Operating lease obligations(2)	831	243	419	169	—
Term loan(3)	6,148	329	4,115	1,704	—

Total contractual obligations	$16,803	$7,832	$7,098	$1,873	$—

(1)	Reflects payments we are required to make pursuant to clinical trial and manufacturing agreements.
(2)

Reflects payments we are required to make under operating lease agreements. Costs such as taxes and other operating costs are not included in the amounts disclosed. (See Note 7 to the financial statements under Item 8 of this Form 10-K.)

(3)

Reflects contractually required principal, interest payments and final payment fee we are required to make under the Loan Agreement entered into with SVB. The projected interest payment and final payment fee obligations are based upon the loan amount outstanding and interest rate as of the balance sheet date and assume retirement at the scheduled maturity date of the loan. (See Note 7 to the financial statements under Item 8 of this Form 10-K.)

Under the terms of the agreements with Gilead, CRT Pioneer Fund LP (CPF) and Carna, we will be required to pay future milestones if certain developmental, regulatory and commercial milestones are achieved. Future milestones for which we cannot reliably estimate the timing have been excluded from the table above.

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

Stock-Based Compensation

Stock-based compensation costs related to stock options granted to employees are measured at the date of grant based on the estimated fair value of the award. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. The fair value of any options issued to non-employees is recorded as expense over the vesting period, which is generally the service period.

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

Fair Value of Common Stock—The fair value of our common stock is used to estimate the fair value of the stock-based awards at grant date.

We will continue to use judgment in evaluating the expected volatility and expected terms utilized for our stock-based compensation calculations on a prospective basis.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet financing arrangements or any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The amendments in this update require that organizations recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We will adopt the new standard effective January 1, 2019 on a modified retrospective basis and will elect the practical expedients package as permitted under the transition guidance. We estimate that we will recognize right-of-use assets and total lease liabilities of approximately $1 million on our consolidated balance sheet as of January 1, 2019. Other than disclosed, we do not expect the new standard to have a material impact on our consolidated financial statements.

In June 2018, the FASB issued FASB ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We will adopt the new standard effective January 1, 2019 and have determined that the adoption of this new accounting guidance will not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities and foreign currency risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $106.0 million as of December 31, 2018, which consisted primarily of bank deposits and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

In addition, we had an outstanding balance of $5.0 million under our Loan Agreement as of December 31, 2018. Borrowings under the Loan Agreement bear interest at the greater of 6% or a floating per annum rate of 1.0% above the prime rate (for an interest rate of 6.50% at December 31, 2018). The effect of a hypothetical 10% change in interest rates would not have a material impact on our operating loss.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sierra Oncology, Inc.:

Vancouver, British Columbia, Canada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sierra Oncology Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

February 28, 2019

We have served as the Company’s auditor since 2014.

SIERRA ONCOLOGY, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$106,046	$100,348
Prepaid expenses and other current assets	2,706	1,377

Total current assets	108,752	101,725
Property and equipment, net	168	154
Other assets	549	319

TOTAL ASSETS	$109,469	$102,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued liabilities	$8,812	$6,133
Accounts payable	1,287	1,339

Total current liabilities	10,099	7,472
Term loan	4,891	—

TOTAL LIABILITIES	14,990	7,472

Commitments and Contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of December 31, 2018 and December 31, 2017; nil shares issued and outstanding as of December 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of December 31, 2018 and 2017; 74,365,965 and 52,395,223 shares issued and outstanding as of December 31, 2018 and 2017	74	52
Additional paid-in capital	771,817	718,751
Accumulated deficit	(677,412)	(624,077)

TOTAL STOCKHOLDERS’ EQUITY	94,479	94,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$109,469	$102,198

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Operating expenses:
Research and development	$41,078	$30,157	$33,895
General and administrative	14,339	12,462	14,180

Total operating expenses	55,417	42,619	48,075

Loss from operations	(55,417)	(42,619)	(48,075)
Other income, net	1,780	760	351

Loss before provision for (benefit from) income taxes, net	(53,637)	(41,859)	(47,724)
Provision for (benefit from) income taxes, net	(302)	156	143

Net loss and comprehensive loss	(53,335)	(42,015)	(47,867)

Net loss per common share, basic and diluted	$(0.75)	$(0.84)	$(1.58)

Weighted-average shares used in computing net loss per common share, basic and diluted	70,739,210	49,899,299	30,240,258

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA ONCOLOGY, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2015	30,058,105	$30	$679,528	$(534,187)	$145,371
Issuance of common stock for exercise of stock options	312,841	—	211	—	211
Stock-based compensation	—	—	5,510	—	5,510
Vesting of early exercised stock options	—	—	23	—	23
Net loss	—	—	—	(47,867)	(47,867)

Balance—December 31, 2016	30,370,946	30	685,272	(582,054)	$103,248
Issuance of common stock for exercise of stock options	176,641	—	166	—	166
Cumulative effect of adoption of new accounting standard	—	—	8	(8)	—
Stock-based compensation	—	—	5,905	—	5,905
Issuance of common stock, net of offering costs of $2.1 million	21,847,636	22	27,400	—	27,422
Net loss	—	—	—	(42,015)	(42,015)

Balance—December 31, 2017	52,395,223	52	718,751	(624,077)	94,726
Issuance of common stock for exercise of stock options	120,742	—	180	—	180
Stock-based compensation	—	—	6,796	—	6,796
Issuance of common stock, net of offering costs of $3.2 million	21,850,000	22	45,974	—	45,996
Issuance of common stock warrant	—	—	116	—	116
Net loss	—	—	—	(53,335)	(53,335)

Balance—December 31, 2018	74,365,965	$74	$771,817	$(677,412)	$94,479

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA ONCOLOGY, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,335)	$(42,015)	$(47,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,796	5,905	5,510
Depreciation	111	258	197
Non-cash restructuring charges	—	—	811
Other	(68)	31	15
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,341)	(115)	(362)
Accrued liabilities	2,770	990	(1,713)
Accounts payable	(48)	(1,217)	2,246

Net cash used in operating activities	(45,115)	(36,163)	(41,163)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(118)	(92)	(214)
Proceeds from sale of property and equipment	—	—	43

Net cash used in investing activities	(118)	(92)	(171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon follow-on offering, net of offering costs	45,996	27,422	—
Proceeds from issuance of term loan, net of issuance costs	4,955	—	—
Proceeds from exercise of common stock options	180	166	211
Payment of deferred offering costs	—	—	(15)

Net cash provided by financing activities	51,131	27,588	196

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(88)	(4)	(60)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,810	(8,671)	(41,198)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	100,536	109,207	150,405

CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$106,346	$100,536	$109,207

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$15	$260	$107

Cash paid for interest	$87	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accrued liabilities	$11	$4	$85

Issuance of common stock warrant	$116	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

1.	The Company and Basis of Presentation

Organization and Description of Business

Sierra Oncology, Inc. (together with its subsidiaries, collectively referred to as the “Company”), a Delaware corporation, is a clinical stage drug development company advancing targeted therapeutics for the treatment of patients with unmet medical needs in hematology and oncology. Pursuant to an asset purchase agreement entered into in August 2018 (Note 7), the Company acquired its lead drug candidate, momelotinib, a potent, selective and orally-bioavailable JAK1, JAK2 and ACVR1 inhibitor that has been investigated in two completed Phase 3 clinical trials for the treatment of myelofibrosis and has demonstrated a potentially differentiated therapeutic profile encompassing anemia-related benefits, as well as achieving substantive splenic volume reduction and constitutional symptom control. The Company is also advancing SRA737 and SRA141. SRA737 is a potent, highly selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1), a key regulator of cell cycle progression and the DNA Damage Response (DDR) replication stress response. SRA141 is a potent, selective and orally bioavailable small molecule inhibitor of cell division cycle 7 kinase (Cdc7), a key regulator of DNA replication and involved in the DDR network.

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

As of December 31, 2018, the Company had $106.0 million of cash and cash equivalents. The Company believes that its balance of cash and cash equivalents as of the date of the issuance of these consolidated financial statements is sufficient to fund its current operational plan for at least the next twelve months though it may pursue raising additional capital through equity financings or other arrangements.

Follow On Offerings

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

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

consolidated financial statements include the accounts of Sierra Oncology, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of expense during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to the fair value of stock options and the warrant issued, accruals such as research and development costs, and recoverability of the Company’s net deferred tax assets, and related valuation allowance. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the U.S. Dollar. Transactions denominated in currencies other than the functional currency are recorded at prevailing exchange rates during the period. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are recorded at historical exchange rates. Gains and losses related to remeasurement are recorded in other income, net in the consolidated statements of operations. The net foreign exchange transaction gains (losses) included in other income, net in the accompanying consolidated statements of operations for the year ended December 31, 2018 were insignificant, and were $0.1 million for the years ended December 31, 2017 and 2016.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of funds invested in readily available checking and savings accounts and highly liquid investments in money market funds.

Restricted Cash

Restricted cash, which consists of funds invested in a money market fund, represents collateral for a corporate credit card facility and is included in other assets in the accompanying consolidated balance sheets. Restricted cash at December 31, 2017 also included security deposits required for a facility lease that expired in February 2018.

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

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer and establishing a minimum allowable credit rating.

Fair Value of Financial Instruments

The Company’s cash and cash equivalents, restricted cash, other current assets, accounts payable, and accrued liabilities approximate their fair value at December 31, 2018 and 2017, due to their short duration. The term loan bears interest at prevailing market rates for instruments with similar characteristics, accordingly, the carrying value of this instrument approximates its fair value.

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

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

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

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

The Company’s Chief Executive Officer views the Company’s operations and manages its business in one operating segment, which is the business of researching, developing and commercializing therapies for the treatment of patients with hematology and oncology. Accordingly, the Company has a single reporting segment.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The amendments in this update require that organizations recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company will adopt the new standard effective January 1, 2019 on a modified retrospective basis and will elect the practical expedients package as permitted under the transition guidance. The Company estimates that it will recognize right-of-use assets and total lease liabilities of approximately $1 million on its consolidated balance sheet as of January 1, 2019. Other than disclosed, the Company does not expect the new standard to have a material impact on its consolidated financial statements.

In June 2018, the FASB issued FASB ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company will adopt the new standard effective January 1, 2019 and has determined that the adoption of this new accounting guidance will not have a material impact on its consolidated financial statements.

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

The following shares of common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of December 31,
	2018	2017	2016
Options to purchase common stock	10,504,412	7,470,601	6,543,654
Warrant for common stock	73,529	—	—

Total potential dilutive shares	10,577,941	7,470,601	6,543,654

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

4.	Fair Value Measurements

The Company measures and reports its cash equivalents and restricted cash at fair value. The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$105,224	$—	$—	$105,224
Restricted money market funds	300	—	—	300

Total financial assets	$105,524	$—	$—	$105,524

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$99,792	$—	$—	$99,792
Restricted money market funds	188	—	—	188

Total financial assets	$99,980	$—	$—	$99,980

Money market funds and restricted money market funds are measured at fair value on a recurring basis using quoted prices and are classified as a Level 1 input.

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2018 and 2017.

5.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	December 31,
	2018	2017
	(in thousands)
Cash	$822	$556
Cash equivalents:
Money market accounts	105,224	99,792

Total cash and cash equivalents	$106,046	$100,348

In November 2016, the FASB issued new guidance ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires the beginning-of-period and end-of-period totals on the statement of cash flows to include restricted cash and restricted cash equivalents, as well as disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. The company adopted the guidance effective January 1, 2018 retrospectively to all periods presented. As a result, the consolidated statement of cash flows no longer presents transfers to or from restricted cash.

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows.

	December 31, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$106,046	$100,348
Restricted cash included in other assets	300	188

Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$106,346	$100,536

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2018	2017
	(in thousands)
Prepaid research and development project costs	$762	$549
Other receivables	751	103
Prepaid insurance	555	478
Income taxes receivable	163	—
Other	475	247

Total prepaid expenses and other current assets	$2,706	$1,377

Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2018	2017
	(in thousands)
Software	$325	$254
Leasehold improvements	112	79
Computer equipment	89	93
Furniture and fixtures	3	3

Property and equipment, gross	529	429
Less: accumulated depreciation	(361)	(275)

Total property and equipment, net	$168	$154

Depreciation related to the Company’s property and equipment for the years ended December 31, 2018, 2017 and 2016 was $0.1 million, $0.3 million and $0.2 million, respectively.

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2018	2017
	(in thousands)
Accrued research and development costs	$4,485	$2,763
Accrued employee related costs	3,223	2,699
Accrued professional fees	357	317
Accrued restructuring costs (Note 11)	33	137
Other	714	217

Total accrued liabilities	$8,812	$6,133

6.	Term Loan

On August 21, 2018, the Company entered into a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB), pursuant to which the Company may obtain a loan of aggregate principal amount of up to $15.0 million (Term Loans), which becomes available in three tranches, each of an aggregate principal amount of up to $5.0 million. Contemporaneously with executing the Loan Agreement, the Company drew down the first $5.0 million tranche. The second and third $5.0 million tranches may be drawn only upon the achievement of certain development milestones. Borrowings under the Loan Agreement bear interest at the greater of (i) 6.0% or (ii) a floating per annum rate 1.0% above the prime rate (for an interest rate of 6.50% at December 31, 2018), with interest only due and payable monthly, until March 1, 2020 (unless extended under the conditions set forth in the Loan Agreement), at which time interest and principal will be due and payable in equal monthly payments; and are subject to a final payment fee equal to 6.75% of the aggregate principal amount.

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

The Loan Agreement is secured by substantially all of the Company’s personal property, except for its intellectual property and requires the Company to maintain the lesser of $10 million or 80% of its cash and cash equivalents with SVB. The Loan Agreement contains customary covenants that limit the Company’s ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, among others. The Loan Agreement contains customary events of default that include, among others, non-payment defaults, covenant defaults, the occurrence of a material adverse change, and inaccuracy of representations and warranties. The occurrence of an event of default could result in an increase of 5% to the applicable interest rate, and the consequent obligation for the Company to repay all amounts outstanding under the Loan Agreement.

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

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

advanced. In no event will the number of common stock issuable pursuant to the exercise of the warrant exceed 220,588 in aggregate.

The fair value of the warrant and the debt issuance costs were recorded as debt discounts and together with the final payment fee are being amortized using the effective interest rate method over the term of the loan. As of December 31, 2018, the effective interest rate on the initial tranche of the loan was 9.89% and the unamortized debt discount was $0.1 million. Amortization of the debt discount and the accrual of final payment was $0.1 million for the year ended December 31, 2018.

Scheduled payments due under the Loan Agreement, excluding the final payment fee of $0.3 million and interest payments, are as follows:

December 31, 2018
(in thousands)
2020	$1,667
2021	2,000
2022	1,333

Total	$5,000

For the year ended December 31, 2018, the Company recognized $0.2 million of interest expense related to the Loan Agreement.

7.	Commitments and Contingencies

Asset Purchase Agreement

In August 2018, the Company entered into an asset purchase agreement with Gilead Sciences, Inc. (Gilead) whereby the Company acquired worldwide rights to the pharmaceutical product momelotinib, an investigational inhibitor of Janus kinase, together with all related intellectual property rights and certain other related assets. The Company paid Gilead an upfront payment of $3.0 million in August 2018. The related expense was included in research and development for the year ended December 31, 2018 in the accompanying consolidated statement of operations. The Company will be required to pay Gilead milestone payments of up to an aggregate of $195.0 million upon the achievement of certain development, regulatory and commercial milestones events, including a milestone payment of $5.0 million upon the dosing of the first patient in a registrational clinical trial. These milestones will be accrued once they are considered probable of occurring. In addition, the Company is required to pay Gilead mid-teen to high twenty percent tiered royalties based upon net sales.

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

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

product-by-product and country-by-country basis, tiered high single-digit to low double-digit royalties on the net sales of any product successfully developed.

In May 2016, the Company entered into an exclusive license agreement (Carna License Agreement) with Carna Biosciences, Inc. (Carna) for worldwide rights to develop and commercialize SRA141, a small molecule kinase inhibitor targeting Cdc7. In exchange for this exclusive right, the Company paid Carna an upfront payment of $0.9 million in June 2016. The Company will be required to pay Carna milestone payments of up to an aggregate of $270.0 million upon achievement of certain developmental, regulatory and commercial milestone events, including a milestone payment of $4.0 million upon dosing of the first patient in the first Phase 1 clinical trial for SRA141. These milestones will be accrued once they are considered probable of occurring. As of December 31, 2018, the Company had not recorded any milestone payments to Carna. In addition, the Company is required to pay Carna tiered single-digit royalties on net sales of product candidates (as defined under the Carna License Agreement).

Lease Agreements

In February 2015, the Company entered into an operating lease agreement to sublease office space in Vancouver, Canada. In June 2017, the Company entered into a new operating lease agreement to continue leasing the office space in Vancouver, Canada commencing March 1, 2018. The new lease expires on February 28, 2023 and can be extended for an additional term of 5 years.

In January 2016, the Company entered into an operating lease agreement to lease office space near San Francisco, California. The operating lease agreement expires on April 30, 2019. In September 2017, the Company entered into a sublease agreement to sublet the premises to a third party until April 30, 2019. The fair value of the remaining contractual obligation, net of sublease income was included in accrued liabilities in the accompanying consolidated balance sheets as of December 31, 2018 and 2017.

In addition to base rent, these leases require payment of taxes and other operating costs. These operating costs are not included in the table below.

As of December 31, 2018, the aggregate future non-cancelable minimum lease payments associated with these operating leases are as follows:

Years Ending December 31:	Operating Leases
(in thousands)
2019	$243
2020	208
2021	211
2022	169

Total	$831

The total rent expense for each of the years ended December 31, 2018, 2017 and 2016 was $0.5 million.

Legal

On November 9, 2016, a purported securities class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its executive officers (the New York Lawsuit). The New York Lawsuit was brought by purported stockholders of the Company seeking to represent a class consisting of stockholders who purchased stock between July 15, 2015 and

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

June 6, 2016. The New York Lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act and seeks unspecified damages and other relief. On March 13, 2018, the United States District Court for the Southern District of New York granted the defendants’ motion to dismiss and entered a final judgment dismissing the New York Lawsuit with prejudice. Plaintiffs thereafter filed an appeal. On December 3, 2018, the United States Court of Appeals for the Second Circuit affirmed the district court’s final judgment of dismissal. The Company believes that the claims in the New York Lawsuit are without merit and intends to defend the lawsuit vigorously. At this point in time, the Company does not expect the outcome of these claims will have a material impact on its consolidated financial statements.

On November 18, 2016, a purported securities class action lawsuit was filed in the Superior Court of the State of California for the County of San Mateo against the Company, certain of its executive officers and directors, and the underwriters for the Company’s initial public offering of its common stock. On February 9, 2017, a substantially identical putative class action suit was filed in the Superior Court of the State of California for the County of San Mateo asserting the same claims on behalf of the same putative class (the two lawsuits together, the California Lawsuits). The California Lawsuits were brought by purported stockholders of the Company seeking to represent a class consisting of stockholders who purchased stock pursuant to and/or traceable to the Company’s Registration Statement on Form S-1. The lawsuits assert claims under Sections 11 and 15 of the Exchange Act and seek unspecified damages and other relief. On August 1, 2018, all parties reached a mutually acceptable proposed resolution to the California Lawsuits by way of a mediated settlement, which is subject to final approval by the court. While the Company believes that the claims are without merit, it believes settlement will reduce the ultimate cost and distraction of further litigation. The Company does not expect its portion of the settlement amount to have a material impact on its consolidated financial statements.

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

	December 31,
	2018	2017
Outstanding stock options under equity incentive plans	10,504,412	7,470,601
Shares reserved for future option grants under equity plans	1,945,025	1,503,770
Shares reserved under the 2015 employee stock purchase plan	700,000	700,000
Shares reserved under warrant upon contingent events	147,059	—
Outstanding warrant	73,529	—

Total common stock reserved for issuance	13,370,025	9,674,371

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

9.	Stock-Based Compensation

In the accompanying consolidated statement of operations, the Company recognized stock-based compensation expense for its employees and non-employees as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Research and development	$4,499	$3,966	$3,635
General and administrative	2,297	1,939	1,875

Total stock-based compensation	$6,796	$5,905	$5,510

Determination of Fair Value

The estimated grant-date fair value of all the Company’s stock-based awards was calculated using the Black-Scholes option pricing model, based on the following assumptions:

Year Ended December 31,
	2018	2017	2016
Expected term (in years)	5.3 – 7.0	5.3 – 7.0	5.1 – 9.9
Expected volatility	88 – 91%	86 – 96%	77 – 87%
Risk-free interest rate	2.6 – 3.1%	1.8 – 2.3%	1.1 – 2.4%
Expected dividend rate	—%	—%	—%

The fair value of each stock option grant was determined by the Company on the date of grant using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment and estimation by management.

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

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

Fair Value of Common Stock—The fair value of the Company’s common stock is used to estimate the fair value of the stock-based awards at grant date.

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

Equity Incentive Plans

2018 Equity Inducement Plan

In September 2018, the Company’s Compensation Committee approved the 2018 Equity Inducement Plan (2018 Plan). The number of shares reserved for issuance under the 2018 Plan was set to 1,500,000. The exercise price of each stock-based award issued under the 2018 Plan is required to be no less than the fair value of the Company’s capital stock on the date of grant. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement.

2015 Plan

The 2015 Equity Incentive Plan (2015 Plan) became effective on July 14, 2015. As of December 31, 2018, 8,637,065 shares were reserved for issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will increase automatically on January 1 of each calendar year from 2016 through 2025 by the number of shares equal to 4% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. The Company’s Board of Directors or Compensation Committee may reduce the amount of the increase in any particular year. The exercise price of each stock-based award issued under the 2015 Plan is required to be no less than the fair value of the Company’s capital stock on the date of grant. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement.

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

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

A summary of activity under the 2008 Plan, 2015 Plan and 2018 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Options (in thousands)
Outstanding—December 31, 2017	1,503,770	7,470,601	$3.09	8.12	$12,363
Awards authorized under the 2015 Plan	2,095,808
Awards authorized under the 2018 Plan	1,500,000
Options granted	(3,566,150)	3,566,150	2.35
Options exercised	—	(120,742)	1.49
Options forfeited/cancelled	411,597	(411,597)	2.98

Outstanding—December 31, 2018	1,945,025	10,504,412	$2.86	7.80	$545

Exercisable—December 31, 2018		5,797,657	$3.10	7.00	$542

Vested and expected to vest—December 31, 2018		10,504,412	$2.86	7.80	$545

The weighted-average grant date fair values of options granted during the years ended December 31, 2018, 2017 and 2016 was $1.75, $1.09 and $2.19 per share. The aggregate intrinsic value of options exercised was $0.2 million, $0.2 million and $1.2 million for the years ended December 31, 2018, 2017 and 2016. The total grant date fair value of options vested for the years ended December 31, 2018, 2017 and 2016 was $5.9 million, $6.5 million and $6.1 million.

As of December 31, 2018, total unrecognized stock-based compensation related to unvested stock options was $8.0 million, which the Company expects to recognize over a remaining weighted-average period of 2.1 years.

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

Under the ESPP, participants are offered the options to purchase shares of Company’s common stock at a 15% discount during a series of discrete offering periods, subject to any plan limitations. The ESPP will not become effective until such time as the Compensation Committee determines in the future, and as of December 31, 2018, the initial offering periods had not commenced. As of December 31, 2018, no shares of common stock have been issued to employees participating in the ESPP and 700,000 shares were available for issuance under the ESPP.

10.	Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act significantly revised U.S. tax law by, among other

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

provisions, lowering the U.S. federal statutory income tax rate from 35% to 21%, changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017 and eliminating or reducing certain income tax deductions.

The effects of changes in tax laws are required to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the Tax Act’s provisions, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allowed companies to record the tax effects of the Tax Act on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment.

In connection with the Company’s initial analysis of the Tax Act, it recorded a decrease of its net deferred tax assets of $7.2 million for the period ended December 31, 2017, to account for the rate reduction. This did not have an impact on the Company’s financial statements since its U.S. deferred tax assets are fully offset by a valuation allowance. The Company finalized the analysis during the third quarter of 2018, with no material changes to the initial estimated decrease of its net deferred tax assets, and the accounting is now complete.

The geographical breakdown of loss before provision for income taxes is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
United States	$(54,395)	$(42,425)	$(48,244)
International	758	566	520

Loss before provision for (benefit from) income taxes, net	$(53,637)	$(41,859)	$(47,724)

The components of the provision for (benefit from) income taxes are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Current tax provision (benefit):
Federal	$—	$—	$—
State	—	—	—
Foreign	(180)	183	170

Total current tax provision (benefit)	(180)	183	170

Deferred tax provision (benefit):
Foreign	(122)	(27)	(27)

Total deferred tax provision (benefit)	$(122)	$(27)	$(27)

Total provision for (benefit from) income taxes	$(302)	$156	$143

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

The reconciliation between income taxes computed at the federal statutory income tax rate and the provision for (benefit from) income taxes is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory rate	21.0%	34.0%	34.0%
Effect of:
Change in valuation allowance	(22.2)	69.5	(33.5)
Federal Tax Credit	2.4	(0.9)	1.6
State income tax benefit, net of federal benefit	0.3	0.1	0.1
Effect of ownership change on deferred tax assets	—	(84.8)	—
US tax reform deferred impact on tax rate change	—	(17.3)	—
Other permanent items	(1.0)	(1.0)	(2.5)

Total provision for (benefit from) income taxes	0.5%	(0.4)%	(0.3)%

The components of the deferred tax assets are as follows:

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$18,347	$9,183
Stock based compensation	3,642	2,444
License fee	2,008	1,346
59 (e) expenditures and amortization	1,435	1,435
Research and development credits	1,137	365
Other	972	698

Gross deferred tax assets	27,541	15,471
Valuation allowance	(27,317)	(15,395)

Total deferred tax assets	224	76

Deferred tax liabilities:
Other	39	13

Total deferred tax liabilities	39	13

Total net deferred tax assets	$185	$63

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance and the recorded cumulative net losses in prior fiscal periods, the Company recorded a full valuation allowance of $27.3 million and $15.4 million against the net U.S. deferred tax assets as of December 31, 2018 and 2017. The net valuation allowance increased by $11.9 million for the year ended December 31, 2018. The net valuation allowance decreased by $29.0 million for the year ended December 31, 2017, primarily due to the effects of an ownership change and the Tax Act rate change.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing U.S. deferred tax assets. Based on the weight of all evidence, including a history of operating losses and the Company’s ability to generate future taxable income to

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

realize the assets, management has determined that it is more likely than not that the U.S. deferred tax assets will not be realized.

Utilization of the Company’s net operating loss and U.S. research and development credit carryforwards to offset taxable income are subject to an annual limitation, pursuant to Internal Revenue Code (IRC) Sections 382 and 383. As a result of ownership changes that have occurred, certain of the Company’s tax attributes existing as of the date of the ownership change are not be available for future use. The loss of these attributes does not have any impact on the financial statements since the net U.S. deferred tax assets are offset by a full valuation allowance.

As of December 31, 2018, the Company has U.S. federal tax net operating loss carryforwards of $74.3 million, of which $31.4 million expire in 2037 and $42.9 million are eligible for indefinite carryforward, and state operating loss carryforwards of $56.3 million expiring in years ranging from 2022 to 2038. The Company also has U.S. net tax credit carryforwards of $1.1 million which begin to expire in 2032 and net tax credit carryforwards in a foreign jurisdiction of $0.2 million which begin to expire in 2037.

Uncertain Tax Positions

The activity related to the gross amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Beginning balance	$43	$311	$232
Increases based on tax positions related to prior years	109	—	—
Decreases based on tax positions related to prior years	—	(79)	—
Decreases due to ownership change	—	(232)	—
Increases based on tax positions in current year	112	43	79
Settlement	—	—	—
Lapse of statute of limitations	—	—	—

Ending balance	$264	$43	$311

If recognized, gross unrecognized tax benefits would not have a material impact on the Company’s effective tax rate due to the Company’s full valuation allowance position on the U.S. deferred tax assets. From time to time, the Company is subject to review by tax authorities. It is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions. However, the Company does not expect the changes, if any, to be materially different from what is recorded and will adjust its estimate and liability as necessary.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated statement of operations. Accrued interest and penalties, if applicable, are included in accrued liabilities in the consolidated balance sheet. For the years ended December 31, 2018 and 2017, the Company did not recognize any accrued interest and penalties.

The Company is subject to taxation in the United States, various states, Canada and Australia. Tax years 2015 through 2017 remain open to examination by the United States, various state jurisdictions and Canada. The tax year ended December 31, 2017 remains open to examination in Australia. Other than routine reviews by tax authorities for tax credits claimed, the Company is not under examination in any tax jurisdiction for any year.

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

11.	Restructuring Costs

In June 2016, the Company halted investment in PNT2258 and the DNAi platform and closed the related Phase 2 clinical trials to further enrollment. As a result, the Company closed its research facility in Plymouth, Michigan, renegotiated and terminated certain contracts, and implemented staff reductions in the United States and Canada.

The following table summarizes restructuring activities for the years ended December 31, 2018, 2017 and 2016:

	Contract Termination	Employee Termination	Asset Impairment	Total
	(in thousands)
Accrual balance at December 31, 2015	$—	$—	$—	$—
Restructuring costs charged to research and development expense	2,249	—	—	2,249
Restructuring costs charged to general and administration expense	5	332	130	467
Non-cash charges	(681)	—	(130)	(811)
Cash payments	(909)	(233)	—	(1,142)

Accrual balance at December 31, 2016	$664	$99	$—	$763
Adjustments to research and development expense	(69)	—	—	(69)
Cash payments	(458)	(99)	—	(557)

Accrual balance at December 31, 2017	$137	$—	$—	$137
Adjustments to research and development expense	(99)	—	—	(99)
Cash payments	(5)	—	—	(5)

Accrual balance at December 31, 2018	$33	$—	$—	$33

The accrual balance, which was included in accrued liabilities in the accompanying balance sheet, is currently expected to be substantially paid by 2019.

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

12.	Selected Quarterly Financial Data (Unaudited)

The following tables present certain selected unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2018. This consolidated quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented. The selected consolidated quarterly financial results from operations for the years ended December 31, 2018 and 2017 are set forth therein.

	Fiscal 2018 Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands, except per share amounts)
Operating expenses	$11,754	$12,963	$16,051	$14,649
Net loss(1)	$(11,525)	$(11,960)	$(15,567)	$(14,283)
Basic and diluted net loss per share	$(0.19)	$(0.16)	$(0.21)	$(0.19)

	Fiscal 2017 Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands, except per share amounts)
Operating expenses	$11,154	$10,477	$10,183	$10,805
Net loss(1)	$(11,092)	$(10,329)	$(9,995)	$(10,599)
Basic and diluted net loss per share	$(0.26)	$(0.20)	$(0.19)	$(0.20)

(1)	Net loss from continuing operations and net loss attributable to common stockholders are the same as net loss for all periods presented.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

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

As of December 31, 2018, management assessed the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3. Exhibits

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1+†	Asset Purchase Agreement dated August 20, 2018 by and between the Registrant and YM Biosciences Australia Pty Ltd. and Gilead Sciences, Inc.	10-Q	001-37490	2.1	November 8, 2018

3.1	Restated Certificate of Incorporation.	S-1	333-204921	3.2	June 12, 2015

3.2	Certificate of Amendment to the Restated Certificate of Incorporation.	8-K	001-37490	3.1	January 11, 2017

3.3	Restated Bylaws.	S-1	333-204921	3.4	June 12, 2015

4.1	Form of Common Stock Certificate.	S-1	333-204921	4.1	July 6, 2015

4.2	Third Amended and Restated Investor Rights Agreement, dated April 17, 2014, by and among the Registrant and certain of its stockholders, as amended.	S-1	333-204921	4.2	June 12, 2015

4.3	Warrant dated August 21, 2018 issued to Silicon Valley Bank	10-Q	001-37490	4.1	November 8, 2018

10.1*	Form of Indemnification Agreement.	S-1	333-204921	10.1	June 12, 2015

10.2*	2008 Stock Plan, as amended, and forms of award agreements thereunder.	S-1	333-204921	10.2	June 12, 2015

10.3*	2015 Equity Incentive Plan and forms of award agreements thereunder.	S-1	333-204921	10.3	July 6, 2015

10.4*	2015 Employee Stock Purchase Plan.	S-1	333-204921	10.4	July 6, 2015

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.5*	2018 Equity Inducement Plan and forms of award agreements thereunder.	10-Q	001-37490	10.2	November 8, 2018

10.6*	Form of Executive Officer Employment Agreement.	S-1	333-204921	10.5	July 6, 2015

10.7	Form of Amendment to Executive Officer Employment Agreement (other than Chief Executive Officer)	10-Q	001-37490	10.1	May 9, 2017

10.8*	Form of Employment Agreement between the Registrant and Nick Glover.	S-1	333-204921	10.7	July 6, 2015

10.9+	License Agreement dated May 26, 2016 between the Registrant and Carna Biosciences, Inc.	10-Q	001-37490	10.1	August 12, 2016

10.10+	License Agreement dated September 27, 2016 by and between the Registrant and CRT Pioneer fund LP.	10-Q	001-37490	10.1	November 10, 2016

10.11	Office Lease, dated June 12, 2017, by and between Sierra Oncology Canada ULC and The Cadillac Fairview Corporation Limited, as the duly authorized agent of Ontrea Inc. and Van885 West Georgia GP Ltd., the general partner of Van885 West Georgia LP.	10-Q	001-37490	10.1	August 10, 2017

10.12+	Loan and Security Agreement dated August 21, 2018, by and between the Registrant and Silicon Valley Bank.	10-Q	001-37490	10.1	November 8, 2018

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of independent registered public accounting firm.					X

24.1	Power of Attorney. Reference is made to the signature page hereto.					124

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Schema Linkbase Document.					X

101.CAL	XBRL Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.EXT	XBRL Extension label Linkbase Document.					X

101.PRE	XBRL Presentation Linkbase Document.					X

*	Executive compensation plan or agreement.
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

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2019

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

Signature	Title	Date

/s/ Nick Glover Nick Glover	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019

/s/ Sukhi Jagpal Sukhi Jagpal	Chief Financial Officer (Principal Accounting and Financial Officer)	February 28, 2019

/s/ Donald Parfet Donald Parfet	Chairman of the Board	February 28, 2019

/s/ Andrew Allen Andrew Allen	Director	February 28, 2019

/s/ Jeffrey H. Cooper Jeffrey H. Cooper	Director	February 28, 2019

/s/ Daniel Estes Daniel Estes	Director	February 28, 2019

/s/ Tran Nguyen Tran Nguyen	Director	February 28, 2019

Signature	Title	Date

/s/ Nicole Onetto Nicole Onetto	Director	February 28, 2019

/s/ Robert Pelzer Robert Pelzer	Director	February 28, 2019