Form 10-Q
period 2019-03-31
Sierra Oncology, Inc.
filed 2019-05-08
CIK 1290149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes   ☒    No   ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes   ☒    No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

As of May 6, 2019, there were 74,688,283 shares of the Registrant’s Common Stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

(Title of class)	(Trading Symbol)	(Name of exchange on which registered)
Common Stock, $0.001 par value	SRRA	The Nasdaq Stock Market LLC

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIERRA ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90,908	$106,046
Prepaid expenses and other current assets	3,699	2,706

Total current assets	94,607	108,752
Property and equipment, net	150	168
Operating lease right-of-use asset	716	—
Other assets	622	549

TOTAL ASSETS	$96,095	$109,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued and other liabilities	$6,619	$8,812
Accounts payable	619	1,287

Total current liabilities	7,238	10,099
Term loan	4,763	4,891
Operating lease liabilities	503	—

TOTAL LIABILITIES	12,504	14,990

Commitments and Contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2019 and December 31, 2018; nil shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 74,688,283 and 74,365,965 shares issued and outstanding as of March 31, 2019 and December 31, 2018	74	74
Additional paid-in capital	773,961	771,817
Accumulated deficit	(690,444)	(677,412)

TOTAL STOCKHOLDERS’ EQUITY	83,591	94,479

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$96,095	$109,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$10,137	$8,334
General and administrative	3,365	3,420

Total operating expenses	13,502	11,754

Loss from operations	(13,502)	(11,754)
Other income, net	325	272

Loss before provision for (benefit from) income taxes, net	(13,177)	(11,482)
Provision for (benefit from) income taxes, net	(145)	43

Net loss	$(13,032)	$(11,525)

Net loss per common share, basic and diluted	$(0.17)	$(0.19)

Weighted-average shares used in computing net loss per common share, basic and diluted	74,485,295	59,722,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2018	74,365,965	$74	$771,817	$(677,412)	$94,479
Issuance of common stock for exercise of stock options	322,318	—	445	—	445
Stock-based compensation	—	—	1,699	—	1,699
Net loss	—	—	—	(13,032)	(13,032)

Balance—March 31, 2019	74,688,283	$74	$773,961	$(690,444)	$83,591

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2017	52,395,223	$52	$718,751	$(624,077)	$94,726
Issuance of common stock for exercise of stock options	64,458	—	101	—	101
Stock-based compensation	—	—	1,499	—	1,499
Issuance of common stock, net of offering costs of $3.2 million	21,850,000	22	45,974	—	45,996
Net loss	—	—	—	(11,525)	(11,525)

Balance—March 31, 2018	74,309,681	$74	$766,325	$(635,602)	$130,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,032)	$(11,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,699	1,499
Depreciation and amortization	62	29
Other	(26)	41
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,003)	(795)
Accrued, other and operating lease liabilities	(2,599)	(1,261)
Accounts payable	(667)	(597)

Net cash used in operating activities	(15,566)	(12,609)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14)	—

Net cash used in investing activities	(14)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon follow-on offering, net of offering costs	—	45,996
Proceeds from exercise of common stock options	445	101

Net cash provided by financing activities	445	46,097

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(3)	(20)
NET INCREASE / (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(15,138)	33,468
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	106,346	100,536

CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$91,208	$134,004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for (refund of) income taxes, net	$(29)	$73

Cash paid for interest	$81	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use asset obtained in exchange for operating lease obligation	$771	$—

Property and equipment purchases included in accrued and other liabilities	$—	$21

Offering costs included in accrued and other liabilities	$—	$209

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	The Company and Basis of Presentation

Organization and Description of Business

Sierra Oncology, Inc. (together with its subsidiaries, collectively referred to as the “Company”), a Delaware corporation, is a clinical stage drug development company advancing targeted therapeutics for the treatment of patients with unmet medical needs in hematology and oncology. In August 2018, the Company acquired its lead drug candidate, momelotinib, a potent, selective and orally-bioavailable JAK1, JAK2 and ACVR1 inhibitor that has been investigated in two completed Phase 3 clinical trials for the treatment of myelofibrosis and has demonstrated a potentially differentiated therapeutic profile encompassing anemia-related clinical benefits, as well as achieving substantive splenic volume reduction and constitutional symptom control. The Company is also advancing SRA737 and SRA141. SRA737 is a potent, highly selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1), a key regulator of cell cycle progression and the DNA Damage Response (DDR) replication stress response. SRA141 is a potent, selective and orally bioavailable small molecule inhibitor of cell division cycle 7 kinase (Cdc7), a key regulator of DNA replication and involved in the DDR network.

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

As of March 31, 2019, the Company had $90.9 million of cash and cash equivalents. The Company believes that its balance of cash and cash equivalents as of the date of the issuance of these condensed consolidated financial statements is sufficient to fund its current operational plan for at least the next twelve months though it may pursue raising additional capital through equity financings or other arrangements.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and notes required for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019. There were no significant changes to the accounting policies during the three months ended March 31, 2019 from the significant accounting policies described in Note 2 to the consolidated financial statements in the 2018 Form 10-K, with the exception of the policies noted below. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

These unaudited condensed consolidated financial statements and related disclosure have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The condensed consolidated results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited consolidated financial statements as of that date.

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

Operating Lease Right-of-Use Asset and Lease Liabilities

On January 1, 2019, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) on a modified retrospective basis and did not restate comparative periods as permitted under the transition guidance. The Company elected the package of practical expedients as permitted, which carries forward the Company’s assessments prior to the date of initial application with respect to lease classifications, initial direct costs as well as whether an existing contract contains a lease. The Company also elected to account for lease and non-lease components separately under transition relief available.

The Company recognizes operating leases with terms greater than one year as right-of-use (ROU) assets and lease liabilities on its condensed consolidated balance sheet using the portfolio approach. Lease liabilities and ROU assets are recorded based on the present value of future lease payments over the contractual terms of the operating leases. The Company utilized its incremental borrowing rate from information available as at the date of initial adoption in determining the present value of the future lease payments. The lease liabilities and ROU asset are amortized over the term of the lease with operating lease expenses being recognized on a straight-line basis over the lease terms. Please see Note 6, Leases below for further disclosures associated with the impact of the new standard.

Stock-Based Compensation

The Company accounts for stock-based payments at fair value, which is measured using the Black-Scholes option-pricing model. For stock-based awards that vest subject to the satisfaction of a service requirement, the fair value measurement date for stock-based compensation awards is the date of grant and the expense is recognized on a straight-line basis over the vesting period, which is generally the service period. The Company accounts for forfeitures as they occur.

On January 1, 2019, the Company adopted FASB ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the guidance for share-based payments issued for goods and services for employees and nonemployees. The adoption of this new accounting guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

The following shares of common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	March 31, 2019	March 31, 2018
	(in thousands)
Options to purchase common stock	13,198,385	10,202,831
Warrant for common stock	73,529	—

Total potential dilutive shares	13,271,914	10,202,831

4.	Fair Value Measurements

The Company measures and reports its cash equivalents and restricted cash at fair value. The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$90,238	$—	$—	$90,238
Restricted money market funds	300	—	—	300

Total financial assets	$90,538	$—	$—	$90,538

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$105,224	$—	$—	$105,224
Restricted money market funds	300	—	—	300

Total financial assets	$105,524	$—	$—	$105,524

Money market funds and restricted money market funds are measured at fair value on a recurring basis using quoted prices and are classified as a Level 1 input.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2019.

5.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Cash	$670	$822
Cash equivalents:
Money market accounts	90,238	105,224

Total cash and cash equivalents	$90,908	$106,046

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows.

	March 31, 2019	March 31, 2018
	(in thousands)
Cash and cash equivalents	$90,908	$133,829
Restricted cash included in other assets	300	175

Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$91,208	$134,004

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Other receivables	$1,487	$751
Prepaid research and development project costs	1,050	762
Prepaid insurance	371	555
Income taxes receivable	138	163
Other	653	475

Total prepaid expenses and other current assets	$3,699	$2,706

Property and Equipment, net

Property and equipment, net consists of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Software	$327	$325
Leasehold improvements	112	112
Computer equipment	89	89
Furniture and fixtures	3	3

Property and equipment, gross	531	529
Less: accumulated depreciation	(381)	(361)

Total property and equipment, net	$150	$168

Depreciation related to the Company’s property and equipment was $21,000 and $29,000 for the three months ended March 31, 2019 and 2018, respectively.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Accrued research and development costs	$3,995	$4,485
Accrued employee-related costs	1,233	3,223
Accrued professional fees	704	357
Operating lease liabilities	171	—
Current portion of term loan	168	—
Accrued restructuring costs	30	33
Other	318	714

Total accrued and other liabilities	$6,619	$8,812

6.	Leases

In June 2017, the Company entered into an operating lease agreement to lease the office space in Vancouver, Canada commencing March 1, 2018. The lease expires on February 28, 2023 and can be extended for an additional term of 5 years.

In January 2016, the Company entered into an operating lease agreement to lease office space near San Francisco, California. The operating lease agreement expires on April 30, 2019. In September 2017, the Company entered into a sublease agreement to sublet the premises to a third party until April 30, 2019.

On January 1, 2019, with the adoption of ASU 2016-02, the Company recognized operating lease right-of-use asset of $0.8 million and operating lease liabilities of $0.7 million for these leases.

The components of lease expense and related cash flows for the three months ended March 31, 2019 were as follows:

March 31, 2019
(in thousands)
Operating lease cost	51
Short-term lease cost	29

80

Operating cash flows used for operating leases	$40

The total rent expense was $0.1 million for the three months ended March 31, 2018.

As of March 31, 2019, the weighted average remaining lease term and discount rate for the operating leases are 3.9 years and 6.5%, respectively.

As of March 31, 2019, maturities of lease liabilities due under the lease agreements are as follows:

Years Ending December 31:	Operating Leases
(in thousands)
Remainder of 2019	$157
2020	212
2021	216
2022	172

Total lease payments	757
Less imputed interest	(83)

Total	$674

In addition to base rent, these leases require payment of non-lease and non-component costs. These costs are not included.

7.	Term Loan

On August 21, 2018, the Company entered into a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB), pursuant to which the Company may obtain a loan of aggregate principal amount of up to $15.0 million (Term Loans), which becomes available in three tranches, each of an aggregate principal amount of up to $5.0 million. Contemporaneously with executing the Loan Agreement, the Company drew down the first $5.0 million tranche. The second and third $5.0 million tranches may be drawn only upon the achievement of certain development milestones. Borrowings under the Loan Agreement bear interest at the greater of (i) 6.0% or (ii) a floating per annum rate 1.0% above the prime rate (for an interest rate of 6.50% at March 31, 2019), with interest only due and payable monthly, until March 1, 2020, at which time interest and principal will be due and payable monthly in equal monthly payments; are subject to a final payment fee equal to 6.75% of the aggregate principal amount.

The Company may prepay all, but not less than all, of the loaned amounts subject to a prepayment fee. The Loan Agreement is secured by substantially all of the Company’s personal property, except for its intellectual property and requires the Company to maintain the lesser of $10 million or 80% of its cash and cash equivalents with SVB. The Loan Agreement contains customary covenants and customary events of default. The occurrence of an event of default could result in an increase to the applicable interest rate of 5.0%, and the consequent obligation for the Company to repay all amounts outstanding under the Loan Agreement.

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

The fair value of the warrant and the debt issuance costs were recorded as debt discounts and together with the final payment fee are being amortized using the effective interest rate method over the term of the loan. As of March 31, 2019, the effective interest rate on the initial tranche of the loan was 9.89% and the unamortized debt discount was $0.1 million. Amortization of the debt discount and accrual of final payment was $0.1 million for the three months ended March 31, 2019.

Scheduled payments due under the Loan Agreement, excluding the final payment fee of $0.3 million and interest payments, are as follows:

March 31, 2019
(in thousands)
2020	$1,667
2021	2,000
2022	1,333

Total	$5,000

During the three months ended March 31, 2019, the Company recognized $0.1 million of interest expense related to the Loan Agreement. The Company did not incur interest expense for the three months ended March 31, 2018.

8.	Commitments and Contingencies

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

In May 2016, the Company entered into an exclusive license agreement (Carna License Agreement) with Carna Biosciences, Inc. (Carna) for worldwide rights to develop and commercialize SRA141, a small molecule kinase inhibitor targeting Cdc7. In exchange for this exclusive right, the Company paid Carna an upfront payment of $0.9 million in June 2016. The Company will be required to pay Carna milestone payments of up to an aggregate of $270.0 million upon achievement of certain developmental, regulatory and commercial milestone events, including a milestone payment of $4.0 million upon dosing of the first patient in the first Phase 1 clinical trial for SRA141. These milestones will be accrued once they are considered probable of occurring. As of March 31, 2019, the Company had not recorded any milestone payments to Carna. In addition, the Company is required to pay Carna tiered single-digit royalties on net sales of product candidates (as defined under the Carna License Agreement).

Legal

On November 9, 2016, a purported securities class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its executive officers (the New York Lawsuit). The New York Lawsuit was brought by purported stockholders of the Company seeking to represent a class consisting of stockholders who purchased stock between July 15, 2015 and June 6, 2016. The New York Lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act and seeks unspecified damages and other relief. On March 13, 2018, the United States District Court for the Southern District of New York granted the defendants’ motion to dismiss and entered a final judgment dismissing the New York Lawsuit with prejudice. Plaintiffs thereafter filed an appeal. On December 3, 2018, the United States Court of Appeals for the Second Circuit affirmed the district court’s final judgment of dismissal. The plaintiffs did not file a notice or petition for further appellate review in this matter.

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

9.	Common Stock Reserved for Issuance

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to effect the conversion of all outstanding options granted and available for grant under the incentive plans, shares reserved for issuance under the employee stock purchase plan and issued warrant.

	March 31, 2019	December 31, 2018
Outstanding stock options under equity incentive plans	13,198,385	10,504,412
Shares reserved for future option grants under equity incentive plans	1,903,372	1,945,025
Shares reserved under the 2015 employee stock purchase plan	700,000	700,000
Shares reserved under warrant upon contingent events	147,059	147,059
Outstanding warrant	73,529	73,529

Total common stock reserved for issuance	16,022,345	13,370,025

10.	Stock-Based Compensation

In the accompanying condensed consolidated statements of operations, the Company recognized stock-based compensation expense for its employees and non-employees as follows:

	Three Months Ended March 31,
	2019	2018
Research and development	$1,184	$998
General and administrative	515	501

Total stock-based compensation	$1,699	$1,499

Determination of Fair Value

The estimated grant-date fair values of all of the Company’s stock-based awards were calculated using the Black-Scholes option pricing model, based on assumptions as follows:

Three Months Ended March 31,
	2019	2018
Expected term (in years)	5.3 — 6.9	5.4 — 6.9
Expected volatility	91 — 94%	88 — 91%
Risk-free interest rate	2.5 — 2.6%	2.7 — 2.8%
Expected dividend rate	—%	—%

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

2015 Plan

The 2015 Equity Incentive Plan (2015 Plan) became effective on July 14, 2015. As of March 31, 2019, 11,617,575 shares were reserved for issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will increase automatically on January 1 of each calendar year 2016 through 2025 by the number of shares equal to 4% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. The Company’s Board of Directors or Compensation Committee may reduce the amount of the increase in any particular year. The exercise price of each stock-based award issued under the 2015 Plan is required to be no less than the fair value of the Company’s capital stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement.

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

A summary of activity under the 2008 Plan, 2015 Plan and 2018 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Options (in thousands)
Outstanding — December 31, 2018	1,945,025	10,504,412	$2.86	7.80	$545
Awards authorized	2,974,638
Options granted	(3,093,300)	3,093,300	1.93
Options exercised	—	(322,318)	1.38
Options forfeited/cancelled	77,009	(77,009)	5.59

Outstanding — March 31, 2019	1,903,372	13,198,385	$2.66	8.13	$1,358

Exercisable — March 31, 2019		6,571,244	$3.09	7.06	$1,185

Vested and expected to vest — March 31, 2019		13,198,385	$2.66	8.13	$1,358

The weighted-average grant date fair values of options granted during the three months ended March 31, 2019 and 2018 was $1.47 and $1.76 per share, respectively. The aggregate intrinsic value of options exercised was $0.1 million for the three months ended March 31, 2019 and 2018. The total grant date fair value of options vested for the three months ended March 31, 2019 and 2018 was $2.7 million and $1.7 million, respectively.

As of March 31, 2019, total unrecognized stock-based compensation related to unvested stock options was $10.8 million. These costs are expected to be recognized over a remaining weighted-average period of 2.7 years as of March 31, 2019.

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

Under the ESPP, participants are offered the option to purchase shares of the Company’s common stock at a 15% discount during a series of discrete offering periods, subject to any plan limitations. The ESPP will not become effective until such time as the Compensation Committee determines in the future, and as of March 31, 2019, the initial offering periods had not commenced. As of March 31, 2019, no shares of common stock have been issued to employees participating in the ESPP and 700,000 shares were available for issuance under the ESPP.

11.	Income Taxes

The Company did not record a provision for U.S. federal income taxes for the three months ended March 31, 2019 because it expects to generate a loss for the year ended December 31, 2019. The net income tax benefit of $0.1 million for the three months ended March 31, 2019 primarily represented income tax benefit resulting from foreign research and development tax credits. Income tax expense of $43,000 for the three months ended March 31, 2018 represented foreign taxes. The Company’s net U.S. deferred tax assets continue to be offset by a full valuation allowance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this quarterly report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2018, included in our Annual Report on Form 10-K. This discussion and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We are currently advancing discussions with regulators to determine the registration path for momelotinib and anticipate reporting next steps in the second quarter of 2019. Our anticipated registration strategy envisions conducting one additional Phase 3 trial in second line myelofibrosis patients, in order to recapitulate the meaningful clinical benefits observed in the two previously completed Phase 3 trials, and we have started undertaking preparatory activities for this planned study.

We are also advancing SRA737, our potent, highly selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1). Chk1 is a key regulator of cell cycle progression and the DNA Damage Response (DDR) replication stress response. In cancer cells, intrinsic replication stress is induced by factors such as oncogenes (e.g., CCNE1 or MYC), genetic mutations in DNA repair machinery (e.g., BRCA1 or FANCA), genetic mutations leading to a dysregulated cell cycle (e.g., TP53 or RAD50) or other genomic alterations. Replication stress can also be induced by certain exogeneous factors, such as the use of non-cytotoxic low-dose gemcitabine (LDG). This replication stress results in persistent DNA damage and genomic instability leading to an increased dependency on Chk1 for survival. Targeted inhibition of Chk1 by SRA737 may therefore be synthetically lethal to cancer cells with elevated intrinsic replication stress, either alone or in combination with LDG, in a range of tumor indications. The combination of SRA737 with other modalities, such as other agents that target the DDR network and certain chemotherapeutics, may also provide synergistic anti-tumor activity via a variety of potential biological mechanisms. Importantly, the oral bioavailability of SRA737 may afford greater dosing flexibility for both monotherapy and combination therapy settings than is possible with intravenously administered agents.

We are pursuing an innovative development plan for SRA737, which is currently being evaluated in two Phase 1/2 clinical trials in patients with advanced cancer. Our SRA737-01 trial is intended to evaluate SRA737’s potential to induce synthetic lethality as monotherapy, while the SRA737-02 trial is intended to evaluate the combination of SRA737 potentiated by non-cytotoxic LDG. We expect to report preliminary data from both trials at the 2019 ASCO Annual Meeting being held in early June 2019.

In addition, we have designed clinical trials and have conducted preclinical research evaluating SRA737 in combination with other DDR-targeted agents, including poly ADP-ribose polymerase (PARP) inhibitors, as well as with immuno-oncology therapeutics, that could guide the next planned wave of clinical development for our asset, potentially further broadening its therapeutic utility.

•

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

•

During the first quarter of 2019, we reported preclinical data for SRA737+LDG, in combination with immunotherapy, in a late-breaking oral presentation at the American Association of Cancer Research (AACR) Annual Meeting 2019. In the study, SRA737+LDG demonstrated significant anti-tumor activity when combined with anti-PD-L1 in a mouse model of SCLC, resulting in durable tumor regressions. These findings provide a mechanistic basis for the growing body of evidence demonstrating a synergistic interplay between replication stress and anti-tumor immune responses and afford a compelling rationale for evaluating SRA737+LDG with immunotherapy in the clinic.

Our pipeline also includes SRA141, a potent, selective, orally bioavailable small molecule inhibitor of cell division cycle 7 kinase (Cdc7). During the first quarter of 2019, we reported preclinical data in a late-breaking poster presented at the AACR Annual Meeting 2019, highlighting a potentially novel mechanism of cytotoxicity for SRA141 that is distinct from other agents. This differentiated mechanism of action, in which SRA141 alters DNA replication dynamics and delays cell cycle progression, could support a unique spectrum of clinical opportunities for SRA141 as both monotherapy and in combination with other agents. We successfully completed the IND filing process with the FDA for SRA141 in 2018 and have prepared for a potential Phase 1/2 trial with this drug candidate in patients with advanced colorectal cancer. We are currently evaluating the optimal timing to commence our first clinical trial with SRA141 within the context of our recently expanded portfolio.

We retain the global commercialization rights to momelotinib, SRA737 and SRA141.

Since inception, we have devoted substantially all of our resources to research and development activities, including the clinical development of our current product candidates, momelotinib, SRA737 and SRA141, and our former lead product candidate PNT2258, and to provide general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. Our net losses were $13.0 million and $11.5 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $690.4 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

We have funded our operations to date primarily from the issuance and sale of our common stock through public offerings, and our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through debt financings and exercises of our preferred stock warrants. As of March 31, 2019, we had cash and cash equivalents of $90.9 million.

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

The largest recurring component of our total operating expenses has historically been our investment in research and development activities, including the preclinical and clinical development of our product candidates SRA737 and SRA141. We expect our research and development expenses will increase over the next few years as we advance our development programs, including our recently acquired product candidate momelotinib, achieve development milestones that trigger payments due under certain agreements, pursue regulatory approval of our product candidates in the United States and other jurisdictions, expand our portfolio of product candidates and prepare for potential commercialization, which will require a significant investment in areas related to contract manufacturing and inventory buildup.

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

Other Income, net

Other income, net primarily consists of (i) interest and dividends earned on our cash and cash equivalents, (ii) interest expense associated with our term loan and non-cash interest costs associated with the amortization of the debt discount and accrual of the final payment fee, and (iii) foreign currency exchange gains and losses related to transactions and monetary asset and liability balances denominated in currencies other than the U.S. dollar. Foreign currency exchange gains and losses may fluctuate in the future due to changes in foreign currency exchange rates.

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

We did not record a provision for U.S. federal income taxes for the three months ended March 31, 2019 because we expect to generate a loss for the year ended December 31, 2019. Our tax benefit relates to research and development tax credits in Canada and our income tax provision relates to income taxes in Canada and Australia. Our net U.S. deferred tax assets continue to be offset by a full valuation allowance.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

	Three Months Ended March 31,		Change
	2019	2018	$
	(in thousands)
Operating expenses:
Research and development	$10,137	$8,334	$1,803
General and administrative	3,365	3,420	(55)

Total operating expenses	13,502	11,754	1,748

Loss from operations	(13,502)	(11,754)	(1,748)
Other income, net	325	272	53

Loss before provision for (benefit from) income taxes, net	(13,177)	(11,482)	(1,695)
Provision for (benefit from) income taxes, net	(145)	43	(188)

Net loss	$(13,032)	$(11,525)	$(1,507)

Research and Development

Research and development expenses increased $1.8 million, from $8.3 million for the three months ended March 31, 2018 to $10.1 million for the three months ended March 31, 2019. The increase was primarily due to an increase of $1.7 million in clinical trial costs related to momelotinib and SRA737, and a $1.3 million increase in personnel-related and overhead costs for the three months ended March 31, 2019. These increased costs were partially offset by a $0.8 million decrease in third party manufacturing costs related to SRA737 and a $0.4 million decrease in research and preclinical costs for the three months ended March 31, 2019.

General and Administrative

General and administrative expenses remained consistent at $3.4 million for the three months ended March 31, 2019 and 2018.

Other Income, net

Other income, net of $0.3 million for the three months ended March 31, 2019 primarily comprised of interest income, partially offset by interest expense on the SVB loan. Other income, net of $0.3 million for the three months ended March 31, 2018 primarily consisted of interest income.

Provision for (benefit from) income taxes, net

Net benefit from income taxes was $0.1 million for the three months ended March 31, 2019, compared to provision for income taxes of $43,000 for the three months ended March 31, 2018. The net benefit from income taxes during the three months ended March 31, 2019 primarily represented benefit from foreign research and development tax credits.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have never generated revenue and have incurred significant net losses. We have funded our operations to date primarily from the issuance and sale of our common stock through public offerings, and our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through debt financings and exercises of our preferred stock warrants. Our net losses for the three months ended March 31, 2019 and 2018 were $13.0 million and $11.5 million, respectively. As of March 31, 2019, we had an accumulated deficit of $690.4 million. Our principal sources of liquidity as of March 31, 2019 were cash and cash equivalents of $90.9 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash used in operating activities	$(15,566)	$(12,609)
Cash used in investing activities	(14)	—
Cash provided by financing activities	445	46,097
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(3)	(20)

Net increase (decrease) in cash, cash equivalents and restricted cash	$(15,138)	$33,468

Cash Flows from Operating Activities

For the three months ended March 31, 2019, cash used in operating activities of $15.6 million was attributable to a net loss of $13.0 million and a net change of $4.3 million in our net operating assets and liabilities, partially offset by $1.7 million in non-cash charges. The non-cash charges consisted primarily of $1.7 million in stock-based compensation. The change in net operating assets and liabilities was primarily attributable to a decrease in our accounts payable, accrued and other liabilities and operating lease liabilities of $3.3 million and an increase in prepaid expenses and other assets of $1.0 million.

For the three months ended March 31, 2018, cash used in operating activities of $12.6 million was attributable to a net loss of $11.5 million, partially offset by $1.6 million in non-cash charges and a net change of $2.7 million in our net operating assets and liabilities. The non-cash charges consisted primarily of $1.5 million in stock-based compensation. The change in net operating assets and liabilities was primarily attributable to a decrease in our accounts payable and accrued and other liabilities of $1.9 million and an increase in prepaid expenses and other assets of $0.8 million.

Cash Flows from Investing Activities

For the three months ended March 31, 2019, cash used in investing activities was attributable to the purchase of property and equipment. There were no investing activities for the three months ended March 31, 2018.

Cash Flows from Financing Activities

For the three months ended March 31, 2019, cash provided by financing activities of $0.4 million consisted of net proceeds received from the exercise of options to purchase common stock.

For the three months ended March 31, 2018, cash provided by financing activities of $46.1 million was primarily attributable to net proceeds received from the sale and issuance of our common stock upon our follow-on offerings.

Off-Balance Sheet Arrangements

We do not currently engage in off-balance sheet financing arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structure finance entities.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that the assumptions and estimates associated with research and development expenses and stock-based compensation have the most significant impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities and foreign currency risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $90.9 million as of March 31, 2019, which consisted primarily of bank deposits and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

In addition, we had an outstanding balance of $5.0 million under our Loan Agreement as of March 31, 2019. Borrowings under the Loan Agreement bear interest at the greater of 6% or a floating per annum rate of 1.0% above the prime rate (for an interest rate of 6.50% at March 31, 2019). The effect of a hypothetical 10% change in interest rates would not have a material impact on our operating loss.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

On November 9, 2016, a purported securities class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain of our executive officers (the New York Lawsuit). The New York Lawsuit was brought by purported stockholders of our company seeking to represent a class consisting of stockholders who purchased stock between July 15, 2015 and June 6, 2016. The New York Lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act and seeks unspecified damages and other relief. On March 13, 2018, the United States District Court for the Southern District of New York granted the defendants’ motion to dismiss and entered a final judgment dismissing the New York Lawsuit with prejudice. Plaintiffs thereafter filed an appeal. On December 3, 2018, the United States Court of Appeals for the Second Circuit affirmed the district court’s final judgment of dismissal. The plaintiffs did not file a notice or petition for further appellate review in this matter.

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

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

SIERRA ONCOLOGY, INC.
Date: May 8, 2019	By:	/s/ Nick Glover
Dr. Nick Glover
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 8, 2019	By:	/s/ Sukhi Jagpal
Sukhi Jagpal
Chief Financial Officer
(Principal Financial Officer)