Form 10-Q
period 2019-06-30
Sierra Oncology, Inc.
filed 2019-08-08
CIK 1290149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

(604) 558-6536

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	SRRA	The Nasdaq Stock Market LLC

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

As of August 6, 2019, there were 74,688,283 shares of the Registrant’s Common Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (Quarterly Report) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and section 27A of the Securities Act of 1933, as amended (Securities Act). All statements contained in this Quarterly Report other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. These forward-looking statements may include, but are not limited to, statements regarding our current and future nonclinical and clinical development activities, efficacy and safety profile of our product candidates, expected timing and results of clinical trials, expected timing of the execution of, and expected results from, non-dilutive strategic options, collaborations with third parties, the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, future results of operations and financial position, business strategy and plans, market size, potential growth opportunities and our objectives for future operations. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIERRA ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$78,831	$106,046
Prepaid expenses and other current assets	3,761	2,706

Total current assets	82,592	108,752
Property and equipment, net	134	168
Operating lease right-of-use asset	671	—
Other assets	778	549

TOTAL ASSETS	$84,175	$109,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued and other liabilities	$7,064	$8,812
Accounts payable	1,203	1,287
Current portion of term loan	668	—

Total current liabilities	8,935	10,099
Term loan	4,303	4,891
Operating lease liability	466	—

TOTAL LIABILITIES	13,704	14,990

Commitments and Contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2019 and December 31, 2018; nil shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 74,688,283 and 74,365,965 shares issued and outstanding as of June 30, 2019 and December 31, 2018	74	74
Additional paid-in capital	775,719	771,817
Accumulated deficit	(705,322)	(677,412)

TOTAL STOCKHOLDERS’ EQUITY	70,471	94,479

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,175	$109,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$11,728	$8,785	$21,865	$17,119
General and administrative	3,479	4,178	6,844	7,598

Total operating expenses	15,207	12,963	28,709	24,717

Loss from operations	(15,207)	(12,963)	(28,709)	(24,717)
Other income, net	348	582	673	854

Loss before provision for (benefit from) income taxes, net	(14,859)	(12,381)	(28,036)	(23,863)
Provision for (benefit from) income taxes, net	19	(421)	(126)	(378)

Net loss	$(14,878)	$(11,960)	$(27,910)	$(23,485)

Net loss per common share, basic and diluted	$(0.20)	$(0.16)	$(0.37)	$(0.35)

Weighted-average shares used in computing net loss per common share, basic and diluted	74,688,283	74,320,415	74,587,350	67,061,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2018	74,365,965	$74	$771,817	$(677,412)	$94,479
Issuance of common stock for exercise of stock options	322,318	—	445	—	445
Stock-based compensation	—	—	1,699	—	1,699
Net loss	—	—	—	(13,032)	(13,032)

Balance — March 31, 2019	74,688,283	74	773,961	(690,444)	83,591
Stock-based compensation	—	—	1,758	—	1,758
Net loss	—	—	—	(14,878)	(14,878)

Balance — June 30, 2019	74,688,283	$74	$775,719	$(705,322)	$70,471

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2017	52,395,223	$52	$718,751	$(624,077)	$94,726
Issuance of common stock for exercise of stock options	64,458	—	101	—	101
Stock-based compensation	—	—	1,499	—	1,499
Issuance of common stock, net of offering costs of $3.2 million	21,850,000	22	45,974	—	45,996
Net loss	—	—	—	(11,525)	(11,525)

Balance — March 31, 2018	74,309,681	74	766,325	(635,602)	130,797
Issuance of common stock for exercise of stock options	24,500	—	32	—	32
Stock-based compensation	—	—	1,782	—	1,782
Net loss	—	—	—	(11,960)	(11,960)

Balance — June 30, 2018	74,334,181	$74	$768,139	$(647,562)	$120,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,910)	$(23,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,457	3,281
Depreciation and amortization	126	59
Other	(4)	(170)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,071)	(1,043)
Accrued, other and operating lease liabilities	(2,136)	693
Accounts payable	(84)	(212)

Net cash used in operating activities	(27,622)	(20,877)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(19)	(30)

Net cash used in investing activities	(19)	(30)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon follow-on offering, net of offering costs	—	45,996
Proceeds from exercise of common stock options	445	133

Net cash provided by financing activities	445	46,129

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(19)	(33)
NET INCREASE / (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(27,215)	25,189
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	106,346	100,536

CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$79,131	$125,725

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for (refund of) income taxes, net	$(21)	$104

Cash paid for interest	$163	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use asset obtained in exchange for operating lease obligation	$771	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	The Company and Basis of Presentation

Organization and Description of Business

Sierra Oncology, Inc. (together with its subsidiaries, collectively referred to as the “Company”), a Delaware corporation, is a late stage drug development company focused on advancing targeted therapeutics for the treatment of patients with significant unmet medical needs in hematology and oncology. In August 2018, the Company acquired its lead drug candidate, momelotinib, a potent, selective and orally-bioavailable JAK1, JAK2 and ACVR1 inhibitor that has been investigated in two completed Phase 3 clinical trials for the treatment of myelofibrosis and has demonstrated a potentially differentiated therapeutic profile encompassing anemia-related clinical benefits, as well as achieving substantive splenic volume reduction and constitutional symptom control. The Company is also developing a portfolio of DNA Damage Response (DDR) assets, consisting of SRA737 and SRA141, and is conducting a campaign intended to seek non-dilutive strategic options to support their further advancement. SRA737 is a potent, highly selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1), a key regulator of cell cycle progression and the DDR. SRA141 is a potent, selective and orally bioavailable small molecule inhibitor of Cell division cycle 7 kinase (Cdc7), a key regulator of DNA replication and involved in the DDR network.

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

As of June 30, 2019, the Company had $78.8 million of cash and cash equivalents. The Company believes that its balance of cash and cash equivalents as of the date of the issuance of these condensed consolidated financial statements is sufficient to fund its current operational plan for at least the next twelve months though it may pursue raising additional capital through equity financings or other arrangements.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and notes required for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019. There were no significant changes to the accounting policies during the six months ended June 30, 2019 from the significant accounting policies described in Note 2 to the consolidated financial statements in the 2018 Form 10-K, with the exception of the policies noted below. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

These unaudited condensed consolidated financial statements and related disclosure have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The condensed consolidated results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited consolidated financial statements as of that date.

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

Operating Lease Right-of-Use Asset and Lease Liability

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

The Company recognizes an operating lease with terms greater than one year as right-of-use (ROU) asset and lease liability on its condensed consolidated balance sheet using the portfolio approach. Lease liability and ROU asset are recorded based on the present value of future lease payments over the contractual term of the operating lease. The Company utilized its incremental borrowing rate from information available as at the date of initial adoption in determining the present value of the future lease payments. The lease liability and ROU asset are amortized over the term of the lease with operating lease expense being recognized on a straight-line basis over the lease term. Please see Note 6, Leases below for further disclosures associated with the impact of the new standard.

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

The following shares of common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	June 30, 2019	June 30, 2018
	(in thousands)
Options to purchase common stock	13,262,054	10,569,959
Warrant for common stock	73,529	—

Total potential dilutive shares	13,335,583	10,569,959

4.	Fair Value Measurements

The Company measures and reports its cash equivalents and restricted cash at fair value. The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$78,164	$—	$—	$78,164
Restricted money market funds	300	—	—	300

Total financial assets	$78,464	$—	$—	$78,464

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$105,224	$—	$—	$105,224
Restricted money market funds	300	—	—	300

Total financial assets	$105,524	$—	$—	$105,524

Money market funds and restricted money market funds are measured at fair value on a recurring basis using quoted prices and are classified as a Level 1 input. The Company’s cash and cash equivalents, restricted cash, other current assets, accounts payable, accrued and other liabilities and current portion of term loan approximate their fair values due to their short duration. Based on prevailing market interest rates for instruments with similar characteristics, the carrying values of the term loan and long-term portion of operating lease liability approximate their fair values.

There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2019.

5.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Cash	$667	$822
Cash equivalents:
Money market accounts	78,164	105,224

Total cash and cash equivalents	$78,831	$106,046

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows.

	June 30, 2019	June 30, 2018
	(in thousands)
Cash and cash equivalents	$78,831	$125,425
Restricted cash included in other assets	300	300

Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$79,131	$125,725

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Prepaid research and development project costs	$1,545	$762
Other receivables	1,457	751
Prepaid insurance	185	555
Income taxes receivable	115	163
Other	459	475

Total prepaid expenses and other current assets	$3,761	$2,706

Property and Equipment, net

Property and equipment, net consists of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Software	$332	$325
Leasehold improvements	112	112
Computer equipment	89	89
Furniture and fixtures	3	3

Property and equipment, gross	536	529
Less: accumulated depreciation	(402)	(361)

Total property and equipment, net	$134	$168

Depreciation related to the Company’s property and equipment was $21,000 and $42,000 for the three and six months ended June 30, 2019 and $30,000 and $0.1 million for the three and six months ended June 30, 2018.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Accrued research and development costs	$3,597	$4,485
Accrued employee-related costs	1,955	3,223
Accrued professional fees	1,016	357
Operating lease liability	177	—
Accrued restructuring costs	30	33
Other	289	714

Total accrued and other liabilities	$7,064	$8,812

6.	Leases

In June 2017, the Company entered into an operating lease agreement to lease the office space in Vancouver, Canada commencing March 1, 2018. The lease expires on February 28, 2023 and can be extended for an additional term of 5 years.

In January 2016, the Company entered into an operating lease agreement to lease office space near San Francisco, California. In September 2017, the Company entered into a sublease agreement to sublet the premises to a third party. Both the operating lease and sublease agreements expired on April 30, 2019.

On January 1, 2019, with the adoption of ASU 2016-02, the Company recognized operating lease right-of-use asset of $0.8 million and operating lease liabilities of $0.7 million for these leases.

The components of lease expense and related cash flows for the three and six months ended June 30, 2019 were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in thousands)
Operating lease cost	$51	$102
Short-term lease cost	29	58

	80	160

Operating cash flows used for operating leases	$52	$92

The total rent expense was $0.1 and $0.2 million for the three and six months ended June 30, 2018, respectively.

As of June 30, 2019, the weighted average remaining lease term and discount rate for the operating lease are 3.67 years and 6.5%, respectively.

As of June 30, 2019, maturities of lease liability due under the lease agreement are as follows:

Years Ending December 31:	Operating Leases
(in thousands)
Remainder of 2019	$107
2020	216
2021	219
2022	175

Total lease payments	717
Less imputed interest	(74)

Total	$643

In addition to base rent, these leases require payment of non-lease and non-component costs. These costs are not included in the table above.

7.	Term Loan

On August 21, 2018, the Company entered into a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB), pursuant to which the Company could obtain a loan of aggregate principal amount of up to $15.0 million (Term Loans), which would become available in three tranches, each of an aggregate principal amount of up to $5.0 million. Contemporaneously with executing the Loan Agreement, the Company drew down the first $5.0 million tranche. The second $5.0 million tranche expired on June 30, 2019 and the third $5.0 million tranche may be drawn only upon the achievement of a certain development milestone. Borrowings under the Loan Agreement bear interest at the greater of (i) 6.0% or (ii) a floating per annum rate 1.0% above the prime rate (for an interest rate of 6.50% at June 30, 2019), with interest only due and payable monthly, until March 1, 2020, at which time interest and principal will be due and payable monthly in equal monthly payments; are subject to a final payment fee equal to 6.75% of the aggregate principal amount.

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

In connection with the Loan Agreement, the Company issued a warrant to SVB to purchase 73,529 of the Company’s common stock at a price per share of $1.87. The warrant was immediately exercisable, will expire on August 21, 2028, contains a cashless exercise provision and is classified as equity. If the Company is to draw the third tranche available under the Loan Agreement, the Company will grant an additional amount of common stock issuable upon exercise of the warrant based upon the principal amount advanced. In no event will the number of common stock issuable pursuant to the exercise of the warrant exceed 147,059 in the aggregate.

The fair value of the warrant and the debt issuance costs were recorded as debt discounts and together with the final payment fee are being amortized using the effective interest rate method over the term of the loan. As of June 30, 2019, the effective interest rate on the initial tranche of the loan was 9.89% and the unamortized debt discount was $0.1 million. Amortization of the debt discount and accretion of final payment was $40,000 and $0.1 million for the three and six months ended June 30, 2019, respectively.

Scheduled payments due under the Loan Agreement, excluding the final payment fee of $0.3 million and interest payments, are as follows:

June 30, 2019
(in thousands)
2020	$1,667
2021	2,000
2022	1,333

Total	$5,000

During the three and six months ended June 30, 2019, the Company recognized $0.1 million and $0.2 million of interest expense, respectively, related to the Loan Agreement. The Company did not incur interest expense for the three and six months ended June 30, 2018.

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

License Agreements

In September 2016, the Company entered into an exclusive license agreement with CRT Pioneer Fund LP (CPF) for worldwide rights, know-how and materials to develop SRA737, a small molecule inhibitor targeting Chk1, a promising therapeutic target to treat cancer. Pursuant to the agreement, the Company made a one-time upfront payment of $7.0 million to CPF in October 2016 and paid $2.0 million to CPF in January 2017 for the successful transfer of two ongoing Phase 1 clinical trials. Additional milestone payments of up to an aggregate of $319.5 million may become payable to CPF upon the achievement of certain developmental, regulatory and commercial milestones, including a milestone payment of $7.5 million upon the dosing of the first patient in the first Phase 1 trial of SRA737 in the United States, and a payment of $12.0 million upon the dosing of the first patient of a randomized Phase 2 trial of SRA737. In the event that the milestone payment for Phase 2 becomes due, but no milestone payment for Phase 1 has been paid, then the milestone payment for Phase 1 will become due and payable contemporaneously with the payment for the Phase 2 milestone for an aggregate payment of $19.5 million. These milestones will be accrued once they are considered probable of occurring. In addition, the Company is required to pay CPF, on a product-by-product and country-by-country basis, tiered high single-digit to low double-digit royalties on the net sales of any product successfully developed.

In May 2016, the Company entered into an exclusive license agreement (Carna License Agreement) with Carna Biosciences, Inc. (Carna) for worldwide rights to develop and commercialize SRA141, a small molecule kinase inhibitor targeting Cdc7. In exchange for this exclusive right, the Company paid Carna an upfront payment of $0.9 million in June 2016. The Company will be required to pay Carna milestone payments of up to an aggregate of $270.0 million upon achievement of certain developmental, regulatory and commercial milestone events, including a milestone payment of $4.0 million upon dosing of the first patient in the first Phase 1 clinical trial for SRA141. These milestones will be accrued once they are considered probable of occurring. As of June 30, 2019, the Company had not recorded any milestone payments to Carna. In addition, the Company is required to pay Carna tiered single-digit royalties on net sales of product candidates (as defined under the Carna License Agreement).

Legal

On November 9, 2016, a purported securities class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its executive officers (the New York Lawsuit). The New York Lawsuit was brought by purported stockholders of the Company seeking to represent a class consisting of stockholders who purchased stock between July 15, 2015 and June 6, 2016. The New York Lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act and seeks unspecified damages and other relief. On March 13, 2018, the United States District Court for the Southern District of New York granted the defendants’ motion to dismiss and entered a final judgment dismissing the New York Lawsuit with prejudice. Plaintiffs thereafter filed an appeal and on December 3, 2018, the United States Court of Appeals for the Second Circuit affirmed the district court’s final judgment of dismissal. The plaintiffs did not file a notice or petition for further appellate review in this matter.

On November 18, 2016, a purported securities class action lawsuit was filed in the Superior Court of the State of California for the County of San Mateo against the Company, certain of its executive officers and directors, and the underwriters for the Company’s initial public offering of its common stock. On February 9, 2017, a substantially identical putative class action suit was filed in the Superior Court of the State of California for the County of San Mateo asserting the same claims on behalf of the same putative class (the two lawsuits together, the California Lawsuits). The California Lawsuits were brought by purported stockholders of the Company seeking to represent a class consisting of stockholders who purchased stock pursuant to and/or traceable to the Company’s Registration Statement on Form S-1. The lawsuits assert claims under Sections 11 and 15 of the Exchange Act and seek unspecified damages and other relief. On August 1, 2018, all parties reached a mutually acceptable proposed resolution to the California Lawsuits by way of a mediated settlement, which has been approved by the court. While the Company believes that the claims were without merit, it believes settlement reduced the ultimate cost and distraction of further litigation. The Company’s portion of the settlement amount did not have a material impact on its condensed consolidated financial statements.

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

	June 30, 2019	December 31, 2018
Outstanding stock options under equity incentive plans	13,262,054	10,504,412
Shares reserved for future option grants under equity incentive plans	1,839,703	1,945,025
Shares reserved under the 2015 employee stock purchase plan	700,000	700,000
Shares reserved under warrant upon contingent event	73,530	147,059
Outstanding warrant	73,529	73,529

Total common stock reserved for issuance	15,948,816	13,370,025

10.	Stock-Based Compensation

In the accompanying condensed consolidated statements of operations, the Company recognized stock-based compensation expense for its employees and non-employees as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Research and development	$1,229	$1,164	$2,413	$2,162
General and administrative	529	618	1,044	1,119

Total stock-based compensation	$1,758	$1,782	$3,457	$3,281

Determination of Fair Value

The estimated grant-date fair values of all of the Company’s stock-based awards were calculated using the Black-Scholes option pricing model, based on assumptions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected term (in years)	5.3 – 6.1	5.3 – 7.0	5.3 – 6.9	5.3 – 7.0
Expected volatility	90 – 92%	88 – 91%	90 – 94%	88 – 91%
Risk-free interest rate	1.9 – 2.3%	2.6 – 2.9%	1.9 – 2.6%	2.6 – 2.9%
Expected dividend rate	— %	— %	— %	— %

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

2015 Plan

The 2015 Equity Incentive Plan (2015 Plan) became effective on July 14, 2015. As of June 30, 2019, 11,617,575 shares were reserved for issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will increase automatically on January 1 of each calendar year 2016 through 2025 by the number of shares equal to 4% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. The Company’s Board of Directors or Compensation Committee may reduce the amount of the increase in any particular year. The exercise price of each stock-based award issued under the 2015 Plan is required to be no less than the fair value of the Company’s capital stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement.

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

A summary of activity under the 2008 Plan, 2015 Plan and 2018 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Options (in thousands)
Outstanding — December 31, 2018	1,945,025	10,504,412	$2.86	7.80	$545
Awards authorized	2,974,638
Options granted	(3,321,300)	3,321,300	1.85
Options exercised	—	(322,318)	1.38
Options forfeited/cancelled	241,340	(241,340)	3.27

Outstanding — June 30, 2019	1,839,703	13,262,054	$2.64	7.91	$3

Exercisable — June 30, 2019		7,173,953	$3.09	6.90	$3

Vested and expected to vest — June 30, 2019		13,262,054	$2.64	7.91	$3

The weighted-average grant date fair values of options granted during the three and six months ended June 30, 2019 was $0.52 and $1.40 per share, and $1.87 and $1.78 per share during the three and six months ended June 30, 2018. The aggregate intrinsic value of options exercised was insignificant for the three and six months ended June 30, 2019, and $35,000 and $0.2 million for the three and six months ended June 30, 2018. The total grant date fair value of options vested for the three and six months ended June 30, 2019 was $1.7 million and $4.3 million, and $1.4 million and $3.1 million during the three and six months ended June 30, 2018.

As of June 30, 2019, total unrecognized stock-based compensation related to unvested stock options was $8.9 million. These costs are expected to be recognized over a remaining weighted-average period of 2.7 years as of June 30, 2019.

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

Under the ESPP, participants are offered the option to purchase shares of the Company’s common stock at a 15% discount during a series of discrete offering periods, subject to any plan limitations. The ESPP will not become effective until such time as the Compensation Committee determines in the future, and as of June 30, 2019, the initial offering periods had not commenced. As of June 30, 2019, no shares of common stock have been issued to employees participating in the ESPP and 700,000 shares were available for issuance under the ESPP.

11.	Income Taxes

The Company did not record a provision for U.S. federal income taxes for the three and six months ended June 30, 2019 because it expects to generate a loss for the year ended December 31, 2019. For the three months ended in June 30, 2019, the Company recognized a net income tax expense of $19,000 that represents foreign taxes. The net income benefit of $0.1 million for the six months ended June 30, 2019, and $0.4 million for each of the three and six months ended June 30, 2018, related to foreign research and development tax credits. The Company’s net U.S. deferred tax assets continue to be offset by a full valuation allowance.

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

Overview

We are a late stage drug development company focused on advancing targeted therapeutics for the treatment of patients with significant unmet medical needs in hematology and oncology. We have a highly experienced management team with a proven track record of success in hematology and oncology drug development. We are an ambitious company, oriented towards achieving the successful registration and commercialization of our product candidates.

During the third quarter of 2018, we acquired from Gilead Sciences, Inc. (Gilead) our lead product candidate momelotinib, a potent, selective and orally-bioavailable JAK1, JAK2 and ACVR1 inhibitor. Momelotinib has been investigated in two completed Phase 3 trials for the treatment of myelofibrosis. Data from these trials indicate a potentially differentiated therapeutic profile encompassing anemia-related clinical benefits, as well as achieving constitutional symptom control benefits and substantive splenic volume reductions.

In December 2018, we reported new data for momelotinib collated from the two completed SIMPLIFY Phase 3 clinical trials and a translational biology study in transfusion dependent patients with myelofibrosis. Data from the latter study were also concurrently presented in a poster at the 60th American Society of Hematology Annual Meeting & Exposition in San Diego, California. We reported aggregated transfusion independence responses from more than 150 intermediate and high-risk transfusion dependent myelofibrosis patients demonstrating robust and consistent response rates within and across the clinical studies. More than 44% of these patients became transfusion free for at least 12 weeks and nearly 50% were transfusion independent for at least 8 weeks.

On June 4, 2019, we announced that we had obtained regulatory clarity with the U.S. Food and Drug Administration (FDA) concerning the design of a Phase 3 clinical trial for momelotinib intended to support potential registration of momelotinib. Following receipt of this clarity, we also announced the design of the MOMENTUM Phase 3 clinical trial in myelofibrosis, planned for launch in the fourth quarter of 2019.

The MOMENTUM Phase 3 clinical trial is a randomized double-blind trial designed to enroll 180 myelofibrosis patients who are symptomatic and anemic and have been treated previously with a JAK inhibitor. The Primary Endpoint of the trial is the Total Symptom Score (TSS) response rate of momelotinib compared to danazol at Week 24 (99% power; p-value < 0.05). Danazol has been selected as an appropriate treatment comparator given its use to ameliorate anemia in myelofibrosis patients, as recommended by NCCN and ESMO guidelines. Patients will be randomized 2:1 to receive either momelotinib or danazol. After 24 weeks of treatment, patients on danazol will be allowed to crossover to receive momelotinib.

On June 5, 2019, we announced that the FDA had granted Fast Track designation to momelotinib for the treatment of patients with intermediate/high-risk myelofibrosis who have previously received a JAK inhibitor.

We are also developing our portfolio of DNA Damage Response (DDR) assets, consisting of SRA737 and SRA141, and we are conducting a campaign intended to seek non-dilutive strategic options to support their further advancement:

•

SRA737 is our potent, highly selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1). Chk1 is a key regulator of cell cycle progression and the DDR. SRA737 is being evaluated across multiple indications in two ongoing trials, as monotherapy and when potentiated by non-cytotoxic low-dose gemcitabine (LDG), a potent extrinsic inducer of replication stress. At the 2019 American Society of Clinical Oncology (ASCO) annual meeting, we reported preliminary data from 107 subjects treated in the SRA737 monotherapy trial, of whom 71 were considered evaluable for RECIST target tumor response, and 141 subjects treated in the SRA737+LDG trial, of whom 81 were considered evaluable. SRA737 demonstrated notable anti-cancer activity in multiple indications, including a 30% Overall Response Rate (3 Partial Responses) from SRA737+LDG in the ten efficacy and biomarker-evaluable subjects with advanced anogenital cancer, an indication for which the second line metastatic setting represents a significant unmet medical need with no approved therapies and very poor life expectancy. Additionally, evaluable RAS wild-type subjects whose tumors harbored FA/BRCA gene network mutations displayed favorable outcomes across multiple indications, with an Overall Response Rate of 25% (4/16 patients). For

SRA737+LDG, overall, Partial Responses were observed in six subjects and 41 subjects had a best response of Stable Disease (SD); 32 of the subjects with a best response of SD remained on the study ≥4 months. The majority of treatment-emergent adverse events (TEAE’s) in the SRA737 monotherapy trial were mild to moderate in severity (90% Grade 1/Grade 2). The most common TEAE’s reported with SRA737 monotherapy were diarrhea (68%), nausea (66%), vomiting (51%) and fatigue (47%). No evidence of emergent or cumulative toxicity and/or declining tolerability was observed with up to 9 cycles of SRA737 monotherapy administered. The combination of SRA737+LDG was generally well tolerated and the majority of TEAEs were mild to moderate in severity (91% Grade 1/Grade 2). The most common TEAE’s reported with SRA737+LDG were nausea (60%), vomiting (50%), diarrhea (45%) and fatigue (43%). Grade ≥3 hematologic TEAE’s comprised of anemia, neutropenia and thrombocytopenia were each reported in <10% of subjects. There was no evidence of emergent or cumulative toxicity and/or declining tolerability with up to 13 cycles of treatment of SRA737+LDG.

•

Our pipeline also includes SRA141, a potent, selective, orally bioavailable small molecule inhibitor of Cell division cycle 7 kinase (Cdc7) with a potential novel mechanism of cytotoxicity. We successfully completed the IND filing process with the FDA for SRA141 in 2018.

We wholly own momelotinib and retain the global commercialization rights to SRA737 and SRA141.

Since inception, we have devoted substantially all of our resources to research and development activities, including the clinical development of our current product candidates, momelotinib, SRA737 and SRA141, and our former lead product candidate PNT2258, and to provide general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. Our net losses were $14.9 million and $27.9 million for the three and six months ended June 30, 2019 and $12.0 million and $23.5 million for the three and six months ended June 30, 2018. As of June 30, 2019, we had an accumulated deficit of $705.3 million.

During the second quarter, we announced plans to prioritize our existing resources on the development of momelotinib, our lead product candidate. We also announced we have launched a campaign exploring non-dilutive strategic options to support the future continued development of our portfolio of DDR assets, consisting of SRA737 and SRA141.

We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest to further develop our lead product candidate, momelotinib, and SRA737 and SRA141;

•

achieve development milestones that trigger payments due under certain agreements, including a milestone payment of $5.0 million that would be due to Gilead upon the dosing of the first patient in a registrational clinical trial for momelotinib, milestone payments of $7.5 and $12.0 million that would be due to CRT Pioneer Fund LP (CPF) upon the dosing of the first patient in the first Phase 1 trial of SRA737 in the United States and upon the dosing of the first patient of a randomized Phase 2 trial of SRA737, respectively (in the event that the milestone payment for Phase 2 becomes due, but no milestone payment for Phase 1 has been paid, then the milestone payment for Phase 1 will become due and payable contemporaneously with the payment for the Phase 2 milestone for an aggregate payment of $19.5 million), and a milestone payment of $4.0 million would be due to Carna Biosciences, Inc. (Carna) upon dosing of the first patient in the first Phase 1 clinical trial for SRA141;

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

We have funded our operations to date primarily from the issuance and sale of our common stock through public offerings, and our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through debt financings and exercises of our preferred stock warrants. As of June 30, 2019, we had cash and cash equivalents of $78.8 million.

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

The largest recurring component of our total operating expenses has historically been our investment in research and development activities, including the development of our lead product candidate momelotinib and SRA737 and SRA141. We expect our research and development expenses will increase over the next few years as we advance our development programs, achieve development milestones that trigger payments due under certain agreements, pursue regulatory approval of our product candidates in the United States and other jurisdictions, expand our portfolio of product candidates and prepare for potential commercialization, which will require a significant investment in areas related to contract manufacturing and inventory buildup.

The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for our lead product candidate, momelotinib, or SRA737, SRA141 or any future product candidates. The probability of success of our product candidates may be affected by numerous factors, including clinical data, regulatory developments, competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization of our lead product candidate, momelotinib, or SRA737, SRA141 or any future product candidates.

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

We did not record a provision for U.S. federal income taxes for the three and six months ended June 30, 2019 because we expect to generate a loss for the year ended December 31, 2019. Our tax benefit relates to research and development tax credits in Canada and our income tax provision relates to income taxes in Canada and Australia. Our net U.S. deferred tax assets continue to be offset by a full valuation allowance.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

	Three Months Ended June 30,		Change $
	2019	2018
	(in thousands)
Operating expenses:
Research and development	$11,728	$8,785	$2,943
General and administrative	3,479	4,178	(699)

Total operating expenses	15,207	12,963	2,244

Loss from operations	(15,207)	(12,963)	(2,244)
Other income, net	348	582	(234)

Loss before provision for (benefit from) income taxes, net	(14,859)	(12,381)	(2,478)
Provision for (benefit from) income taxes, net	19	(421)	440

Net loss	$(14,878)	$(11,960)	$(2,918)

Research and Development

Research and development expenses increased $2.9 million, from $8.8 million for the three months ended June 30, 2018 to $11.7 million for the three months ended June 30, 2019. The increase was primarily due to momelotinib related costs, including a $3.1 million increase in clinical trial and development related costs and a $1.2 million increase in third-party manufacturing costs, and a $1.1 million increase in personnel-related and allocated overhead costs. These increased costs were partially offset by decreases in SRA737 and SRA141 costs, including a $1.3 million decrease in third-party manufacturing costs, a $0.7 million decrease in clinical trial costs primarily related to SRA737 and a $0.5 million decrease in research and preclinical costs for the three months ended June 30, 2019.

General and Administrative

General and administrative expenses decreased $0.7 million, from $4.2 million for the three months ended June 30, 2018 to $3.5 million for the three months ended June 30, 2019. The decrease was primarily due to a $0.4 million decrease in professional fees and a $0.3 million decrease of personnel-related and allocated overhead costs for the three months ended June 30, 2019.

Other Income, net

Other income, net decreased $0.2 million, from $0.6 million for the three months ended June 30, 2018 to $0.4 million for the three months ended June 30, 2019. The decrease was primarily attributable to interest expense on the term loan for the three months ended June 30, 2019 that was not incurred during the three months ended June 30, 2018.

Provision for (benefit from) income taxes, net

Provision for income taxes representing foreign taxes was $19,000 for the three months ended June 30, 2019, compared to benefit from income taxes of $0.4 million for the three months ended June 30, 2018. The net benefit from income taxes during the three months ended June 30, 2018 primarily represented benefit from foreign research and development tax credits.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

	Six Months Ended June 30,		Change $
	2019	2018
	(in thousands)
Operating expenses:
Research and development	$21,865	$17,119	$4,746
General and administrative	6,844	7,598	(754)

Total operating expenses	28,709	24,717	3,992

Loss from operations	(28,709)	(24,717)	(3,992)
Other income, net	673	854	(181)

Loss before benefit from income taxes, net	(28,036)	(23,863)	(4,173)
Benefit from income taxes, net	(126)	(378)	252

Net loss	$(27,910)	$(23,485)	$(4,425)

Research and Development

Research and development expenses increased $4.7 million, from $17.1 million for the six months ended June 30, 2018, to $21.9 million for the six months ended June 30, 2019. The increase was primarily due to momelotinib related costs, including a $4.4 million increase in clinical trial and development costs and a $1.3 million increase in third-party manufacturing costs, and a $2.4 million increase in personnel-related and allocated overhead costs. These increased costs were partially offset by decreases in SRA737 and SRA141 costs, including a $2.2 million decrease in third-party manufacturing costs and a $1.2 million decrease in research and preclinical costs for the six months ended June 30, 2019.

General and Administrative

General and administrative expenses decreased $0.8 million, from $7.6 million for the six months ended June 30, 2018 to $6.8 million for the six months ended June 30, 2019. The decrease was primarily attributable to a $0.5 million decrease in professional fees and a decrease of $0.3 million in personnel-related and allocated overhead costs for the six months ended June 30, 2019.

Other Income, net

Other income, net decreased $0.2 million, from $0.9 million for the six months ended June 30, 2018 to $0.7 million for the six months ended June 30, 2019. The decrease was primarily attributable to interest expense on the term loan for the six months ended June 30, 2019 that was not incurred during the six months ended June 30, 2018.

Benefit from income taxes, net

Net benefit from income taxes was $0.1 million for the six months ended June 30, 2019, compared to net benefit for income taxes of $0.4 million for the six months ended June 30, 2018. The net benefit from income taxes for the six months ended June 30, 2019 primarily represented benefit from foreign research and development tax credits.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have never generated revenue and have incurred significant net losses. We have funded our operations to date primarily from the issuance and sale of our common stock through public offerings, and our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through debt financings and exercises of our preferred stock warrants. Our net losses for the three and six months ended June 30, 2019 were $14.9 million and $27.9 million and for the three and six months ended June 30, 2018 were $12.0 million and $23.5 million. As of June 30, 2019, we had an accumulated deficit of $705.3 million. Our principal sources of liquidity as of June 30, 2019 were cash and cash equivalents of $78.8 million.

We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest to further develop our lead product candidate, momelotinib, and SRA737 and SRA141;

•

achieve development milestones that trigger payments due under certain agreements, including a milestone payment of $5.0 million that would be due to Gilead upon the dosing of the first patient in a registrational clinical trial for momelotinib, milestone payments of $7.5 and $12.0 million that would be due to CPF upon the dosing of the first patient in the first Phase 1 trial of SRA737 in the United States and upon the dosing of the first patient of a randomized Phase 2 trial of SRA737, respectively (in the event that the milestone payment for Phase 2 becomes due, but no milestone payment for Phase 1 has been paid, then the milestone payment for Phase 1 will become due and payable contemporaneously with the payment for the Phase 2 milestone for an aggregate payment of $19.5 million), and a milestone payment of $4.0 million that would be due to Carna upon dosing of the first patient in the first Phase 1 clinical trial for SRA141;

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

We plan to continue to fund our current operating plans’ needs through equity financings or other arrangements. To the extent that we raise additional capital through future equity financings, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. There can be no assurance that such additional financing, if available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, we would need to reevaluate our future operating plans. We intend to seek non-dilutive strategic options to support the continued development of SRA737 and SRA141 in the future. There can be no assurance that we will successfully obtain non-dilutive development support or obtain the funding or support necessary to advance SRA737 or SRA141 or obtain such funding or support on commercially reasonable terms.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash used in operating activities	$(27,622)	$(20,877)
Cash used in investing activities	(19)	(30)
Cash provided by financing activities	445	46,129
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(19)	(33)

Net increase (decrease) in cash, cash equivalents and restricted cash	$(27,215)	$25,189

Cash Flows from Operating Activities

For the six months ended June 30, 2019, cash used in operating activities of $27.6 million was attributable to a net loss of $27.9 million and a net change of $3.3 million in our net operating assets and liabilities, partially offset by $3.6 million in non-cash charges. The non-cash charges consisted primarily of $3.5 million in stock-based compensation. The change in net operating assets and liabilities was primarily attributable to a decrease in our accounts payable, accrued and other liabilities and operating lease liabilities of $2.2 million and an increase in prepaid expenses and other assets of $1.1 million.

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

Cash Flows from Investing Activities

For the six months ended June 30, 2019 and 2018, cash used in investing activities was attributable to the purchase of property and equipment.

Cash Flows from Financing Activities

For the six months ended June 30, 2019, cash provided by financing activities of $0.4 million consisted of net proceeds received from the exercise of options to purchase common stock.

For the six months ended June 30, 2018, cash provided by financing activities of $46.1 million was primarily attributable to net proceeds received from the sale and issuance of our common stock upon our follow-on offering.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $78.8 million as of June 30, 2019, which consisted primarily of bank deposits and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

In addition, we had an outstanding balance of $5.0 million under our Loan Agreement as of June 30, 2019. Borrowings under the Loan Agreement bear interest at the greater of 6% or a floating per annum rate of 1.0% above the prime rate (for an interest rate of 6.50% at June 30, 2019). The effect of a hypothetical 10% change in interest rates would not have a material impact on our operating loss.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage hematology and oncology company with a limited operating history. Since inception, we have incurred significant operating losses. Our net losses were $27.9 and $53.3 million for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $705.3 million. Investment in hematology and oncology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. For example, in June 2016 we decided to suspend the development of our former lead product candidate PNT2258 after an interim analysis of data from a Phase 2 clinical trial of PNT2258 indicated only modest efficacy. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue the development of our product candidates, including momelotinib, our lead product candidate, SRA737 and SRA141, fund research and preclinical studies and clinical trials, seek to identify additional product candidates, in-license additional products or technologies, seek regulatory approval, prepare for potential commercialization and continue to operate as a public company.

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

Our business is highly dependent on the success of our product candidates, including our lead product candidate, momelotinib. If we are unable to successfully develop, obtain regulatory approval for and commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

Our business and future success depends on our ability to successfully develop, obtain regulatory approval for and commercialize our product candidates, including our lead product candidate, momelotinib. While momelotinib is a late-stage product candidate for which previous Phase 3 clinical trial data suggest the potential to provide promising safety and efficacy in patients who are JAK inhibitor naïve and in patients who have an inadequate response to, progression on or are intolerant of ruxolitinib, it will require additional clinical testing, including at least one additional adequate and well-controlled Phase 3 clinical trial, before we can seek regulatory approval and begin commercialization, if it all. While the FDA recently provided regulatory clarity concerning the design of our planned Phase 3 clinical trial for momelotinib, and even though we plan to launch our MOMENTUM Phase 3 clinical trial for momelotinib in the fourth quarter of 2019, there is no guarantee that we will obtain regulatory approval and be able to begin commercialization. We have also invested effort and financial resources in the research and development of our other product candidates, SRA737 and SRA141, both of which will require significant additional preclinical and clinical testing before we can seek regulatory approval and potentially generate any commercial sales. Before we can generate any revenue from sales of momelotinib, or any other product candidate, we must complete additional development activities, submit Investigational New Drug Applications (INDs) and/or Clinical Trial Authorizations (CTAs) or foreign equivalents of either, as well as marketing applications such as New Drug Applications (NDAs) or foreign equivalents, for regulatory review and approval in multiple jurisdictions, make substantial investments, obtain access to sufficient commercial manufacturing capacity and engage in significant marketing and commercial access efforts.

We cannot commercialize product candidates in the United States without first obtaining regulatory approval for the product candidates from the FDA. Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from similar regulatory authorities outside of the United States, such as the EMA in Europe and the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom. Applications for regulatory approval and regulatory approval of our product candidates could be delayed or be denied for many reasons, including but not limited to the following:

•	the FDA or foreign regulatory authorities may disagree with the number, design or implementation of our clinical trials;

•	the population studied in the clinical trial may not be considered sufficiently broad or representative to assure safety in the full population for which we seek approval;

•	the FDA or foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•

the data collected from clinical trials of our product candidates may not meet the level of statistical or clinical significance required by the FDA or foreign regulatory authorities or may otherwise not be sufficient to support the submission of an NDA, marketing authorization application or other submission or to obtain regulatory approval in the United States, the European Union or elsewhere;

•	the FDA or foreign regulatory authorities may require us to conduct additional preclinical studies and clinical trials;

•

we may be unable to demonstrate to the FDA or foreign regulatory authorities that our product candidate’s response rate, duration of response or risk-benefit ratio for its proposed indication is acceptable;

•

the FDA or foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications applicable to the manufacture of our product candidates, the facilities of third-party manufacturers with which we contract for clinical and commercial supplies may fail to maintain a compliance status acceptable to the FDA or foreign regulatory authorities or foreign regulatory authorities may fail to approve facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

•

we or any third-party service providers may be unable to demonstrate compliance with current good manufacturing practices (cGMPs) and/or good clinical practices (GCPs) to the satisfaction of the FDA or foreign regulatory authorities, which could result in delays in regulatory approval;

•	the regulations or policies of the FDA or foreign regulatory authorities may change in a manner rendering our clinical data insufficient for approval; or

•	political factors surrounding the approval process, such as government shutdowns and political instability.

Even if momelotinib or another product candidate were to be approved by the FDA or foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for momelotinib or any other product candidate in one or more jurisdictions, or if any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development, marketing or commercialization of momelotinib or any other product candidate. If competitive products developed by third parties show significant benefit in the indications in which we are developing our product candidates, any planned supportive or primary registration trials may be delayed, altered, terminated or not initiated and our other product candidates may never receive regulatory approval. Our clinical development programs for our product candidates may also not receive regulatory approval if we have inadequate financial or other resources to advance these product candidates through the clinical trial process. Furthermore, even if we obtain regulatory approval for any of our product candidates, we will still need to develop sales, marketing and commercialization infrastructure, or collaborate with a third party for the commercialization of our product candidates, establish commercially viable pricing and obtain approval for coverage and adequate reimbursement from third parties, including government payors. If we are unable to successfully commercialize any of our product candidates, we may not be able to generate sufficient revenues to continue our business.

If we are unable to successfully develop and commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We will be required to demonstrate through clinical trials, to the satisfaction of regulatory authorities, that our product candidates are safe and effective for use in their target indications before we can obtain regulatory approval for their marketing and commercial sale.

We previously acquired from Gilead our lead product candidate momelotinib, a potent, selective and orally-bioavailable JAK1, JAK2 and ACVR1 inhibitor. Momelotinib has been investigated in two completed Phase 3 trials for the treatment of myelofibrosis, and we recently received regulatory feedback concerning the design of our planned MOMENTUM Phase 3 clinical trial for momelotinib, expected to launch in the fourth quarter of 2019. We cannot guarantee that the regulators will agree with us regarding the data we believe will be sufficient to support submission and approval of a marketing application for momelotinib. To the extent we cannot secure agreement from the FDA or the EMA on such data, we may not proceed with the development of momelotinib, or there may be an increased risk of delay in obtaining approval or of obtaining approval at all.

We recently reported proof-of-concept clinical data for SRA737 at the 2019 ASCO Annual Meeting, suggesting that this product candidate may have anti-cancer activity in multiple indications and a clinical path forward toward potential initial registration for the treatment of anogenital cancer, an indication with considerable unmet need. For SRA141, we have identified a potentially novel mechanism of cytotoxicity and our IND is now in effect, enabling the commencement of clinical trials. To support the continued development of SRA737 and SRA141 in the future, we intend to seek non-dilutive strategic options. There can be no assurance that we will successfully obtain non-dilutive development support or obtain the funding or support necessary to advance SRA737 or SRA141 or obtain such funding or support on commercially reasonable terms. If we are unable to obtain such funding or support, we may need to cease development of these product candidates. Additionally, upon the dosing of the first patient in the first Phase 1 trial of SRA737 in the United States, under the current terms of our license agreement with CRT Pioneer Fund LP (CPF), we would owe CPF a milestone payment of $7.5 million, and upon the dosing of the first patient of a randomized Phase 2 trial of SRA737, we would owe CPF a milestone payment of $12.0 million. In the event that the milestone payment for Phase 2 becomes due, but no milestone payment for Phase 1 was paid, then the milestone payment for Phase 1 will become due and payable contemporaneously with the payment for the Phase 2 milestone for an aggregate payment of $19.5 million. If we are unable to renegotiate these milestone payments or raise additional capital, our ability to continue developing SRA737 may be adversely affected.

The success of our product candidates and any future product candidates that we may acquire or develop will depend on many factors, including, but not limited to, the following:

•	ability to obtain funding or secure non-dilutive strategic development resources to support development costs;

•	successful completion of preclinical studies;

•	successful translation of preclinical results in human clinical trials;

•	successful enrollment in, and completion of, clinical trials that produce data which adequately demonstrate the product candidate’s benefit and risk profile;

•	successful transfer of existing trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishment of clinical trial material and commercial manufacturing capabilities, or arrangements with third-party manufacturers and suppliers on commercially reasonable terms;

•	effective patent and trade secret protection and regulatory exclusivity;

•	establishment of a commercial sales team, if and when approved, whether alone or in collaboration with others;

•	acceptance, if and when approved, by patients, the medical community and third-party payors;

•	coverage and adequate reimbursement by third-party payors, including government payors;

•	successful competition with other therapies;

•	continued acceptable safety profile following approval;

•	enforcement and protection of intellectual property rights and claims;

•	achievement of desirable medicinal properties for the intended indications; and

•	effective growth of an organization of scientists and businesspeople who can develop and commercialize our products, if approved, and technology.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize our product candidates, including our lead product candidate, momelotinib, which would materially harm our business.

If further preclinical development or clinical trials of our lead product candidate, momelotinib, or any other current or future product candidates that we may develop or acquire fail to demonstrate acceptable safety and efficacy or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of current or future product candidates.

Before obtaining marketing approval from regulatory authorities, including the FDA, for the sale of our product candidates, we must complete preclinical development and conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.

The outcome of preclinical testing and early clinical trials may not be predictive of the success of later preclinical testing and clinical trials, and interim results of a clinical trial do not necessarily predict final results. Many companies in the biotechnology industry have suffered significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and there is a high failure rate for product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. For example, in June 2016, we announced that we decided to suspend the development of our former lead product candidate PNT2258 after an interim analysis of data from a Phase 2 clinical trial of PNT2258 indicated only modest efficacy. We cannot, therefore, guarantee that we will be successful in obtaining the required efficacy and safety profile from our lead product candidate momelotinib, or any other current or future product candidate. A failure of one or more preclinical studies or clinical trials can occur at any stage of testing.

We previously acquired from Gilead our lead product candidate momelotinib, a potent, selective and orally-bioavailable JAK1, JAK2 and ACVR1 inhibitor. Momelotinib has been investigated in two completed Phase 3 trials for the treatment of myelofibrosis, SIMPLIFY-1 and SIMPLIFY-2. Based on the results of the prespecified analyses, neither trial was considered sufficiently compelling to justify the submission of an application for regulatory approval. Although SIMPLIFY-1 met its primary efficacy endpoint of non-inferior spleen volume reduction, it did not meet its key secondary efficacy endpoint of non-inferior reduction in total symptom score; and although SIMPLIFY-2 did not meet its primary efficacy endpoint of superior reduction in spleen volume, it did meet its key secondary efficacy endpoint of superior reduction in total symptom score. In both SIMPLIFY studies, additional secondary endpoints related to transfusion independence rate, transfusion dependence rate, and rate of red blood cell transfusions all favored momelotinib over control and supported the potential for momelotinib to provide meaningful anemia benefits. Based on post hoc analyses of the data for these trials that we subsequently conducted, we believe the trials showed promising substantive spleen and constitutional symptom control. In addition, we believe momelotinib has the potential to provide a differentiated therapeutic profile encompassing anemia-related benefits. As such, we have determined that there is substantial clinical justification for further development of momelotinib.

The FDA recently provided regulatory feedback concerning the design of our planned MOMENTUM Phase 3 clinical trial for momelotinib, that we plan to launch in the fourth quarter of 2019. While we believe the safety and efficacy profile of momelotinib in patients who have an inadequate response to, progress on, or are intolerant of ruxolitinib appears promising based on the prior Phase 3 trial results, the MOMENTUM Phase 3 trial we plan to commence in those patients may not be successful. This could occur for a variety of reasons related to efficacy or safety outcomes observed in the trial or to issues related to study conduct or study feasibility, including, but not limited to the following:

•	failure to identify sufficient countries willing to import and sites equipped to handle the active comparator danazol, a controlled substance in some countries;

•	delays in initiation and execution of the study in certain countries due to controlled substance danazol shipping and distribution logistical challenges;

•	failure to enroll or retain sufficient numbers of subjects because of the potential for patients to be randomized to a danazol-comparator arm;

•

delays in study initiation due to the collection of the primary endpoint data via patient reported outcomes on an electronic device, which requires questionnaire licensing, language translation and programming to support the global study;

•

failure to collect sufficient primary endpoint data for the study given its source of patient reported outcomes, including due to patients not accurately or consistently reporting their primary endpoint data or the device itself experiencing technical issues that result in inadequate primary data collection;

•

failure to demonstrate sufficiently improved efficacy over the comparator arm of danazol either because momelotinib’s efficacy in the trial is less robust than expected or because danazol performs better than expected, given danazol’s limited data availability, on the efficacy endpoints; The SIMPLIFY-1 Phase 3 trial, for example, conducted by Gilead in ruxolitinib- naive patients did not demonstrate non-inferiority to its comparator arm of ruxolitinib for the key secondary endpoint of total symptom score; and

•

failure to observe meaningful anemia benefits in our planned Phase 3 trial, which could reduce the potential future value of momelotinib as we believe an anemia benefit could potentially provide a competitive advantage over existing therapies.

Additionally, the results of MOMENTUM could be altered, or the trial results could be difficult to interpret, if there is inadvertent unblinding of the treatment assignment of subjects prior to the subject being evaluable for the primary efficacy endpoint or if too many subjects drop out of the study or discontinue the randomized study treatment prior to the subject being evaluable for the primary endpoint. Although danazol, the comparator selected for use in this trial, is not approved for the treatment of myelofibrosis, it is recommended by myelofibrosis guidelines as a treatment option for myelofibrosis associated anemia. Danazol’s ability to control myelofibrosis disease manifestations may not be sufficient, and thus subjects randomized to the danazol arm may experience symptomatic deterioration which may increase the risk of inadvertent unblinding, early study discontinuation and/or early discontinuation of randomized treatment. Similarly, momelotinib may also not sufficiently control myelofibrosis disease manifestations in all subjects randomized to the momelotinib arm, and thus subjects in either treatment arm may also be at risk for early discontinuation.

In addition, prior to NDA submission we will need to reach agreement with the FDA regarding pediatric development plans for momelotinib. Under the RACE for Children Act (2017), novel products targeting JAK-1, JAK-2, or ACVR-1 require an agreed Pediatric Study Plan in an oncology indication. The scope of such an agreed plan is currently unknown, but it could include agreement on the conduct of non-clinical and/or clinical studies. In the European Union, we have recently obtained a waiver for pediatric development of momelotinib in myelofibrosis from the Pediatric Committee (PDCO).

We are currently conducting two Phase 1/2 clinical trials of SRA737, which we believe will further inform our clinical development plans and patient selection strategies. Both of the current clinical studies for SRA737 are being conducted in the United Kingdom, with one of the clinical studies also being conducted in Spain. We believe we have completed all necessary preclinical activities to support a potential future IND submission for SRA737 to the FDA. However, we have not yet discussed our plans for any IND submission with the FDA, and if pursued, we may receive feedback from the FDA that delays the submission or clearance of any IND. While we recently announced positive preclinical data for SRA737 as well as positive preliminary clinical data, we have no assurance that clinical trials of SRA737 will demonstrate safety and efficacy or produce positive results sufficient to justify further development and commercialization.

SRA141 has never been evaluated in a clinical trial. We submitted an IND for SRA141 to the FDA, and the IND is in effect. We have prepared for a Phase 1/2 trial with this product candidate in patients with advanced cancer.

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

We may spend substantial capital to acquire additional product candidates and advance our current product candidates, including our lead product candidate momelotinib, in preclinical and clinical development, seek regulatory approvals for our product candidates, establish a commercial sales force to market and manufacture products, if any, that are approved for commercial sale. We also incur significant additional compliance and administrative costs as a result of operating as a public company.

Our future capital requirements will depend on many factors, including, but not limited to:

•	the progress and results of our planned preclinical studies and clinical trials;

•	the scope, progress, results and costs of product candidate discovery, preclinical development, laboratory testing and clinical trials for our future product candidates;

•	the costs, timing and outcome of regulatory review of momelotinib, SRA737, SRA141 and any future product candidates;

•	the success of our campaign exploring non-dilutive strategic options to support the future continued development of SRA737 and SRA141;

•	the costs of medical affairs and pre-commercialization activities, including regulatory and reimbursement analysis and market research;

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital, and, in light of our current market capitalization, it may be more difficult to raise the amount of capital needed to support planned development of our product candidates. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. In particular, we do not have sufficient funds to complete our planned Phase 3 trial of momelotinib, adequately prepare for future momelotinib commercialization, if approved, undertake our contemplated trials evaluating SRA737 in combination with a PARP inhibitor, as well as with immuno-oncology therapeutics, and continue development of SRA141. Unless we are able to obtain additional capital to support the completion of our planned Phase 3 trial of momelotinib or secure additional capital or non-dilutive strategic options to support the future continued development of SRA737 and SRA141, we may need to delay or discontinue the development of such product candidates. We could also be required to seek collaborators for our product candidates, at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to such product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. We also may be unable to acquire additional promising product candidates.

Our preclinical and initial clinical development for SRA737 is focused on the development of targeted therapeutics for genetically-defined cancers, which is a rapidly evolving area of science, and the approach we are taking to develop drugs may not lead to marketable products. Genetically-based patient selection strategies might also be employed in our SRA141 development programs.

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

We have initially tested our SRA737 product candidate in certain genetically-defined subpopulations of the general treated cancer population, and we have enrolled selected patients into our Monotherapy and Low-Dose Gemcitabine combination studies of SRA737, based on genetic alterations in their tumors or other factors such as histology. Future development may or may not require a genetically-based patient selection strategy but in order to obtain marketing approval for SRA737 in the treatment of genetically-defined tumors and cancers, we will need to, among other things, demonstrate to the satisfaction of regulatory authorities that those genetic alterations have predictive clinical utility. We have applied our genetic selection criteria to patients in our Monotherapy and our Low-Dose Gemcitabine combination clinical trials, and our approach may change based on our evolving knowledge of the field and on data obtained in our preclinical research and ongoing clinical trials. The goal of our genetic screening is to enroll patients who we believe have the highest probability of responding to the product candidate in order to show compelling evidence of clinical efficacy. Successful identification of patients is dependent on several factors, including, potentially, achieving certainty as to how specific genetic alterations respond to our product candidates and developing companion diagnostics to identify such genetic alterations as appropriate. For example, although we believe, based on scientific and medical literature, preclinical research, and clinical development, that we have identified certain types and combinations of genetic alterations hypothesized to confer sensitivity to Chk1 inhibition that may be predictive of response to SRA737, we have only recently assessed activity of SRA737 in humans and have not discussed the validity of our genetic selection criteria with regulatory authorities, including MHRA, FDA or EMA. In addition, genetically-based patient selection strategies may also be employed in our SRA141 development programs. If so, the development of SRA141 may also be subject to the risks and uncertainties discussed above.

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

In order to obtain marketing approval for SRA737 in patients with genetic alterations hypothesized to confer sensitivity to Chk1 inhibition, if a genetically-based patient selection strategy is pursued, we will need to, among other things, demonstrate to the satisfaction of regulatory authorities that those genetic alterations have predictive clinical utility. It may be difficult for us to demonstrate the predictive clinical utility of our genetic selection criteria, which select for patients that have various combinations of genetic alterations across multiple gene panels. Although regulatory authorities, including FDA, have approved therapies for use in conjunction with companion diagnostic tests that aid in selecting patients for treatment based on genetic markers, to our knowledge neither the FDA nor the EMA has granted marketing approval for a therapy that requires the use of a companion diagnostic that uses broad gene panel testing to select for patients with various combinations of genetic alterations. The scientific evidence to support the feasibility of developing product candidates based on our selection criteria is both preliminary and limited. We have not discussed the validity of our genetic selection criteria with regulatory authorities, and we cannot be sure that regulatory authorities, including the FDA and EMA, will accept our genetic selection criteria.

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

In any pivotal clinical trials of SRA737 we anticipate the potential requirement to screen and identify patients with specific genetic alterations who may derive meaningful benefit, as we have begun to do in our Monotherapy and Low-Dose Gemcitabine combination studies of SRA737. To achieve this, if a genetically-based patient selection strategy is pursued, any product development programs for SRA737 and marketing approvals will be dependent on the development and commercialization of a companion diagnostic by us or by third party collaborators. It is feasible that a companion diagnostic might also be required in our SRA141 and other potential development programs.

Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices by the FDA and comparable regulatory authorities, and, to date, the FDA has generally required premarket approval of companion diagnostics for cancer therapies. Generally, when a companion diagnostic is essential to the safe and effective use of a therapeutic product, the FDA requires that the companion diagnostic be approved before or concurrent with approval of the therapeutic product and before a product can be commercialized. The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express the specific genetic alteration that the companion diagnostic was developed to detect.

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

Prior to our acquisition of momelotinib, our lead product candidate, and licensing of SRA737, third parties had been responsible for all development activities for such product candidates, including, depending on the product, drug process, preclinical and clinical development activities, submission of CTAs and INDs, development of the trial protocols, establishment and management of clinical and safety databases, submission of a pediatric investigation plan (PIP), and other activities. Although we believe the historical development activities were conducted in accordance with applicable rules and regulations in material respects, we cannot assure you that we will not discover inaccuracies or noncompliance in prior development activities that have an adverse effect on the future development of momelotinib or any other of our product candidates. For example a regulatory authority may choose to inspect an investigational site and/or vendor such as a CRO for a momelotinib study that was previously conducted by Gilead such as the SIMPLFY-1 or SIMPLIFY-2 studies. Findings from such inspections could have an impact on the review of any future marketing applications by the FDA or foreign regulatory authorities.

In connection with our acquisition of momelotinib, we have assumed the responsibility for ongoing clinical studies with momelotinib, including related expenses and manufacturing and regulatory activities, which were previously managed and funded by Gilead. This includes responsibility for the ongoing Phase 3 extended access study, which provides extended access of momelotinib to certain patients previously enrolled in Gilead-sponsored studies, who are currently receiving treatment with momelotinib and have not experienced progression of disease. If we are unable to successfully assume the responsibilities of these trials, if we experience delays in doing so, or if we encounter additional difficulties or delays due to deficiencies in the assumed trials prior to our acquisition of momelotinib, the development of momelotinib may be delayed or suspended. Further, extended access programs provide supportive safety information for regulatory review. Any adverse events or reactions experienced by subjects in the extended access program may be attributed to momelotinib and may limit our ability to obtain regulatory approval with labeling that we consider desirable, or at all.

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

We have received approval from the MHRA for amendments to the SRA737-01 Monotherapy and the SRA737-02 Low-Dose Gemcitabine combination clinical trial protocols. These amendments are designed to enhance the ongoing clinical trials including by expanding the enrollment of patients we predict may be most likely to benefit from SRA737, based on specific genetic alterations in their tumors. These amendments may provide us with the opportunity to more accurately and widely evaluate SRA737’s activity across a number of distinct cancer indications and genetic alterations. While regulatory feedback was obtained concerning the design of our planned Phase 3 clinical trial for momelotinib from both the US and EU regulatory authorities, additional regulatory, scientific, ethics committee, and possibly other reviews will be required during the activation process for the MOMENTUM Phase 3 trial before the protocol is active at any site. It is likely that these reviews will lead to the need for protocol amendments that could delay the launch of enrollment to our MOMENTUM Phase 3 clinical trial and/or could require changes to the design of the study. If the MHRA, FDA, EMA, an ethics committee or scientific review board, or another regulatory authority objects to or otherwise does not accept or approve any future protocols or protocol amendments or requires us to further modify trial protocols, our related planned clinical development program may be delayed or suspended and/or we may not be able to gather information we think would be useful to advance development of our lead product candidate, momelotinib, or other product candidates, and our development programs may be adversely affected.

For example, we pursued a development program for SRA737 that relied upon a seamless trial design, which presents additional risks compared to traditional three-phase development programs. In a seamless design, an early phase trial assesses clinical activity of a product candidate in a broad range of subjects, and the trial is later expanded to include additional cohorts (for example, including cohorts with entry criteria based in part on the characteristics of the subjects in whom clinical activity was observed during the initial period of the trial, such as genetic markers). The protocol may also be amended with regard to the expansion cohorts to focus, for example, on different treatment endpoints, different doses, or other trial parameters. Through this iterative process, the traditionally distinct Phase 1, Phase 2, and Phase 3 trials are combined into one or more adaptive, or combined-phase, trials.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The Phase 3 MOMENTUM trial may be especially difficult to enroll because the trial is blinded and because the comparator arm does not contain a JAK inhibitor. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including, but not limited to:

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

•	the proximity and availability of clinical trial sites for prospective patients;

•	the design of the trials, including the inclusion of a placebo or comparator arm in a trial;

•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•	our ability to obtain and maintain patient consents; and

•	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

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

We may expend our limited resources to pursue a particular product candidate, such as our lead product candidate momelotinib, and fail to capitalize on product candidates that may later prove to be more profitable or for which there is a greater likelihood of success. In addition, we may intentionally halt or terminate programs in order to conserve capital and focus on our remaining program or programs, which may increase our reliance on those programs to be successful.

Because we have limited financial and managerial resources, we focus our research and development efforts on certain selected product candidates, such as our lead product candidate momelotinib. As a result, we may advertently or inadvertently forgo or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. In addition, if we halt or terminate programs in order to conserve capital and focus on our remaining program or programs, it may increase our reliance on the success of such programs and raise our exposure to the risk of failure among any of our programs.

The manufacture of our lead product candidate, momelotinib, and our other product candidates requires outsourced, custom manufacturing and we may encounter difficulties in production, particularly with respect to formulation, process development or scaling up of our manufacturing capabilities. If our third-party manufacturers or suppliers encounter such difficulties, our ability to provide supply of our product candidates for preclinical studies, clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

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

Supply chain logistics are complex for the planned MOMENTUM Phase 3 clinical trial of momelotinib, as it requires the administration of both an active drug (momelotinib) and an active comparator (danazol) and there are risks associated with this process throughout the supply chain, from labeling, to distribution, dispensing, and administration. Although we have secured sufficient quantities of drug substance and drug product to supply our current momelotinib program, starting with the planned MOMENTUM Phase 3 clinical trial of momelotinib, we will need to obtain additional supplies from third-party manufacturers that we have engaged, or expect to engage. We have also secured sufficient quantities of danazol drug substance and drug product to supply the danazol comparator for the initial subjects who will enroll in the study. However, additional sourcing of danazol will be necessary in the future in order to complete the planned MOMENTUM Phase 3 clinical trial. Thus, we will need to obtain additional supplies from third-party manufacturers that we have engaged or expect to engage. Given the seemingly reduced use of danazol globally, demands for supply have decreased and therefore the ability to secure the required supply could be challenging and potentially impact the ability to execute MOMENTUM. In addition, we may need to develop a pediatric formulation for momelotinib in the future. Although we are working to develop commercially viable manufacturing processes, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale up or formulation, process reproducibility, stability issues, lot consistency and timely availability of reagents or raw materials.

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

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacture and supply of preclinical study and clinical trial materials in relation to our lead product candidate, momelotinib, and our other product candidates, including materials for any combination trials that we may undertake, and any future potential product candidates that we may develop for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We have engaged, or expect to engage, third-party manufacturers to obtain materials and consumables necessary for the manufacture of momelotinib and our other product candidates.

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

While we require our third-party manufacturers and suppliers to comply with cGMPs in the manufacture of clinical trial materials and commercial supply, should we obtain approval of any product candidates, these third-party manufacturers and suppliers may cease to continue to comply with cGMPs — which are FDA requirements for ensuring product quality control — or similar regulatory requirements outside the United States. Our contract manufacturers and suppliers are subject to continual review and periodic inspections to assess compliance with cGMPs. Accordingly, although we are not involved in the day-to-day operations of our contract manufacturers or suppliers, we are ultimately responsible for ensuring that our products and product candidates, and any other materials that may be used in our preclinical or clinical studies or trials, are manufactured or supplied in accordance with cGMPs. Therefore, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, quality control and quality assurance. Our failure, or the failure of our third-party manufacturers or suppliers, to comply with applicable regulations could result in our product candidates not being approved or sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or approved products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.

Any performance failure on the part of our existing or future manufacturers or suppliers, any interruption or poor yield or quality of manufactured or supplied materials, or any interruption or delay caused by a third party being subject to governmental regulations or moratoriums could result in additional costs, not having sufficient quantities or sufficient quality and may delay, prevent or impair our development, commercialization or marketing efforts. We do not currently have arrangements in place for redundant supply. If any one of our current contract manufacturers or suppliers cannot perform as agreed, we may be required to replace that manufacturer or supplier. Although we believe that there are several potential alternative manufacturers or suppliers who could manufacture or supply our product candidates or the materials for trials relating to product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

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

•	we may be required to change the way the product is administered or conduct additional preclinical studies or clinical trials;

•	we may be required to change or stop other ongoing clinical studies that may negatively impact the development of the agent for other indications.

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

Regulatory agencies, IRBs or data safety monitoring boards may at any time recommend the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. Clinical trials must be conducted in accordance with GCPs, or other applicable foreign regulatory authority guidelines. Clinical trials are subject to oversight by the FDA, foreign regulatory authorities and IRBs at the study sites where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced in accordance with applicable cGMPs. Clinical trial data may be rejected by the FDA or foreign regulatory authorities or clinical trials may be suspended by the FDA, foreign regulatory authorities, or us for various reasons, including, but not limited to:

•

deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols or to obtain or maintain clinical trial data in accordance with applicable regulatory requirements;

•	deficiencies in the clinical trial operations or trial sites;

•	the product candidate may have unforeseen adverse side effects;

•	deficiencies in the trial designs necessary to demonstrate efficacy;

•	fatalities or other adverse events (AEs) arising during a clinical trial due to medical problems that may or may not be related to clinical trial treatments;

•	the product candidates may not appear to be more effective than current therapies;

•	the quality or stability of the product candidates may fall below acceptable standards; or

•	failure to adequately demonstrate study conduct oversight, ensure data integrity, and that clinical study sites complied with the principles of GCPs.

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

Even if we obtain regulatory approval for our lead product candidate, momelotinib, or one of our other product candidates, they may not gain market acceptance among physicians, patients, healthcare payors and/or the medical community. We believe that the degree of market acceptance will depend on a number of factors, including, but not limited to:

•	timing of market introduction of our product candidates and competitive products;

•	safety and efficacy of our products;

•	prevalence and severity of any side effects;

•	potential advantages or disadvantages over alternative treatments;

•	strength of marketing and distribution support;

•	price of our products, both in absolute terms and relative to alternative treatments;

•	availability of coverage and reimbursement from government and other third-party payors; and

•	sequencing of available products.

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

We are developing product candidates, including our lead product candidate, momelotinib, to treat life-threatening illnesses for which there are currently limited therapeutic options. Other companies in our field have been the target of campaigns requesting access to unapproved drugs. If we experience similar request for access campaigns, we may experience significant disruption to our business which could result in losses. We are a small company with limited resources, and any unanticipated trials or access programs resulting from requests for access could deplete our drug supply, increase our capital expenditures, reduce the availability of potentially eligible clinical trial participants, and otherwise divert our resources from our primary goals.

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

Patients who receive access to unapproved drugs through compassionate use or expanded access programs have life-threatening illnesses and generally have exhausted all other available therapies. The risk for serious adverse events, including those which may be unrelated to our product candidates, in this patient population is high and could have a negative impact on the safety profile of our product candidate, which could cause significant delays or an inability to successfully commercialize our product candidate and could materially harm our business. In addition, in order to perform the controlled clinical trials required for regulatory approval and successful commercialization of our product candidates, we may receive adverse publicity or experience other disruptions if we do not provide compassionate use access or expanded access programs in response to requests for access from patients in the US or elsewhere in the world. Should we agree to provide compassionate use access or decide to initiate an expanded access program, we could experience adverse publicity or other disruptions related to current or potential participants in such programs. Similarly, we could experience adverse publicity or other disruptions if we were to restructure or pause any compassionate use and/or expanded access program after initiating such a program or after the provision of our product through compassionate access to an individual patient or patients.

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

We do not have our own laboratory facilities or the ability to discover product candidates. We rely on licensing, acquisition and other forms of strategic relationship to grow our pipeline. We may acquire, or enter into strategic relationships to identify, license and develop, one or more additional product candidates to grow our pipeline. In addition, we may desire to renegotiate our currently existing licensing agreements for any of our product candidates. The identification, evaluation, development and potential acquisition or licensing of additional product candidates or the potential renegotiation of any currently existing licensing agreement for any of our product candidates is expensive and time-consuming, and our efforts may not lead to the acquisition or licensing of any additional product candidates, or successful renegotiation of any currently existing licensing agreement for any of our product candidates, that can be successfully developed and commercialized. Competition for viable product candidates is intense, and the acquisition or licensing of product candidates may be more expensive than we are able to afford or may require us to seek additional financing. If our efforts do not lead to the acquisition or successful identification, development and licensing of suitable product candidates, we may be unable to grow our pipeline. In addition, if our efforts to grow our pipeline require us to pursue additional dilutive capital or debt financing strategies, we may experience harm to our financial position and stability.

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

To our knowledge, there is currently one approved myelofibrosis drug that specifically relies on JAK inhibition, ruxolitinib, marketed by Incyte Corporation as Jakafi® in the United States and by Novartis as Jakavi in rest of the world. In addition, there are a number of JAK inhibitor competitors in clinical development, at a similar state of development or more advanced than us. To our knowledge, Celgene Corporation is developing fedratinib, for which an NDA has been submitted to the FDA, and CTI Biopharma Corporation is developing pacritinib, which is currently in a Phase 2 dose finding study in the United States. However, to our knowledge, there are no approved drugs that target both JAK and ACVR1 inhibition on the market, nor in development. Other competitors in the myelofibrosis market include Acceleron, which is developing luspatercept in a Phase 2 clinical trial for myelofibrosis in conjunction with Celgene and recently submitted an NDA for treatment in other indications, and several additional companies in early stages of development. If momelotinib is approved, it will compete with existing therapies for the indication or indications for which it is approved. While we believe that momelotinib may have the ability to provide an anemia benefit in addition to treating the other manifestations of myelofibrosis, which we believe is unique within the JAK inhibition class of agents, the market for momelotinib is competitive, and physicians and other prescribers may not recommend or prescribe momelotinib over other competing products.

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

Additionally, to our knowledge, there are no approved drugs that specifically target Cdc7. To our knowledge, Takeda Pharmaceutical Company is developing an oral Cdc7 inhibitor that is currently in a Phase 2 clinical trial for metastatic pancreatic, colorectal, squamous esophageal and squamous non-small-cell lung cancers, and Eli Lily and Company has a Cdc7 inhibitor program that is currently in a Phase 1 clinical trial being conducted by CRUK. Other companies may be conducting preclinical studies of Cdc7 inhibitors as well. If SRA141 is approved, it will compete with existing therapies for the indication or indications for which it is approved.

Many of the companies against which we may compete have significantly greater financial and other resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the hematology and oncology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or that may be necessary for, our programs. Development efforts and clinical results of other companies may be unsuccessful or terminated, which could result in a negative perception of our product candidates, decreases in our stock price and adverse regulatory impacts, which could have a material and adverse effect on our ongoing development programs and our business. For example, in the second quarter of 2019, Eli Lilly and Company removed prexasertib, an intravenous Chk1/Chk2 inhibitor, from its development pipeline.

Our commercial opportunity could be reduced or eliminated if any competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may develop. Our competitors also may obtain FDA or foreign regulatory approval for their product candidates more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors who may place restrictions on patient access to our drugs in seeking to encourage the use of generic or cheaper drugs. If we fail to complete effectively, our business and operating results would be harmed.

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

Prior to acquiring momelotinib, our most advanced product candidate was in Phase 1/2 development. As we advance our lead product candidate, momelotinib, through Phase 3 development, we will need to develop or expand our development, regulatory, manufacturing, medical affairs, marketing and sales capabilities or contract with third parties to provide these capabilities for us. We must also successfully integrate the employees and operations related to the development of momelotinib. Maintaining additional relationships and managing our future growth will impose significant added responsibilities on members of our management. We must be able to manage our development efforts effectively, manage our clinical trials effectively, hire, train and integrate additional management, development, medical affairs, administrative and sales and marketing personnel, improve our managerial, development, operational and finance systems, and expand our facilities, all of which may impose a strain on our administrative and operational infrastructure. Our future financial performance will depend, in part, on our ability to manage this growth effectively. We may not be able to accomplish these tasks; which failure could prevent us from successfully developing our product candidates.

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

In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates, including our lead product candidate, momelotinib, because our product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that would justify such transaction.

Recent and future acquisitions could disrupt our business and harm our financial condition and operating results.

We may acquire additional businesses or product candidates from third parties that we believe will complement or augment our existing pipeline of product candidates, including, for example our acquisition of momelotinib from Gilead. Even if the assets we acquire have promising markets or technologies, we may not be able to realize the benefit of acquiring such assets if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new product candidates resulting from an acquisition, including momelotinib, which may delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies or benefits from the asset to justify the transaction. The risks we face in connection with acquisitions, including our acquisition of momelotinib, include, but are not limited to:

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;

•	integration of research and development efforts;

•	hiring or training of key employees with knowledge regarding the acquired asset;

•	changes in relationships with strategic partners as a result of product acquisitions or strategic positioning resulting from the acquisition;

•	cultural challenges associated with integrating employees, knowledge and processes related to the acquired asset into our organization;

•	unanticipated write-offs or charges; and

•	litigation or other claims in connection with the acquired asset.

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

If we are unable to adequately prepare the market for the potential future commercialization of a product, we may not be able to generate product revenue once marketing authorization is obtained. We currently have no marketing and sales organization and have no experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.

We have not yet begun to prepare for potential future commercialization, and currently have limited commercialization expertise, including no sales, marketing or distribution capabilities and no experience in marketing products. As we advance momelotinib through Phase 3 development and closer to potential approval, we will need to begin commercialization preparation activities and incur related expenses before we obtain final trial results and know whether MOMENTUM will support regulatory approval. These activities will include, among other things, the development of an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other companies to recruit, hire, train and retain qualified marketing and sales personnel. If we are unable to adequately prepare the market for the potential future commercialization of a product, we may not be able to generate product revenue once marketing authorization is obtained

Additionally, if we are unable or decide not to establish internal sales, marketing and distribution capabilities, we will pursue collaborative arrangements regarding the sales and marketing of our products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements on commercially reasonable terms, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

We cannot guarantee that we will be able to develop in-house commercialization expertise, including sales and distribution capabilities, or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or overseas.

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

We may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. For example, on November 9, 2016, a purported securities class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain of our executive officers (the New York Lawsuit). The New York Lawsuit was brought by purported stockholders of our company seeking to represent a class consisting of stockholders who purchased stock between July 15, 2015 and June 6, 2016. The New York Lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified damages and other relief. On March 13, 2018, the United States District Court for the Southern District of New York granted the defendants’ motion to dismiss and entered a final judgment dismissing the New York Lawsuit with prejudice. The plaintiffs filed an appeal and on December 3, 2018, the United States Court of Appeals for the Second Circuit affirmed the district court’s final judgment of dismissal. The plaintiffs did not file a notice or petition for further appellate review in this matter.

Also, on November 18, 2016, a purported securities class action lawsuit was filed in the Superior Court of the State of California for the County of San Mateo against us, certain of our executive officers and directors, and the underwriters for our initial public offering (IPO) of our common stock. On February 9, 2017, a substantially identical putative class action suit was filed in the Superior Court of the State of California for the County of San Mateo asserting the same claims on behalf of the same putative class (the two California lawsuits together, the California Lawsuits). The California Lawsuits were brought by purported stockholders of the company seeking to represent a class consisting of stockholders who purchased stock pursuant to and/or traceable to our Registration Statement on Form S-1. The lawsuits assert claims under Sections 11 and 15 of the Securities Exchange Act of 1934 and seek unspecified damages and other relief. On August 1, 2018, all parties reached a mutually acceptable proposed resolution to the California Lawsuits by way of a mediated settlement, which has been approved by the court. We are generally obliged, to the extent permitted by law, to indemnify our executive officers who are named as defendants in these types of lawsuits. Regardless of the outcome, this or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

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

In addition, the FDA and/or foreign regulatory authorities may delay, limit, or deny approval of a product candidate for many reasons, including, but not limited to:

•	the FDA or foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	we may be unable to demonstrate to the satisfaction of the FDA or foreign regulatory authorities that a product candidate is safe and effective for any indication;

•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA or foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	the results of our clinical trials may not demonstrate the safety or efficacy required by the FDA or foreign regulatory authorities for approval;

•	we may be unable to demonstrate the integrity of the clinical trial data to the satisfaction of the FDA or foreign regulatory authorities;

•

we may be unable to demonstrate the proper conduct of the clinical trial at all clinical trial sites, by our vendors, and by the Sponsor to the satisfaction of the FDA or foreign regulatory authorities;

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

Brexit is also expected to disrupt the operation of pre- and post-authorization clinical trial infrastructure, as discussed below.

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

Furthermore, negotiations around Brexit have caused uncertainty in the current regulatory framework in Europe. Brexit has resulted in the EMA moving from the United Kingdom to the Netherlands. In the United Kingdom, this transition may cause disruption in the administrative and medical scientific links between the EMA and MHRA. Although the government of the United Kingdom has stated its intent to comply with legislation regarding the authorization of medical products as it leaves the European Union, the EMA and the United Kingdom are drawing up contingency plans should a “no deal” exit occur. A “no deal” exit would lead to disruption in the execution of international multi-center clinical trials, the monitoring of adverse events in through pharmacovigilance programs, the evaluation of the benefit-risk profiles of new medicinal products, and determination of marketing authorization. There would also be disruption to the supply and distribution as well as the import/export both of active pharmaceutical ingredients (API) and finished product. Such a disruption would create supply difficulties for ongoing clinical trials and may damage the integrity of the pharmacovigilance database for the safety of new products.

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

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate, and may require us to conduct post-approval clinical studies. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval.

Moreover, if we obtain regulatory approval for our product candidates, we will only be permitted to market our products for the indication approved by FDA or foreign regulatory authority, and such approval may involve limitations on the indicated uses or promotional claims we may make for our products, or otherwise not permit labeling that sufficiently differentiates our product candidates from competitive products with comparable therapeutic profiles. For example, we will not be able to claim that our products have fewer side effects, or improve compliance or efficacy unless we can demonstrate those attributes to FDA or foreign regulatory authority in comparative clinical trials. Communications that occur prior to obtaining regulatory approval for our product candidates could also be considered promotional and thus may also be subject to certain FDA or foreign regulatory authority requirements.

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

A Fast Track Designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track Designation for a particular indication. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track Designation does not assure any such qualification or ultimate marketing approval by the FDA. We recently announced that the FDA had granted Fast Track designation to momelotinib for the treatment of patients with intermediate/high-risk myelofibrosis who have previously received a JAK inhibitor. Receipt of Fast Track Designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw any Fast Track Designation at any time. We may seek Fast Track Designation for any other of our product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates.

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

We have certified under the EU-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield with respect to our transfer of certain personal data from the European Union to the United States. The Privacy Shield program is subject to annual review and may be challenged, suspended or invalidated. At present, the EU-U.S. Privacy Shield framework and the use of EU Standard Contractual Clauses, or the Model Clauses, to protect data exports between the European Union and the U.S. are both subject to ongoing legal challenges. Any or all of these court proceedings, or other challenges in the future, may result in a ruling that the industry-standard measures we, and other companies, have taken are no longer sufficient. Additionally, it is possible that the Privacy Shield program may need to be updated by the European Commission and Department of Commerce to take into account the GDPR. As a result, we may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the European Union to the United States and may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and incurring regulatory penalties, which may have an adverse effect on our business.

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

Certain products we develop, such as our lead product candidate, momelotinib, if approved, may need to be administered under the supervision of a physician on an outpatient basis. Under applicable U.S. law, certain drugs that are not usually self-administered (including certain injectable drugs) may be eligible for coverage under the Medicare Part B program if:

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

Disputes may arise between us and our licensors regarding intellectual property subject to these license agreements, including with respect to:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	the development of the product candidates utilizing the licensed technology;

•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	the amount and timing of milestone and royalty payments;

•	the rights of our licensors under the license agreements;

•	our right to sublicense patent and other rights to third parties under collaborative development relationships;

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

In connection with our acquisition of momelotinib from Gilead, we are required to make aggregate milestone payments of up to $195.0 million to Gilead upon the achievement of certain development, regulatory and commercial milestones, including a milestone payment of $5.0 million upon the initiation of a registrational clinical trial, as well as mid-teen to high twenty percent tiered royalties based upon net sales and additional tiered milestone payments upon reaching certain sales milestones. If we breach any of these obligations, we may be required to indemnify the Seller, subject to certain limitations set forth in the momelotinib purchase.

Additionally, our current license agreements impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, and other obligations on us. For example, we are required to use commercially reasonable efforts to develop and commercialize licensed products, and are required to pay CPF and Carna milestone payments in an aggregate amount of up to $319.5 and $270.0 million, respectively, based upon the achievement of certain developmental, regulatory and commercial milestones of SRA737 and SRA141, including milestone payments of $7.5 and $12.0 million that would be due to CPF upon the dosing of the first patient in the first Phase 1 trial of SRA737 in the United States and upon the dosing of the first patient of a randomized Phase 2 trial of SRA737, respectively (in the event that the milestone payment for Phase 2 becomes due, but no milestone payment for Phase 1 has been paid, then the milestone payment for Phase 1 will become due and payable contemporaneously with the payment for the Phase 2 milestone for an aggregate payment of $19.5 million), and a milestone payment of $4.0 million to Carna upon dosing of the first patient in the first Phase 1 clinical trial for SRA141. We are also required to pay CPF tiered high single-digit to low double-digit royalties on the net sales of SRA737 and to pay Carna tiered single-digit royalties on the net sales of SRA141. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. We may also be required to negotiate to return our licensed intellectual property related to SRA737 to CPF if we cease or scale back development and commercialization of SRA737 for oncology-related indications, and we may be unsuccessful in any such renegotiation efforts for SRA737 or any other of our product candidates Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, we may be required to pay significant milestone and royalty payments, depending on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

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

The market price of our common stock has been and may continue to be subject to wide fluctuations. For example, we experienced a significant decrease in our stock price after we announced the suspension of the development of our former lead product candidate PNT2258 and the DNAi platform in June 2016 and after we announced the preliminary clinical data from our two Phase 1/2 studies of SRA737 in June 2019. Factors affecting the market price of our common stock include, but are not limited to:

•	the timing and results of development activities related to our product candidates;

•	our capital requirements, anticipated financings and the related dilution;

•	the commencement, enrollment or results of future clinical trials we may conduct, or changes in the development status of our product candidates;

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

In addition, the stock market in general, and oncology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. Securities class action litigation is often instituted against companies following periods of volatility in the market price of a company’s securities. For example, we have previously vigorously defended purported securities class action lawsuits against us and certain of our executive officers. This type of litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business, operating results or financial condition.

If we fail to comply with the continued listing requirements of the Nasdaq Global Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On July 16, 2019, we were notified by the Nasdaq Stock Market, LLC, or Nasdaq, that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on the Nasdaq Global Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notification provided that we had 180 calendar days, or until January 13, 2020, to regain compliance with Nasdaq Listing Rule 5450(a)(1). To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the applicable 180 calendar day compliance period.

If we do not regain compliance by January 13, 2020, we may transfer to the Nasdaq Capital Market, provided that we meet the applicable market value of publicly held shares requirement for continued listing and all other applicable requirements for initial listing on the Nasdaq Capital Market (except for the bid price requirement) based on our most recent public filings and market information, and we notify Nasdaq of our intent to cure this deficiency.

Following a transfer to the Nasdaq Capital Market, an additional 180 days may be granted to regain compliance, provided that on the 180th day of the first compliance period we meet the applicable market value of publicly held shares requirement for continued listing and all other applicable standards for initial listing on the Nasdaq Capital Market (except for the bid price requirement) based on our most recent public filings and market information, and we notify Nasdaq of our intention to cure the deficiency during the second compliance period.

If we do not qualify for the second compliance period or fail to regain compliance during the second 180-day period, then Nasdaq will notify us of its determination to delist our common stock, at which point we will have an opportunity to appeal the delisting determination to a hearings panel.

No assurance can be given that we will meet applicable Nasdaq continued listing standards. Failure to meet applicable Nasdaq continued listing standards could result in a delisting of our common stock, which could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the inability to advance our product candidates, including our lead product candidate, momelotinib, potential loss of confidence by investors and employees, and fewer business development opportunities.

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

None.

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

SIERRA ONCOLOGY, INC.

Date: August 8, 2019	By:	/s/ Nick Glover
Dr. Nick Glover
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Sukhi Jagpal
Sukhi Jagpal
Chief Financial Officer
(Principal Financial Officer)