Form 10-Q
period 2019-09-30
Sierra Oncology, Inc.
filed 2019-11-04
CIK 1290149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

As of October 31, 2019, there were 74,688,283 shares of the Registrant’s Common Stock outstanding.

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

SIERRA ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,694	$106,046
Prepaid expenses and other current assets	3,118	2,706

Total current assets	70,812	108,752
Property and equipment, net	137	168
Operating lease right-of-use asset	630	—
Other assets	738	549

TOTAL ASSETS	$72,317	$109,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued and other liabilities	$6,738	$8,812
Accounts payable	1,304	1,287
Current portion of term loan	1,171	—

Total current liabilities	9,213	10,099
Term loan	3,841	4,891
Operating lease liability	415	—

TOTAL LIABILITIES	13,469	14,990

Commitments and Contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2019 and December 31, 2018; nil shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 74,688,283 and 74,365,965 shares issued and outstanding as of September 30, 2019 and December 31, 2018	74	74
Additional paid-in capital	776,999	771,817
Accumulated deficit	(718,225)	(677,412)

TOTAL STOCKHOLDERS’ EQUITY	58,848	94,479

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,317	$109,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$10,113	$12,913	$31,978	$30,032
General and administrative	3,151	3,138	9,995	10,736

Total operating expenses	13,264	16,051	41,973	40,768

Loss from operations	(13,264)	(16,051)	(41,973)	(40,768)
Other income, net	288	479	961	1,333

Loss before benefit from income taxes, net	(12,976)	(15,572)	(41,012)	(39,435)
Benefit from income taxes, net	(73)	(5)	(199)	(383)

Net loss	$(12,903)	$(15,567)	$(40,813)	$(39,052)

Net loss per common share, basic and diluted	$(0.17)	$(0.21)	$(0.55)	$(0.56)

Weighted-average shares used in computing net loss per common share, basic and diluted	74,688,283	74,347,489	74,621,364	69,517,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2018	74,365,965	$74	$771,817	$(677,412)	$94,479
Issuance of common stock for exercise of stock options	322,318	—	445	—	445
Stock-based compensation	—	—	1,699	—	1,699
Net loss	—	—	—	(13,032)	(13,032)

Balance—March 31, 2019	74,688,283	74	773,961	(690,444)	83,591
Stock-based compensation	—	—	1,758	—	1,758
Net loss	—	—	—	(14,878)	(14,878)

Balance—June 30, 2019	74,688,283	$74	$775,719	$(705,322)	$70,471
Stock-based compensation	—	—	1,280	—	1,280
Net loss	—	—	—	(12,903)	(12,903)

Balance—September 30, 2019	74,688,283	$74	$776,999	$(718,225)	$58,848

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2017	52,395,223	$52	$718,751	$(624,077)	$94,726
Issuance of common stock for exercise of stock options	64,458	—	101	—	101
Stock-based compensation	—	—	1,499	—	1,499
Issuance of common stock, net of offering costs of $3.2 million	21,850,000	22	45,974	—	45,996
Net loss	—	—	—	(11,525)	(11,525)

Balance—March 31, 2018	74,309,681	74	766,325	(635,602)	130,797
Issuance of common stock for exercise of stock options	24,500	—	32	—	32
Stock-based compensation	—	—	1,782	—	1,782
Net loss	—	—	—	(11,960)	(11,960)

Balance—June 30, 2018	74,334,181	$74	$768,139	$(647,562)	$120,651
Issuance of common stock for exercise of stock options	29,984	—	45	—	45
Stock-based compensation	—	—	1,821	—	1,821
Issuance of common stock warrant	—	—	116	—	116
Net loss	—	—	—	(15,567)	(15,567)

Balance—September 30, 2018	74,364,165	$74	$770,121	$(663,129)	$107,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,813)	$(39,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,737	5,102
Depreciation and amortization	188	85
Other	(101)	(167)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(416)	(1,831)
Accrued, other and operating lease liabilities	(2,345)	1,092
Accounts payable	22	(371)

Net cash used in operating activities	(38,728)	(35,142)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(33)	(59)

Net cash used in investing activities	(33)	(59)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon follow-on offering, net of offering costs	—	45,996
Proceeds from issuance of term loan, net of issuance costs	—	4,955
Proceeds from exercise of common stock options	445	178

Net cash provided by financing activities	445	51,129

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(36)	(36)
NET INCREASE / (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(38,352)	15,892
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	106,346	100,536

CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$67,994	$116,428

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for (refund of) income taxes, net	$(95)	$15

Cash paid for interest	$246	$9

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use asset obtained in exchange for operating lease obligation	$771	$—

Issuance of common stock warrant	—	116

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

As of September 30, 2019, the Company had $67.7 million of cash and cash equivalents. The Company believes that its balance of cash and cash equivalents as of the date of the issuance of these condensed consolidated financial statements is sufficient to fund its current operational plan for at least the next twelve months though it may pursue raising additional capital through equity financings or other arrangements.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and notes required for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019. There were no significant changes to the accounting policies during the nine months ended September 30, 2019 from the significant accounting policies described in Note 2 to the consolidated financial statements in the 2018 Form 10-K, with the exception of the policies noted below. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

These unaudited condensed consolidated financial statements and related disclosure have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The condensed consolidated results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited consolidated financial statements as of that date.

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

The following shares of common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	September 30, 2019	September 30, 2018
	(in thousands)
Options to purchase common stock	13,149,371	10,719,737
Warrant for common stock	73,529	73,529

Total potential dilutive shares	13,222,900	10,793,266

4.	Fair Value Measurements

The Company measures and reports its cash equivalents and restricted cash at fair value. The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$65,950	$—	$—	$65,950
Restricted money market funds	300	—	—	300

Total financial assets	$66,250	$—	$—	$66,250

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$105,224	$—	$—	$105,224
Restricted money market funds	300	—	—	300

Total financial assets	$105,524	$—	$—	$105,524

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

There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2019.

5.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Cash	$1,744	$822
Cash equivalents:
Money market accounts	65,950	105,224

Total cash and cash equivalents	$67,694	$106,046

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows.

	September 30, 2019	September 30, 2018
	(in thousands)
Cash and cash equivalents	$67,694	$116,128
Restricted cash included in other assets	300	300

Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$67,994	$116,428

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Prepaid insurance	$1,365	$555
Prepaid research and development project costs	902	762
Other receivables	104	751
Income taxes receivable	31	163
Other	716	475

Total prepaid expenses and other current assets	$3,118	$2,706

Property and Equipment, net

Property and equipment, net consists of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Software	$356	$325
Leasehold improvements	112	112
Computer equipment	89	89
Furniture and fixtures	3	3

Property and equipment, gross	560	529
Less: accumulated depreciation	(423)	(361)

Total property and equipment, net	$137	$168

Depreciation related to the Company’s property and equipment was $21,000 and $0.1 million for the three and nine months ended September 30, 2019 and $26,000 and $0.1 million for the three and nine months ended September 30, 2018.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Accrued research and development costs	$3,387	$4,485
Accrued employee-related costs	2,435	3,223
Accrued professional fees	587	357
Operating lease liability	180	—
Accrued restructuring costs	30	33
Other	119	714

Total accrued and other liabilities	$6,738	$8,812

6.	Leases

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

On January 1, 2019, with the adoption of ASU 2016-02, the Company recognized operating lease right-of-use asset of $0.8 million and operating lease liability of $0.7 million for these leases.

The components of lease expense and related cash flows for the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(in thousands)
Operating lease cost	$50	$152
Short-term lease cost	30	88

	80	240

Operating cash flows used for operating leases	$53	$145

The total rent expense was $0.1 and $0.3 million for the three and nine months ended September 30, 2018, respectively.

As of September 30, 2019, the weighted average remaining lease term and discount rate for the operating lease are 3.42 years and 6.5%, respectively.

As of September 30, 2019, maturities of lease liability due under the lease agreement are as follows:

Years Ending December 31:	Operating Leases
(in thousands)
Remainder of 2019	$53
2020	214
2021	217
2022	174

Total lease payments	658
Less imputed interest	(63)

Total	$595

In addition to base rent, these leases require payment of non-lease and non-component costs. These costs are not included in the table above.

7.	Term Loan

On August 21, 2018, the Company entered into a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB), pursuant to which the Company could obtain a loan of aggregate principal amount of up to $15.0 million (Term Loans), which would become available in three tranches, each of an aggregate principal amount of up to $5.0 million. Contemporaneously with executing the Loan Agreement, the Company drew down the first $5.0 million tranche. The second $5.0 million tranche expired on June 30, 2019 and the third $5.0 million tranche expired on September 30, 2019. Borrowings under the Loan Agreement bear interest at the greater of (i) 6.0% or (ii) a floating per annum rate 1.0% above the prime rate (for an interest rate of 6.0% at September 30, 2019), with interest only due and payable monthly, until March 1, 2020, at which time interest and principal will be due and payable monthly in equal monthly payments; are subject to a final payment fee equal to 6.75% of the aggregate principal amount.

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

In connection with the Loan Agreement, the Company issued a warrant to SVB to purchase 73,529 of the Company’s common stock at a price per share of $1.87. The warrant was immediately exercisable, will expire on August 21, 2028, contains a cashless exercise provision and is classified as equity. With the expiration of the second and third tranches of the Term Loans, no additional warrants will be issued by the Company under the Loan Agreement.

The fair value of the warrant and the debt issuance costs were recorded as debt discounts and together with the final payment fee are being amortized using the effective interest rate method over the term of the loan. As of September 30, 2019, the effective interest rate of the loan was 9.42% (December 31, 2018 – 9.89%) and the unamortized debt discount was $0.1 million (December 31, 2018 – $0.1 million). Amortization of the debt discount and accretion of final payment was $40,000 and $0.1 million for the three and nine months ended September 30, 2019, respectively, and $17,000 for the three and nine months ended September 30, 2018.

Scheduled payments due under the Loan Agreement, excluding the final payment fee of $0.3 million and interest payments, are as follows:

September 30, 2019
(in thousands)
2020	$1,667
2021	2,000
2022	1,333

Total	$5,000

The Company recognized interest expense of $0.1 million and $0.4 million during the three and nine months ended September 30, 2019, respectively, and $0.1 million during the three and nine months ended September 30, 2018, related to the Loan Agreement.

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

In May 2016, the Company entered into an exclusive license agreement (Carna License Agreement) with Carna Biosciences, Inc. (Carna) for worldwide rights to develop and commercialize SRA141, a small molecule kinase inhibitor targeting Cdc7. In exchange for this exclusive right, the Company paid Carna an upfront payment of $0.9 million in June 2016. The Company will be required to pay Carna milestone payments of up to an aggregate of $270.0 million upon achievement of certain developmental, regulatory and commercial milestone events, including a milestone payment of $4.0 million upon dosing of the first patient in the first Phase 1 clinical trial for SRA141. These milestones will be accrued once they are considered probable of occurring. As of September 30, 2019, the Company had not recorded any milestone payments to Carna. In addition, the Company is required to pay Carna tiered single-digit royalties on net sales of product candidates (as defined under the Carna License Agreement).

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

	September 30, 2019	December 31, 2018
Outstanding stock options under equity incentive plans	13,149,371	10,504,412
Shares reserved for future option grants under equity incentive plans	1,952,386	1,945,025
Shares reserved under the 2015 employee stock purchase plan	700,000	700,000
Shares reserved under warrant upon contingent event	—	147,059
Outstanding warrant	73,529	73,529

Total common stock reserved for issuance	15,875,286	13,370,025

10.	Stock-Based Compensation

In the accompanying condensed consolidated statements of operations, the Company recognized stock-based compensation expense for its employees and non-employees as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Research and development	$856	$1,168	$3,269	$3,330
General and administrative	424	653	1,468	1,772

Total stock-based compensation	$1,280	$1,821	$4,737	$5,102

Determination of Fair Value

The estimated grant-date fair values of all of the Company’s stock-based awards were calculated using the Black-Scholes option pricing model, based on assumptions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected term (in years)	6.0 – 6.1	5.6 – 6.1	5.3 – 6.9	5.3 – 7.0
Expected volatility	91%	88 – 91%	90 – 94%	88 – 91%
Risk-free interest rate	1.6%	2.7 – 3.0%	1.6 – 2.6%	2.6 – 3.0%
Expected dividend rate	— %	— %	— %	— %

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

2015 Plan

The 2015 Equity Incentive Plan (2015 Plan) became effective on July 14, 2015. As of September 30, 2019, 11,647,776 shares were reserved for issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will increase automatically on January 1 of each calendar year 2016 through 2025 by the number of shares equal to 4% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. The Company’s Board of Directors or Compensation Committee may reduce the amount of the increase in any particular year. The exercise price of each stock-based award issued under the 2015 Plan is required to be no less than the fair value of the Company’s capital stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement.

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

A summary of activity under the 2008 Plan, 2015 Plan and 2018 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Options (in thousands)
Outstanding — December 31, 2018	1,945,025	10,504,412	$2.86	7.80	$545
Awards authorized	2,974,638
Options granted	(3,433,300)	3,433,300	1.81
Options exercised	—	(322,318)	1.38
Options forfeited/cancelled	466,023	(466,023)	3.18

Outstanding — September 30, 2019	1,952,386	13,149,371	$2.61	7.67	$—

Exercisable — September 30, 2019		7,593,850	$3.03	6.74	$—

Vested and expected to vest — September 30, 2019		13,149,371	$2.61	7.67	$—

The weighted-average grant date fair values of options granted during the three and nine months ended September 30, 2019 was $0.37 and $1.37 per share, and $1.56 and $1.76 per share during the three and nine months ended September 30, 2018. The aggregate intrinsic values of options exercised were insignificant for the three and nine months ended September 30, 2019, and were $21,000 and $0.2 million for the three and nine months ended September 30, 2018. The total grant date fair value of options vested for the three and nine months ended September 30, 2019 was $1.0 million and $5.3 million, and $1.5 million and $4.6 million during the three and nine months ended September 30, 2018.

As of September 30, 2019, total unrecognized stock-based compensation related to unvested stock options was $7.5 million. These costs are expected to be recognized over a remaining weighted-average period of 2.6 years as of September 30, 2019.

11.	Income Taxes

The Company did not record a provision for U.S. federal income taxes for the three and nine months ended September 30, 2019 because it expects to generate a loss for the year ended December 31, 2019. The Company recognized a net income tax benefit for the three and nine months ended September 30, 2019 and September 30, 2018, respectively, related to foreign research and development tax credits. The Company’s net U.S. deferred tax assets continue to be offset by a full valuation allowance.

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

During the second quarter of 2019, we announced that the FDA had granted Fast Track designation to momelotinib for the treatment of patients with intermediate/high-risk myelofibrosis who have previously received a JAK inhibitor.

We are also developing our portfolio of DNA Damage Response (DDR) assets, consisting of SRA737 and SRA141, and we are conducting a campaign intended to seek non-dilutive strategic options to support their further advancement:

•

SRA737 is our potent, highly selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1). Chk1 is a key regulator of cell cycle progression and the DDR. SRA737 is being evaluated across multiple indications in two ongoing Phase 1/2 trials, as monotherapy and when potentiated by non-cytotoxic low-dose gemcitabine (LDG), a potent extrinsic inducer of replication stress. At the 2019 American Society of Clinical Oncology (ASCO) annual meeting, we reported preliminary data from these trials, which included anti-cancer activity across multiple indications.

•

Our pipeline also includes SRA141, a potent, selective, orally bioavailable small molecule inhibitor of Cell division cycle 7 kinase (Cdc7) with a potential novel mechanism of cytotoxicity. We successfully completed the IND filing process with the FDA for SRA141 in 2018.

We wholly own momelotinib and retain the global commercialization rights to SRA737 and SRA141.

Since inception, we have devoted substantially all of our resources to research and development activities, including the clinical development of our current product candidates, momelotinib, SRA737 and SRA141, and our former lead product candidate PNT2258, and to provide general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. Our net losses were $12.9 million and $40.8 million for the three and nine months ended September 30, 2019 and $15.6 million and $39.1 million for the three and nine months ended September 30, 2018. As of September 30, 2019, we had an accumulated deficit of $718.2 million.

During the second quarter of 2019, we announced plans to prioritize our existing resources on the development of momelotinib, our lead product candidate. We also announced we have launched a campaign exploring non-dilutive strategic options to support the future continued development of our portfolio of DDR assets, consisting of SRA737 and SRA141.

We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest to further develop our lead product candidate, momelotinib, and any other product candidates we may elect to advance or acquire;

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

We have funded our operations to date primarily from the issuance and sale of our common stock through public offerings, and our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through debt financings and exercises of our preferred stock warrants. As of September 30, 2019, we had cash and cash equivalents of $67.7 million.

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

Benefit from Income Taxes, net

Benefit from income taxes, net consists of federal and state income taxes in the United States, income tax benefit resulting from research and development tax credits in Canada, income taxes in Canada and Australia, as well as deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and changes in related valuation allowance.

We did not record a provision for U.S. federal income taxes for the three and nine months ended September 30, 2019 because we expect to generate a loss for the year ended December 31, 2019. Our tax benefit relates to research and development tax credits in Canada and our income tax provision relates to income taxes in Canada and Australia. Our net U.S. deferred tax assets continue to be offset by a full valuation allowance.

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

	Three Months Ended September 30,		Change $
	2019	2018
	(in thousands)
Operating expenses:
Research and development	$10,113	$12,913	$(2,800)
General and administrative	3,151	3,138	13

Total operating expenses	13,264	16,051	(2,787)

Loss from operations	(13,264)	(16,051)	2,787
Other income, net	288	479	(191)

Loss before benefit from income taxes, net	(12,976)	(15,572)	2,596
Benefit from income taxes, net	(73)	(5)	(68)

Net loss	$(12,903)	$(15,567)	$2,664

Research and Development

Research and development expenses decreased $2.8 million, from $12.9 million for the three months ended September 30, 2018 to $10.1 million for the three months ended September 30, 2019. The decrease was due to a $3.0 million upfront fee paid to Gilead to acquire momelotinib in the three months ended September 30, 2018 and decreases in SRA737 and SRA141 costs including a $2.4 million decrease in clinical trial costs primarily related to SRA737, a $1.4 million decrease in third-party manufacturing costs, and a $0.5 million decrease in research and preclinical costs. These decreases were partially offset by momelotinib related costs including an increase of $3.9 million in clinical trial and development related costs and a $0.6 million increase in third-party manufacturing costs for the three months ended September 30, 2019.

General and Administrative

General and administrative expenses remained consistent at $3.1 million for both the three months ended September 30, 2019 and 2018.

Other Income, net

Other income, net decreased from $0.5 million for the three months ended September 30, 2018 to $0.3 million for the three months ended September 30, 2019. The decrease was primarily attributable to a decrease in interest income due to lower cash balance for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Benefit from income taxes, net

The net benefit from income taxes during the three months ended September 30, 2019 and September 30, 2018 primarily represented benefit from foreign research and development tax credits.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

	Nine Months Ended September 30,		Change $
	2019	2018
	(in thousands)
Operating expenses:
Research and development	$31,978	$30,032	$1,946
General and administrative	9,995	10,736	(741)

Total operating expenses	41,973	40,768	1,205

Loss from operations	(41,973)	(40,768)	(1,205)
Other income, net	961	1,333	(372)

Loss before benefit from income taxes, net	(41,012)	(39,435)	(1,577)
Benefit from income taxes, net	(199)	(383)	184

Net loss	$(40,813)	$(39,052)	$(1,761)

Research and Development

Research and development expenses increased $1.9 million, from $30.0 million for the nine months ended September 30, 2018, to $32.0 million for the nine months ended September 30, 2019. The increase was primarily due to momelotinib related costs, including a $8.2 million increase in clinical trial and development costs, a $1.9 million increase in third-party manufacturing costs, and a $2.1 million increase in personnel-related and allocated overhead costs. These increased costs were partially offset by a $3.0 million upfront fee paid to Gilead to acquire momelotinib in the third quarter of 2018 and decreases in SRA737 and SRA141 costs, including a $3.6 million decrease in third-party manufacturing costs, a $2.4 million decrease in clinical trial costs primarily related to SRA737, and a $1.3 million decrease in research and preclinical costs for the nine months ended September 30, 2019.

General and Administrative

General and administrative expenses decreased $0.7 million, from $10.7 million for the nine months ended September 30, 2018 to $10.0 million for the nine months ended September 30, 2019. The decrease was primarily attributable to a $0.3 million decrease in personnel-related and allocated overhead costs, a $0.2 million decrease in professional fees and a $0.2 million decrease in business development related costs for the nine months ended September 30, 2019.

Other Income, net

Other income, net decreased from $1.3 million for the nine months ended September 30, 2018 to $1.0 million for the nine months ended September 30, 2019. The decrease was primarily attributable to higher interest expense on the term loan for the nine months ended September 30, 2019 as compared to interest expense incurred on the term loan for the nine months ended September 30, 2018, as the term loan was entered into midway through the third quarter of 2018.

Benefit from income taxes, net

The net benefit from income taxes for the nine months ended September 30, 2019 and September 30, 2018 primarily represented benefit from foreign research and development tax credits.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have never generated revenue and have incurred significant net losses. We have funded our operations to date primarily from the issuance and sale of our common stock through public offerings, and our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through debt financings and exercises of our preferred stock warrants. Our net losses for the three and nine months ended September 30, 2019 were $12.9 million and $40.8 million and for the three and nine months ended September 30, 2018 were $15.6 million and $39.1 million. As of September 30, 2019, we had an accumulated deficit of $718.2 million. Our principal sources of liquidity as of September 30, 2019 were cash and cash equivalents of $67.7 million.

We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest to further develop our lead product candidate, momelotinib, and any other product candidates we may elect to advance or acquire;

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash used in operating activities	$(38,728)	$(35,142)
Cash used in investing activities	(33)	(59)
Cash provided by financing activities	445	51,129
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(36)	(36)

Net increase (decrease) in cash, cash equivalents and restricted cash	$(38,352)	$15,892

Cash Flows from Operating Activities

For the nine months ended September 30, 2019, cash used in operating activities of $38.8 million was attributable to a net loss of $40.8 million and a net change of $2.7 million in our net operating assets and liabilities, partially offset by $4.8 million in non-cash charges. The non-cash charges consisted primarily of $4.7 million in stock-based compensation. The change in net operating assets and liabilities was primarily attributable to a decrease in our accrued and other liabilities and operating lease liabilities of $2.3 million and an increase in prepaid expenses and other assets of $0.4 million.

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

Cash Flows from Investing Activities

For the nine months ended September 30, 2019 and 2018, cash used in investing activities was attributable to the purchase of property and equipment.

Cash Flows from Financing Activities

For the nine months ended September 30, 2019, cash provided by financing activities of $0.4 million consisted of net proceeds received from the exercise of options to purchase common stock.

For the nine months ended September 30, 2018, cash provided by financing activities of $51.1 million was primarily attributable to net proceeds received from the sale and issuance of our common stock upon our follow-on offerings. For the nine months ended September 30, 2018, cash provided by financing activities also included borrowing under the Loan Agreement of $5.0 million.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $67.7 million as of September 30, 2019, which consisted primarily of bank deposits and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

In addition, we had an outstanding balance of $5.0 million under our Loan Agreement as of September 30, 2019. Borrowings under the Loan Agreement bear interest at the greater of 6% or a floating per annum rate of 1.0% above the prime rate (for an interest rate of 6.0% at September 30, 2019). The effect of a hypothetical 10% change in interest rates would not have a material impact on our operating loss.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage hematology and oncology company with a limited operating history. Since inception, we have incurred significant operating losses. Our net losses were $40.8 and $53.3 million for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $718.2 million. Investment in hematology and oncology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. For example, in June 2016 we decided to suspend the development of our former lead product candidate PNT2258 after an interim analysis of data from a Phase 2 clinical trial of PNT2258 indicated only modest efficacy. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue the development of our product candidates, including momelotinib, our lead product candidate, SRA737 and SRA141, fund research and preclinical studies and clinical trials, seek to identify additional product candidates, in-license additional products or technologies, seek regulatory approval, prepare for potential commercialization and continue to operate as a public company.

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

We reported proof-of-concept clinical data for SRA737 at the 2019 ASCO Annual Meeting in June 2019, suggesting that this product candidate may have anti-cancer activity in multiple indications and a clinical path forward toward potential initial registration for the treatment of anogenital cancer, an indication with considerable unmet need. For SRA141, we have identified a potentially novel mechanism of cytotoxicity and our IND is now in effect, enabling the commencement of clinical trials. To support the continued development of SRA737 and SRA141 in the future, we intend to seek non-dilutive strategic options. There can be no assurance that we will successfully obtain non-dilutive development support or obtain the funding or support necessary to advance SRA737 or SRA141 or obtain such funding or support on commercially reasonable terms. If we are unable to obtain such funding or support, we may need to cease development of these product candidates. Additionally, upon the dosing of the first patient in the first Phase 1 trial of SRA737 in the United States, under the current terms of our license agreement with CRT Pioneer Fund LP (CPF), we would owe CPF a milestone payment of $7.5 million, and upon the dosing of the first patient of a randomized Phase 2 trial of SRA737, we would owe CPF a milestone payment of $12.0 million. In the event that the milestone payment for Phase 2 becomes due, but no milestone payment for Phase 1 was paid, then the milestone payment for Phase 1 will become due and payable contemporaneously with the payment for the Phase 2 milestone for an aggregate payment of $19.5 million. If we are unable to renegotiate these milestone payments or raise additional capital, our ability to continue developing SRA737 may be adversely affected.

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

The FDA recently provided regulatory feedback concerning the design of our planned MOMENTUM Phase 3 clinical trial for momelotinib, that we plan to launch in the fourth quarter of 2019. While we believe the safety and efficacy profile of momelotinib in patients who have an inadequate response to, progress on, or are intolerant of ruxolitinib appears promising based on the prior Phase 3 trial results, the MOMENTUM Phase 3 trial we plan to commence in those patients may not be successful. This could occur for a variety of reasons related to efficacy or safety outcomes observed in the trial or to issues related to study conduct or study feasibility, including, but not limited to the following:

•	failure to identify sufficient countries willing to import and sites equipped to handle the active comparator danazol, a controlled substance in some countries;

•	delays in initiation and execution of the study in certain countries due to controlled substance danazol shipping and distribution logistical challenges;

•	failure to enroll or retain sufficient numbers of subjects because of the potential for patients to be randomized to a danazol-comparator arm;

•	delays in initiation of the trial due to implementation of privacy and data protection legislation;

•	issues with data retention due to lack of adherence to privacy and data protection legislation;

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

•

failure to demonstrate sufficiently improved efficacy over the comparator arm of danazol either because momelotinib’s efficacy in the trial is less robust than expected or because danazol performs better than expected, given danazol’s limited data availability, on the efficacy endpoints; The SIMPLIFY-1 Phase 3 trial, for example, conducted by Gilead in ruxolitinib-naive patients did not demonstrate non-inferiority to its comparator arm of ruxolitinib for the key secondary endpoint of total symptom score; and

•

failure to observe meaningful anemia benefits in our planned Phase 3 trial, which could reduce the potential future value of momelotinib as we believe an anemia benefit could potentially provide a competitive advantage over existing therapies.

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

We are currently conducting two Phase 1/2 clinical trials of SRA737, which we believe will further inform our clinical development plans and patient selection strategies. Both of the current clinical studies for SRA737 are being conducted in the United Kingdom, with one of the clinical studies also being conducted in Spain. We believe we have completed all necessary preclinical activities to support a potential future IND submission for SRA737 to the FDA. However, we have not yet discussed our plans for any IND submission with the FDA, and if pursued, we may receive feedback from the FDA that delays the submission or clearance of any IND. While we previously announced positive preclinical data for SRA737 as well as positive preliminary clinical data, we have no assurance that clinical trials of SRA737 will demonstrate safety and efficacy or produce positive results sufficient to justify further development and commercialization.

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

In connection with our acquisition of momelotinib, we have assumed the responsibility for ongoing clinical studies with momelotinib, including related expenses and manufacturing and regulatory activities, which were previously managed and funded by Gilead. This includes responsibility for the ongoing extended access study, which provides extended access of momelotinib to certain patients previously enrolled in Gilead-sponsored studies, who are currently receiving treatment with momelotinib and have not experienced progression of disease. Further, extended access programs provide supportive safety information for regulatory review. Any adverse events or reactions experienced by subjects in the extended access program may be attributed to momelotinib and may limit our ability to obtain regulatory approval with labeling that we consider desirable, or at all.

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

Supply chain logistics are complex for the planned MOMENTUM Phase 3 clinical trial of momelotinib, as it requires the administration of both an active drug (momelotinib) and an active comparator (danazol) and there are risks associated with this process throughout the supply chain, from labeling, to distribution, dispensing, and administration. Although we have secured sufficient quantities of drug substance and drug product to supply our current momelotinib program, starting with the planned MOMENTUM Phase 3 clinical trial of momelotinib, we will need to obtain additional supplies from third-party manufacturers that we have engaged, or expect to engage. We have also secured sufficient quantities of danazol drug product to supply the comparator for the initial subjects who will enroll in the study. However, additional sourcing of danazol will be necessary in the future in order to complete the planned MOMENTUM Phase 3 clinical trial. Thus, we will need to obtain additional supplies from third-party manufacturers that we have engaged or expect to engage. Given the seemingly reduced use of danazol globally, demands for supply have decreased and therefore the ability to secure the required supply could be challenging and potentially impact the ability to execute MOMENTUM. In addition, we may need to develop a pediatric formulation for momelotinib in the future. Although we are working to develop commercially viable manufacturing processes, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale up or formulation, process reproducibility, stability issues, lot consistency and timely availability of reagents or raw materials.

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

To our knowledge, there are currently two approved myelofibrosis drugs that specifically rely on JAK inhibition, ruxolitinib, marketed by Incyte Corporation as Jakafi® in the United States and by Novartis as Jakavi in rest of the world and fedratinib, marketed by Celgene Corporation as Inrebic in the United States. In addition, there is one additional JAK inhibitor competitor in clinical development, at a similar state of development or more advanced than us. CTI Biopharma Corporation is developing pacritinib, for patients with platelet counts less than 50,000/uL and has recently announced enrollment for their Phase 3 PACIFICA study. . However, to our knowledge, there are no approved drugs that target both JAK and ACVR1 inhibition on the market, nor in development. Other competitors in the myelofibrosis market include Acceleron, which is developing luspatercept in a Phase 2 clinical trial for myelofibrosis in conjunction with Celgene and recently submitted an NDA for treatment in other indications, and several additional companies in early stages of development. If momelotinib is approved, it will compete with existing therapies for the indication or indications for which it is approved. While we believe that momelotinib may have the ability to provide an anemia benefit in addition to treating the other manifestations of myelofibrosis, which we believe is unique within the JAK inhibition class of agents, the market for momelotinib is competitive, and physicians and other prescribers may not recommend or prescribe momelotinib over other competing products.

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

Prior to acquiring momelotinib, our most advanced product candidate was in Phase 1/2 development. Advancing our lead product candidate, momelotinib, through Phase 3 development, will require us to develop or expand our development, regulatory, manufacturing, medical affairs, marketing and sales capabilities or contract with third parties to provide these capabilities for us. We must also successfully integrate the employees and operations related to the development of momelotinib. Maintaining additional relationships and managing our future growth will impose significant added responsibilities on members of our management. We must be able to manage our development efforts effectively, manage our clinical trials effectively, hire, train and integrate additional management, development, medical affairs, administrative and sales and marketing personnel, improve our managerial, development, operational and finance systems, and expand our facilities, all of which may impose a strain on our administrative and operational infrastructure. Our future financial performance will depend, in part, on our ability to manage this growth effectively. We may not be able to accomplish these tasks; which failure could prevent us from successfully developing our product candidates.

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

Past and future acquisitions could disrupt our business and harm our financial condition and operating results.

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

We have not yet begun to prepare for potential future commercialization, and currently have limited commercialization expertise, including no sales, marketing or distribution capabilities and no experience in marketing products. Advancing momelotinib through Phase 3 development and closer to potential approval will require us to begin commercialization preparation activities and incur related expenses before we obtain final trial results and know whether MOMENTUM will support regulatory approval. These activities will include, among other things, the development of an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other companies to recruit, hire, train and retain qualified marketing and sales personnel. If we are unable to adequately prepare the market for the potential future commercialization of a product, we may not be able to generate product revenue once marketing authorization is obtained

Additionally, if we are unable or decide not to establish internal sales, marketing and distribution capabilities, we will pursue collaborative arrangements regarding the sales and marketing of our products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements on commercially reasonable terms, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

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

SIERRA ONCOLOGY, INC.

Date: November 4, 2019	By:	/s/ Nick Glover
Dr. Nick Glover
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2019	By:	/s/ Sukhi Jagpal
Sukhi Jagpal
Chief Financial Officer
(Principal Financial Officer)