Form 10-K
period 2019-12-31
Sierra Oncology, Inc.
filed 2020-03-03
CIK 1290149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of common stock held by non-affiliates of the registrant calculated based on the closing price of $22.40 of the registrant’s common stock as reported on The Nasdaq Global Market on June 28, 2019, the last business day of the registrant’s most recently completed second quarter, was $36.8 million.

The number of shares of Registrant’s Common Stock outstanding as of February 26, 2020 was 10,395,732.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2020 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the end of the Registrant’s 2019 fiscal year and is incorporated by reference into Part III of this Report.

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

Overview

We are a late stage drug development company focused on advancing our lead product candidate, momelotinib, a potent, selective and orally-bioavailable JAK1 (Janus kinase 1), JAK2 (Janus kinase 2) and ACVR1 (Activin A receptor type 1) inhibitor with a potentially differentiated therapeutic profile for the treatment of myelofibrosis. We have a highly experienced management team with a proven track record of success in hematology and oncology drug development. We are oriented towards achieving the successful registration and commercialization of momelotinib.

During the third quarter of 2018, we acquired momelotinib from Gilead Sciences, Inc. (Gilead). Momelotinib has been investigated in two completed Phase 3 trials for the treatment of myelofibrosis. Data from these trials indicate a potentially differentiated therapeutic profile encompassing anemia-related clinical benefits, as well as achieving constitutional symptom control benefits and substantive splenic volume reductions (see additional discussion below under Momelotinib – A Potent and Selective JAK1, JAK2 and ACVR1 Inhibitor).

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

In the second quarter of 2019, we announced that we had obtained regulatory clarity with the U.S. Food and Drug Administration (FDA) concerning the design of a Phase 3 clinical trial intended to support potential registration of momelotinib. We also announced that the FDA had granted Fast Track designation to momelotinib for the treatment of patients with intermediate/high-risk myelofibrosis who have previously received a JAK inhibitor.

Following receipt of this clarity, we announced the design of the MOMENTUM Phase 3 clinical trial in myelofibrosis, which we subsequently launched in the fourth quarter of 2019. MOMENTUM is a randomized double-blind trial designed to enroll 180 myelofibrosis patients who are symptomatic and anemic and have been treated previously with a JAK inhibitor. The Primary Endpoint of the trial is the Total Symptom Score (TSS) response rate of momelotinib compared to danazol at Week 24 (99% power; p-value < 0.05). Danazol has been selected as an appropriate treatment comparator given its use to ameliorate anemia in myelofibrosis patients, as recommended by National Comprehensive Cancer Network (NCCN) and European Society for Medical Oncology (ESMO) guidelines. Patients will be randomized 2:1 to receive either momelotinib or danazol. After 24 weeks of treatment, patients on danazol will be allowed to crossover to receive momelotinib.

During the fourth quarter of 2019, we reported new analyses of red blood cell (RBC) transfusion data from SIMPLIFY-1, a double-blind Phase 3 trial of momelotinib head-to-head versus ruxolitinib in JAK inhibitor naïve patients, which were presented in a poster by Dr. Ruben Mesa, Director of the Mays Cancer Center, home to UT Health San Antonio MD Anderson Cancer Center, at the 61st American Society of Hematology (ASH) Annual Meeting in Orlando, Florida. These analyses demonstrated that patients who received momelotinib had significantly decreased transfusion requirements compared to those treated with ruxolitinib, including an odds ratio of nearly 10 for receiving no transfusions during the 24-week study period. Transfusion dependency and moderate to severe anemia are critical negative prognostic factors for overall survival in myelofibrosis.

Our portfolio also includes two DNA Damage Response (DDR) assets, consisting of SRA737 and SRA141:

•	SRA737 is our potent, highly selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1). Chk1 is a key regulator of cell cycle progression and the DDR network. SRA737 is being evaluated across multiple indications in two Phase 1/2 trials, as monotherapy and when potentiated by non-cytotoxic low-dose gemcitabine (LDG), a potent extrinsic inducer of replication stress. At the 2019 American Society of Clinical Oncology (ASCO) annual meeting, we reported preliminary data from these trials, which included anti-cancer activity across multiple indications.

•	SRA141 is our potent, selective, orally bioavailable small molecule inhibitor of Cell division cycle 7 kinase (Cdc7). We successfully completed the IND filing process with the FDA for SRA141 in 2018.

We wholly own momelotinib, subject to future milestone payments and royalties (see “Asset Purchase Agreement” below), and retain the global commercialization rights to SRA737 and SRA141.

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

Importance of Anemia in Myelofibrosis

Anemia is a cardinal feature of myelofibrosis, and RBC transfusion dependence is a hallmark of the late-stage disease. Within a year of diagnosis, 45% of patients with myelofibrosis are already RBC transfusion dependent and eventually nearly all will develop transfusion dependence.

Transfusion dependence is a critical negative prognostic factor for survival for patients with myelofibrosis. Transfusions are associated with both acute and chronic health risks, and they place a significant burden on both the patient and the health care system. Severe anemia and transfusion dependence are independent predictors of poor prognosis and are inversely correlated with quality of life. Conversely, response to anemia-targeted therapies has been associated with improvement in quality of life. The prognostic effect of anemia was recently demonstrated in 1,109 consecutive PMF patients at the Mayo Clinic, 86% of whom presented with some degree of anemia. Even mild anemia impaired survival, while severe anemia (defined as Hgb level of < 8 g/dL or transfusion dependence) was associated with > 1.5-fold increase in risk of death compared with moderate anemia (Hgb level of 8-10 g/dL).

Existing approaches for the management of myelofibrosis associated anemia include transfusion, erythropoiesis-stimulating agents in patients with low erythropoietin levels, corticosteroids, androgens (including danazol), immunomodulators, and splenectomy. Each of these treatments is described by the National Comprehensive Cancer Network (NCCN) as minimally effective.

Momelotinib – A Potent and Selective JAK1, JAK2 and ACVR1 Inhibitor

Momelotinib is a potent, selective, small-molecule inhibitor of JAK1, JAK2 and ACVR1, under development for treatment of patients with myelofibrosis. Momelotinib was discovered by Cytopia Research, which commenced an initial Phase 1/2 clinical trial in the United States in 2009. Cytopia was acquired by YM BioSciences, Inc. in 2010, which continued clinical development of the compound, before its own acquisition by Gilead in 2013. Amongst other clinical studies, Gilead conducted two registration-track Phase 3 trials in subjects with myelofibrosis, GS-US-352-0101 (SIMPLIFY-1) and GS-US-352-1214 (SIMPLIFY-2). In August 2018, we acquired the momelotinib program from Gilead and assumed the role of IND sponsor in September 2018 with the intent to continue development of momelotinib for the treatment of myelofibrosis. Several members of our senior management team were previously executives at Cytopia and/or YM BioSciences and led the early development of momelotinib.

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

Among the JAK-inhibitor class, momelotinib uniquely inhibits JAK1, JAK2 and ACVR1. All three targets contribute to disease manifestations of myelofibrosis in complex and overlapping ways. The dominant roles for each in driving the various disease manifestations include: JAK1, abnormal cytokine production and immune dysregulation; JAK2, clonal myeloid proliferation; and ACVR1, anemia. Evidence suggests that momelotinib can provide an array of differentiated and compelling anemia-related clinical benefits, while also providing symptomatic and splenic benefits clinically comparable to the approved standard-of-care, ruxolitinib. Specifically, via inhibition of JAK1 and JAK2, momelotinib is uniquely positioned as the only JAK-inhibitor demonstrated to provide comparable splenic benefit when compared directly to ruxolitinib in the JAK inhibitor treatment-naïve setting, while Phase 3 data strongly suggest the potential for momelotinib to provide substantial symptom benefit for both JAK-inhibitor treatment-naïve and exposed patients with myelofibrosis. In addition, momelotinib induces robust, clinically meaningful and consistent anemia benefits, likely via inhibition of ACVR1 and JAK1, as demonstrated in the two momelotinib Phase 3 trials and in the Phase 2 translational biology trial (GS-US-352-1672) in transfusion-dependent patients.

Myelofibrosis-associated anemia is dependent on a number of factors and involves the hyperactivation of two parallel signal transduction pathways that drive production of the peptide hormone hepcidin. Hepcidin is the master regulator of iron metabolism, and elevated levels in myelofibrosis perturbs iron homeostasis and exacerbates anemia. The principle pathway directing hepcidin expression involves activation of ACVR1, whereas a secondary pathway increases hepcidin in response to inflammation and JAK-STAT signaling. Momelotinib directly inhibits ACVR1, JAK1 and JAK2 to effectively limit hepcidin production. This unique profile induces a dose-dependent decrease in serum hepcidin, restoring iron homeostasis and alleviating anemia.

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

In totality, over 1,200 subjects have been treated with momelotinib across more than 20 clinical studies, with over 820 myelofibrosis patients treated to date. Uniquely among the JAK inhibitor class, this substantive body of clinical data has demonstrated consistent and reproducible therapeutic benefits for momelotinib across all three hallmarks of myelofibrosis, anemia, enlarged spleen and symptoms. In general, momelotinib has proven to be generally well tolerated, with certain patients having received continuous daily dosing of momelotinib for more than 8 years, indicative of momelotinib’s potential to provide long-term tolerability and sustained benefit. In the randomized phases of SIMPLIFY 1 and SIMPLIFY 2 the most commonly reported treatment emergent adverse events for subjects treated with momelotinib were thrombocytopenia, diarrhea, headache, asthenia and nausea. The most commonly reported Serious Adverse Events (SAEs) were anemia, atrial fibrillation, diarrhea, pneumonia and cardiac failure. These SAEs include events assessed as both related and unrelated to momelotinib and each occurred in < 4% of subjects.

Momelotinib – Next Steps

During the fourth quarter of 2019, we launched the MOMENTUM clinical trial for patients with myelofibrosis. The randomized double-blind global Phase 3 trial is designed to confirm the efficacy of momelotinib on myelofibrosis symptoms, transfusion independence and splenomegaly, as compared to danazol. The trial is targeting enrollment of 180 myelofibrosis patients who are symptomatic, anemic and have been treated previously with a JAK inhibitor. We anticipate reporting top-line data from the trial in late 2021. Data from MOMENTUM, along with data from more than 820 patients previously treated myelofibrosis with momelotinib, will form the basis of the global registration strategy for momelotinib.

DDR Programs – SRA737 and SRA141

SRA737, a Potent, Highly Selective, Orally Bioavailable Chk1 Inhibitor

SRA737 is a potent, highly selective, orally bioavailable small molecule inhibitor of Chk1 being investigated in two Phase 1/2 clinical trials that were initiated in the third quarter of 2016 in the United Kingdom under a Clinical Trial Authorization (CTA). SRA737 was licensed to us in September 2016 and in January 2017, we successfully transferred sponsorship of the trials to Sierra.

Checkpoint kinase 1 (Chk1) is a serine-threonine kinase and master regulator of cell cycle progression and the DNA Damage Response (DDR) replication stress response. One of the hallmarks of cancer is genomic instability. A major source of genomic instability in certain tumors arises as a consequence of dysregulated cell cycle checkpoints and aberrant DNA replication, resulting in high replication stress (RS), which is manifested by stalled replication forks and associated DNA damage. Chk1 regulates multiple cell-cycle phases, temporarily inhibiting the progression of cell replication and division in order to ensure proper replication of the genome and repair of collapsed or damaged replication forks. Chk1 stabilizes stalled replication forks, manages origin firing to avoid further replication stress, and mediates DNA repair via homologous recombination in the event of fork collapse. Tumors with high RS become reliant on Chk1 to mitigate the potentially catastrophic consequences of excess genomic instability. As such, Chk1 represents a promising therapeutic target in cancers with high RS, as inhibiting Chk1 drives excessive genomic instability which can result in replication catastrophe and tumor cell death.

During the second quarter of 2019, we reported preliminary efficacy and safety data from these two trials at the 2019 ASCO Annual meeting. We also announced plans to prioritize our resources on the development of momelotinib and that we would be launching a campaign exploring non-dilutive strategic options to support any future continued development of SRA737.

SRA737-01 Phase 1/2 Monotherapy Trial

This signal-seeking Phase 1/2 study (NCT02797964) was designed to investigate the safety and tolerability of continuous, oral daily dosing of SRA737, as well as to survey a broad range of cancer indications and genetic contexts in the expansion phase, in order to evaluate preliminary anti-tumor activity and delineate potential genetic signatures and/or tumor indications that might warrant additional therapeutic investigation.

At the 2019 ASCO Annual meeting, we reported preliminary efficacy and safety data from this trial. Evidence of anti-tumor activity was observed in subjects with HGSOC, colorectal, prostate and non-small cell lung cancer; no RECIST PRs or CRs were confirmed, but several noteworthy tumor reductions were recorded.

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

This signal-seeking Phase 1/2 study (NCT02797977) was designed to investigate the safety and tolerability of SRA737 in combination with sub-therapeutic, low dose gemcitabine (LDG), as well as to evaluate preliminary anti-tumor activity of SRA737 potentiated by LDG in tumors with genetic alterations predicted to confer increased intrinsic RS and Chk1i sensitivity. Relative to standard-of-care, gemcitabine doses tested were approximately 10-25% of a standard chemotherapeutic dose.

At the 2019 ASCO Annual meeting, we reported preliminary efficacy and safety data from this trial. Overall, Partial Responses were observed in six subjects and 41 subjects had a best response of Stable Disease (SD); durable SD lasting ≥ 4 months was recorded in 32 subjects and was observed in all expansion cohorts. The combination of SRA737+LDG was generally well tolerated.

SRA141, a Highly Selective, Orally Available Cdc7 Inhibitor

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

Status of Our Preclinical Development Program for SRA141

We reported preclinical data in a late-breaking poster presented in the second quarter of 2019 at the AACR Annual Meeting highlighting a possible mechanism of cytotoxicity for SRA141.

We have successfully completed the IND process with the U.S. Food and Drug Administration (FDA) for SRA141 and have designed a potential Phase 1/2 trial with this drug candidate.

In the second quarter of 2019 we announced that we launched a campaign exploring non-dilutive strategic options to support any future continued development of SRA141.

Asset Purchase Agreement

In August 2018, we entered into an Asset Purchase Agreement with Gilead whereby we acquired worldwide rights to the pharmaceutical product momelotinib, an investigational orally-bioavailable JAK1, JAK2 and ACVR1 inhibitor together with all related intellectual property rights and certain other related assets. Pursuant to the agreement, we made a one-time upfront payment of $3.0 million in August 2018. In October 2019, we entered into an amendment to the Asset Purchase Agreement in which we agreed to issue, subject to certain conditions, shares of common stock and a warrant to purchase common stock to Gilead in consideration for meaningfully reduced royalty rates and elimination of a near term milestone payment in the Asset Purchase Agreement. Pursuant to the amended agreement, milestone payments of up to an aggregate of $190.0 million may become payable to Gilead upon the achievement of certain regulatory and commercial milestone events and we are now required to pay Gilead low double-digit to high-teens percent tiered combined royalties based upon net sales. The effectiveness of the amendment and the issuance of the shares of common stock and warrant to Gilead was conditional upon the completion of an offering that closed in November 2019.

License Agreements

CRT Pioneer Fund LP License Agreement

In September 2016, we entered into an exclusive license agreement with CRT Pioneer Fund LP (CPF) for worldwide rights, know-how and materials to develop SRA737, a small molecule inhibitor targeting Chk1, a promising therapeutic target to treat cancer. Pursuant to the agreement, we made a one-time upfront payment of $7.0 million to CPF in October 2016 and paid $2.0 million to CPF in January 2017 for the successful transfer of two ongoing Phase I clinical trials. Additional milestone payments of up to an aggregate of $319.5 million may become payable to CPF upon the achievement of certain developmental, regulatory and commercial milestones including milestone payments of $7.5 and $12.0 million that would be due to CPF upon the dosing of the first patient in the first Phase 1 trial of SRA737 in the United States and upon the dosing of the first patient of a randomized Phase 2 trial of SRA737, respectively (in the event that the milestone payment for Phase 2 becomes due, but no milestone payment for Phase 1 has been paid, then the milestone payment for Phase 1 will become due and payable contemporaneously with the payment for the Phase 2 milestone for an aggregate payment of $19.5 million). In addition, we are required to pay CPF, on a product-by-product and country-by-country basis, tiered high single-digit to low double-digit royalties on the net sales of any product successfully developed until the later of (i) the date when such licensed product is no longer covered by a valid patent claim within the licensed intellectual property, (ii) the expiration of any data, marketing or other statutory exclusivity rights covering the licensed product, or (iii) a specified period after the first commercial sale of the licensed product. Such royalties will be reduced on a product-by-product and country-by-country basis under certain conditions, including if certain generic competition exists in such country, or if we are required to pay royalties to third parties in order to develop or commercialize the licensed product.

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

We have acquired all rights to patent portfolios directed to compositions of matter and methods of use related to momelotinib and other JAK 1/2 and ACVR1 inhibitors. As of December 31, 2019, these rights included three issued U.S. patents comprising claims directed to compositions of momelotinib and methods of using momelotinib for the treatment of myelofibrotic indications as a single agent. Two of these patents will expire in 2028 while the third patent will expire in 2030, absent any extensions. As of December 31, 2019, these rights also include 52 issued foreign patents and one pending foreign patent application in 48 jurisdictions, including Australia, Canada, China, Europe, Japan, Korea, Mexico, Russia and others comprising claims directed to compositions of momelotinib for the treatment of myelofibrotic indications as a single agent. These foreign patents, and any patent issuing from the pending foreign patent application, are expected to expire in 2028, absent any extension. As of December 31, 2019, these rights also included two issued U.S. utility patents and one pending reissue application comprising claims directed to different polymorph and salt forms of momelotinib, and methods of their use for the treatment of myelofibrotic indications. These patents will expire in 2035, absent any extension. Note that for issued U.S. patents, up to five years of patent term extension is available for a single patent directed to the composition of momelotinib, bringing the possible patent exclusivity in the U.S. out to 2040. As of December 31, 2019, these rights also included five issued foreign patents, one allowed European application and 15 pending foreign patent applications in 14 jurisdictions, including Australia, Brazil, Canada, China, Hong-Kong, India, Israel, New Zealand, Mexico, Japan, Korea, Singapore and Taiwan comprising claims directed to different polymorph and salt forms of momelotinib. These foreign patents, and any patent issuing from these pending foreign patent applications, are expected to expire in 2035, absent any extension. Note that for issued European patents, up to five years of term extension is available via a Supplementary Protection Certificate (SPC) for a single patent directed to the composition of momelotinib, bringing the possible patent exclusivity in Europe out to 2040. As of December 31, 2019, these rights also included four issued foreign patents in four jurisdictions, including Australia, New Zealand, Singapore and South Africa comprising claims directed to methods of using momelotinib for the treatment of anemia. As of December 31, 2019, these rights also included one issued U.S. patent comprising claims directed to methods of using momelotinib for the treatment of ACVR1-mediated diseases. This U.S. patent will expire in 2037, absent any extensions. We have filed and will continue to file patent applications directed to the composition of matter and methods of use related to various aspects of momelotinib as they develop.

We have exclusively licensed CPF’s rights to patents owned by Cancer Research Technology (CRT), a subsidiary of Cancer Research UK (CRUK), directed to compositions of matter and methods of use related to SRA737 and other Chk1 inhibitors. As of December 31, 2019, these rights included two issued U.S. patents and one pending U.S. patent application comprising claims directed to compositions of SRA737 and methods of using SRA737 for the treatment of cancer indications as a single agent, or in combination with a DNA damaging agent. The two issued U.S. patents and any patents issuing from the pending U.S. utility application are expected to expire in 2033, absent any adjustments or extensions. As of December 31, 2019, these rights also included 26 issued foreign patents and 6 pending foreign patent applications in 27 foreign jurisdictions, including Australia, Canada, China, Europe and Japan comprising claims directed to compositions of SRA737 and methods of using SRA737 for the treatment of cancer indications as a single agent, or in combination with a DNA damaging agent. These foreign patents, and any patents issuing from these pending foreign patent applications, are expected to expire in 2033, absent any extensions. As of December 31, 2019, these rights also included one pending Patent Cooperation Treaty application, one pending U.S. application and 3 pending foreign applications comprising claims directed to biomarkers and patient selection when using SRA737 to treat cancer indications. Any patents issuing from these pending patent applications are expected to expire in 2038, absent any adjustments or extensions. As of December 31, 2019, these rights also included one pending U.S. application and 7 pending foreign applications comprising claims directed to methods of using SRA737 in combination with PARP inhibitors for inhibiting tumor reduction. Additionally, as of December 31, 2019, these rights also included one pending Patent Cooperation Treaty application comprising claims directed to methods of using SRA737 to treat cancer indications. We have filed and will continue to file patent applications directed to the composition of matter and methods of use related to various aspects of SRA737 as they develop.

We have exclusively licensed from Carna rights to patent applications directed to the SRA141 composition of matter, alone or in combination with an M-phase inhibitor, and methods of use for the combination. As of December 31, 2019, we were the exclusive licensee of two U.S. patents and one pending U.S. patent application comprising composition of matter claims directed to SRA141. These patents, and any patents that issue from the pending U.S. application will expire in 2032, absent any adjustments or extensions. As of December 31, 2019, this exclusively-licensed patent family included 22 issued foreign patents and three pending foreign patent applications in 21 foreign jurisdictions, including Australia, Canada, Europe, India, Japan, Korea and Mexico and others comprising composition of matter claims directed to SRA141. The foreign patents, and any patents issuing from these pending foreign patent applications, are expected to expire in 2032, absent any extensions. Additionally, as of December 31, 2019, the rights also included a pending Patent Cooperation Treaty application comprising claims directed to methods of using SRA141 to treat cancer indications. Any patents issuing from this pending patent application are expected to expire in 2039, absent any adjustments or extensions. We have filed and will continue to file patent applications directed to the composition of matter and methods of use related to various aspects of SRA141 as they develop.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. In the future, if and when our product candidates receive approval by the FDA, the European Medicines Agency (EMA) or other foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those drugs, depending upon the length of the clinical trials for each product candidate and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.

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

To our knowledge, there are currently two approved drugs for the treatment of myelofibrosis that specifically rely on JAK inhibition, ruxolitinib, marketed by Incyte Corporation as Jakafi® in the United States and by Novartis as Jakavi in rest of the world and fedratinib, marketed by Celgene Corporation as Inrebic® in the United States. CTI Biopharma Corporation is developing the JAK inhibitor, pacritinib, which is currently in the early stages of a Phase 3 study. However, to our knowledge, there are no drugs that target both JAK and ACVR1 inhibition on the market, nor in development. Other competitors in the myelofibrosis market include Acceleron and Constellation Pharma. Acceleron is developing luspatercept in a Phase 2 clinical trial for myelofibrosis in conjunction with Celgene. Constellation Pharma is developing CPI-0610, a BET inhibitor with recent corporate disclosure suggesting future directions will include a Phase 3 clinical trial in combination with ruxolitinib. Several additional companies are in the early stages of development in the myelofibrosis market. If momelotinib is approved, it will compete with existing therapies for the indication or indications for which it is approved. While we believe that momelotinib may have the ability to provide an anemia benefit, which we believe is unique to the JAK inhibitor class of agents, the market for momelotinib is competitive, and physicians and other prescribers may not recommend or prescribe momelotinib over other competing products.

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

Additionally, to our knowledge, there are no approved drugs that specifically target Cdc7. To our knowledge, Takeda Pharmaceutical Company is developing an oral Cdc7 inhibitor that is currently in a Phase 2 clinical trial for squamous esophageal and squamous non-small-cell lung cancers and Eli Lilly and Company has a Cdc7 inhibitor program that is currently in a Phase 1 clinical trial being conducted by Cancer Research UK. Other companies may be conducting preclinical studies of Cdc7 inhibitors as well. If SRA141 is approved, it will compete with existing therapies for the indication or indications for which it is approved.

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

We do not currently have arrangements in place for redundant supply. We believe that our manufacturers have sufficient capacity to meet our current demand and, in the event that they fail to meet our demand, adequate alternative sources for such materials exist. However, there is a risk that if supplies are interrupted or result in poor yield or quality, it would materially harm our business. We will continue to evaluate product demand requirements and qualify alternate sources for momelotinib, and our other product candidates on an as-needed basis.

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

Government Regulation

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, consent decrees, fines, civil penalties and criminal prosecution.

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

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The trial protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board (IRB) for approval. An IRB is an appropriately constituted group that has been formally designated to review and monitor biomedical research involving human subjects and has the authority to approve, require modifications in (to secure approval), or disapprove research. IRB review serves an important role in the protection of the rights and welfare of human research subjects. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy volunteers or patients, the drug is typically tested to assess pharmacokinetics, pharmacodynamics, safety, various doses, and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population (with the targeted disease) to determine the activity of the drug for a particular tissue-specific, or possibly genetically-specific patient population, dosage tolerance and optimum dosage for Phase 3 studies, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to confirm clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 or Phase 2 trial with other confirmatory evidence may be sufficient in certain instances, such as where the trial is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

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

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. FDA will not approve the product unless compliance with current good manufacturing practices (cGMPs) is satisfactory and the NDA contains data that provide evidence that the drug is safe and effective in the indication studied.

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

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require Risk Evaluation and Mitigation Strategies (REMS) to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals and elements to assure safe use (ETASU). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for REMS can materially affect the potential market and profitability of the drug, and typically require substantial documentation and communication with the FDA. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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

Patent Term Extension

After NDA approval, owners of relevant drug patents may apply for up to a five-year patent term extension. The allowable patent term extension is calculated as half of the drug’s testing phase (the time between IND application and NDA submission) and all of the review phase (the time between NDA submission and approval). The time can be shortened if FDA determines that the applicant did not pursue testing and review with due diligence. The total patent term after the extension may not exceed 14 years from NDA approval. For patents that might expire during the review phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The Director of the United States Patent and Trademark Office must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted. Up to five years of patent term extension is potentially available for a single US issued patent directed to the momelotinib composition of matter upon NDA approval. We have acquired patent rights including two issued U.S. utility patents and one pending reissue application comprising claims directed to a polymorph and salt form of momelotinib. These patents will expire in 2035, absent any extension. If five years of patent term extension is applied to one of these patents, the patent exclusivity for momelotinib in the U.S. would extend to either 2040 or the maximum allowable 14-year limit from NDA approval, whichever is sooner.

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

Other Federal and State Regulatory Requirements

Manufacturers of prescription drugs are required to collect and report information on certain payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members. The reports must be submitted on an annual basis and the reported data are posted in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties. Effective January 1, 2022, reporting on transfers of value to physician assistants, nurse practitioners or clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives will also be required.

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

Clinical Trial Authorization

Clinical trials are regulated under European Council Directive 2001/20/EC (Clinical Trials Directive) on the implementation of GCP in the conduct of clinical trials of medicinal products for human use. The Clinical Trials Directive requires the sponsor of an investigational medicinal product to obtain a CTA, much like an IND in the United States, from the national competent authority of a European Union Member State in which the clinical trial is to be conducted. The application for CTA must satisfy detailed requirements for the protection of trial subjects including requirements relating to consent and specific rules for minors and adults unable to consent by reason of incapacity. The CTA application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the Council Directive and corresponding national laws of the Member States and further detailed in applicable guidance, including the European Commission Communication 2010/C 82/01. A clinical trial may only be commenced after an Ethics Committee has given its approval. It is uncertain whether the United Kingdom will still be subject to the European Council Directive 2001/20/EC (Clinical Trials Directive) in the future. In particular it is not yet known definitively whether the United Kingdom will follow the European pathway for the regulation of clinical trials commenced after the United Kingdom’s exit from the European Union (Brexit) on January 31, 2020. The government of the United Kingdom and the MHRA have not yet published whether United Kingdom clinical trial applications regarding new medicinal products will continue to be authorized by MHRA and ethics committees as they are presently.

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

In April 2014, Regulation EU No 536/2014 (Clinical Trials Regulation) was adopted to replace the Clinical Trials Directive. The Clinical Trials Regulation is intended to simplify the current rules for clinical trial authorization and standards of performance. For instance, there will be a streamlined application procedure via a single-entry point, a European Union portal and database. The implementation of the Clinical Trials Regulation has been delayed until late 2020. In December 2019, the EMA management board endorsed the decision to commence the audit of the clinical trial information system (CTIS) in December 2020. The new clinical trial portal and database will be maintained by the EMA in collaboration with the European Commission and the European Union Member States. The objectives of the new Regulation include consistent rules for conducting trials throughout the European Union, consistent data standards and adverse events listing, and consistent information on the authorization status. Additionally, information on the conduct and results of each clinical trial carried out in the European Union will be made publicly available.

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

Two recent developments have been introduced which further expand the European regulatory framework: the Falsified Medicines Directive and the Pharmacovigilance Directive. The Falsified Medicines Directive obliges manufacturers of medicinal products to audit their suppliers of active substances to ensure compliance with GMP. It also introduces a new obligation on product manufacturers to inform the competent authority (e.g., MHRA) and the marketing authorization holder if they become aware that these products may be falsified, whether they are being distributed through the legitimate supply chain or by illegal means. The Pharmacovigilance Directive obliges marketing authorization holders to monitor the safety of authorized products and detect any change in their risk-benefit profile. A new pan-European clinical trial data information database has been created that will be complementary to the database established for pharmacovigilance (Regulation (EC) No 726/2004 with respect to European Union authorized medicinal products). In addition, Commission Implementing Regulation (EU) No 520/2012 outlines the practical implications for marketing authorization holders, national competent authorities, and the EMA. Also, Commission Delegated Regulation (EU) No 357/2014 on post-authorization efficacy studies specifies the situations in which such studies may be required. Post-authorization efficacy studies may be required where concerns relating to some aspects of efficacy of the medicinal product are identified and can be resolved only after the medicinal product has been marketed, or where the understanding of the disease, the clinical methodology or the use of the medicinal product under real-life conditions indicate that previous efficacy evaluations might have to be revised significantly. Brexit will disrupt the operation of pre- and post-authorization clinical trial infrastructure.

The United Kingdom enacted the Data Protection Act 2018 to directly enforce the General Data Protection Regulation (GDPR). The government of the United Kingdom has stated that the United Kingdom will still abide by the provisions of the GDPR after Brexit. However, in the event of a “no deal” Brexit it is uncertain whether this commitment will still be met. In the case of a “no deal” Brexit, it is also uncertain whether clinical trial data and pharmacovigilance adverse event data originating from the United Kingdom will be compliant with European Union privacy legislation and whether the data will be incorporated by EMA in the assessment of the ongoing benefit-risk profile and hence continued support of European Union marketing authorizations. The government of the United Kingdom has issued guidance as to how data protection will work in the event of a “no deal” Brexit. The European Union (Withdrawal) Act 2018 will ensure that the fundamental principles, obligations, and rights of GDPR that apply to organizations and data subjects will stay the same after Brexit. New regulations will preserve European Union GDPR standards in domestic law and will:

•	Transitionally recognize all EEA countries (including European Union Member States) and Gibraltar as adequate to allow data transfers from the United Kingdom to Europe to continue;

•	Preserve the effect of existing European Union adequacy decisions on a transitional basis;

•	Recognize European Union Standard Contractual Clauses (SCCs) in United Kingdom law and give the ICO the power to issue new clauses;

•	Recognize Binding Corporate Rules (BCRs) authorised before Exit day;

•	Maintain the extraterritorial scope of the United Kingdom data protection framework; and

•

Oblige non-United Kingdom controllers who are subject to the United Kingdom data protection framework to appoint representatives in the United Kingdom if they are processing United Kingdom data on a large scale.

As of January 2021, the European Union regulatory framework described above may no longer apply to the United Kingdom. It is unclear whether the United Kingdom will continue to be a full member of the European Union. The United Kingdom formally left the European Union on January 31, 2020 and has entered into a transition arrangement until a comprehensive trade agreement between the United Kingdom and European Union is negotiated by year-end 2020. It is not yet certain, if the European Union regulatory framework for medicinal products and medical devices will continue to govern the relevant law in the United Kingdom during this transition.

The government of the United Kingdom has also issued guidance on the regulation of medical devices (including companion diagnostics) in the event of a no-deal Brexit. The primary European Union directives regarding active implantable medical devices and in vitro medical devices will be transposed into European Union in the Medical Devices Regulations (2002), Consumer Rights Act, the Consumer Protection and the General Product Safety Regulations. Additionally, two new European Union Regulations entered into force on May 25, 2017: Regulation 2017/745, the European Union Medical Devices Regulation; and Regulation 2017/746, the European Union IVMDR. The following will apply to the United Kingdom in that all the key elements contained therein will be brought into line with the transitional timetable being followed by the European Union for the full application of those two regulations.

•

The MHRA will continue to perform market surveillance of medical devices on the United Kingdom market and will have decision authority over the marketing and supplying of a device in the United Kingdom, regardless of the position of the European regulatory network, or any post-exit decision of the European Court of Justice.

•

Manufacturers wishing to place a device on the United Kingdom market will have to register with MHRA or designate a suitable person to register and act on its behalf. They will also have to comply with the following additional responsibilities:

•	correctly classifying the device against the new risk classification criteria;

•	meeting general safety and performance requirements, including for labelling and technical documentation and quality management systems;

•	meeting increased requirements for clinical evidence;

•	having a person responsible for regulatory compliance in place; and

•	meeting the new vigilance reporting timescales and creating an annual periodic safety update report.

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

Employees

As of December 31, 2019, we had 71 employees, of which 15 had M.D. or Ph.D. degrees and 48 were engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We are a clinical stage hematology and oncology company with a limited operating history. Since inception, we have incurred significant operating losses. Our net losses were $88.3 million, $53.3 and $42.0 million for the year ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $765.7 million. Investment in hematology and oncology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. For example, in June 2016 we decided to suspend the development of our former lead product candidate PNT2258 after an interim analysis of data from a Phase 2 clinical trial of PNT2258 indicated only modest efficacy. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue the development of our lead product candidate, momelotinib, fund research and preclinical studies and clinical trials, seek to identify additional product candidates, in-license additional products or technologies, seek regulatory approval, prepare for potential commercialization which will require a significant investment in areas related to contract manufacturing and inventory buildup and continue to operate as a public company.

Even if we succeed in commercializing momelotinib, or any future product candidates we may acquire or develop, we will continue to incur substantial research and development and other expenditures to develop and market these and other product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our business is highly dependent on the success of our lead product candidate, momelotinib. If we are unable to successfully develop, obtain regulatory approval for and commercialize momelotinib, or experience significant delays in doing so, our business will be materially harmed.

Our business and future success depends on our ability to successfully develop, obtain regulatory approval for and commercialize momelotinib. While momelotinib is a late-stage product candidate for which previous Phase 3 clinical trial data suggest the potential to provide promising safety and efficacy in patients who are JAK inhibitor naïve and in patients who have an inadequate response to, progression on or are intolerant of ruxolitinib, it will require additional clinical testing, including at least one additional adequate and well-controlled Phase 3 clinical trial, before we can seek regulatory approval and begin commercialization, if it all. While the FDA has provided regulatory clarity concerning the design of our Phase 3 clinical trial for momelotinib, and even though we launched our MOMENTUM Phase 3 clinical trial for momelotinib in the fourth quarter of 2019, there is no guarantee that we will obtain regulatory approval and be able to begin commercialization. Before we can generate any revenue from sales of momelotinib, we must complete additional development activities, including, for our preclinical product candidates, submit Investigational New Drug Applications (INDs) and/or Clinical Trial Authorizations (CTAs) or foreign equivalents of either, and for any of our product candidates, marketing applications such as New Drug Applications (NDAs) or foreign equivalents, for regulatory review and approval in multiple jurisdictions, make substantial investments, obtain access to sufficient commercial manufacturing capacity and engage in significant marketing and commercial access efforts.

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

We previously acquired from Gilead our lead product candidate momelotinib, a potent, selective and orally-bioavailable JAK1, JAK2 and ACVR1 inhibitor. Momelotinib has been investigated in two completed Phase 3 trials for the treatment of myelofibrosis, and we launched our MOMENTUM Phase 3 clinical trial for momelotinib, in the fourth quarter of 2019 after receiving regulatory feedback concerning the design of the trial. We cannot guarantee that the regulators will agree with us regarding the data we believe will be sufficient to support submission and approval of a marketing application for momelotinib. To the extent we cannot secure agreement from the FDA or the EMA on such data, there may be an increased risk of delay in obtaining approval or of obtaining approval at all.

We reported preliminary efficacy and safety data for SRA737 at the 2019 ASCO Annual Meeting in June 2019, suggesting that this product candidate may have anti-cancer activity in certain cancer indications. For SRA141, we have identified a potentially novel mechanism of cytotoxicity and our IND is now in effect, enabling the commencement of clinical trials. To support the continued development of SRA737 and SRA141 in the future, we intend to seek non-dilutive strategic options. There can be no assurance that we will successfully obtain non-dilutive development support or obtain the funding or support necessary to advance SRA737 or SRA141 or obtain such funding or support on commercially reasonable terms. If we are unable to obtain such funding or support, we may need to cease development of these product candidates. Additionally, upon the dosing of the first patient in the first Phase 1 trial of SRA737 in the United States, under the current terms of our license agreement with CRT Pioneer Fund LP (CPF), we would owe CPF a milestone payment of $7.5 million, and upon the dosing of the first patient of a randomized Phase 2 trial of SRA737, we would owe CPF a milestone payment of $12.0 million. In the event that the milestone payment for Phase 2 becomes due, but no milestone payment for Phase 1 was paid, then the milestone payment for Phase 1 will become due and payable contemporaneously with the payment for the Phase 2 milestone for an aggregate payment of $19.5 million. If we are unable to renegotiate these milestone payments or raise additional capital, our ability to continue developing SRA737 may be adversely affected.

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

The outcome of preclinical testing and early clinical trials may not be predictive of the success of later preclinical testing and clinical trials, and interim results of a clinical trial do not necessarily predict final results. Many companies in the biotechnology industry have suffered significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and there is a high failure rate for product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. For example, in June 2016, we announced that we decided to suspend the development of our former lead product candidate PNT2258 after an interim analysis of data from a Phase 2 clinical trial of PNT2258 indicated only modest efficacy. We cannot guarantee that we will be successful in obtaining the required efficacy and safety profile from our lead product candidate momelotinib, or any other current or future product candidate. A failure of one or more preclinical studies or clinical trials can occur at any stage of testing.

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

The FDA previously provided regulatory feedback concerning the design of our MOMENTUM Phase 3 clinical trial for momelotinib, that we launched in the fourth quarter of 2019. While we believe the safety and efficacy profile of momelotinib in patients who have an inadequate response to, progress on, or are intolerant of ruxolitinib appears promising based on the prior Phase 3 trial results, the MOMENTUM Phase 3 trial we recently commenced in those patients may not be successful. This could occur for a variety of reasons related to efficacy or safety outcomes observed in the trial or to issues related to study conduct or study feasibility, including, but not limited to the following:

•	failure to identify sufficient countries willing to import and sites equipped to handle the active comparator danazol, a controlled substance in some countries;

•	delays in initiation and execution of the study in certain countries due to momelotinib and/or controlled substance danazol shipping and distribution logistical challenges;

•	failure to enroll or retain sufficient numbers of subjects because of competing studies, complexity of study design and/or the potential for patients to be randomized to a danazol-comparator arm;

•	delays in initiation of the trial due to implementation of privacy and data protection legislation;

•	issues with data retention due to lack of adherence to privacy and data protection legislation;

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

We are currently conducting two Phase 1/2 clinical trials of SRA737, which we believe will further inform future clinical development plans and patient selection strategies. We believe we have completed all necessary preclinical activities to support a potential future IND submission for SRA737 to the FDA. However, we have not yet discussed our plans for any IND submission with the FDA, and if pursued, the FDA may provide feedback that delays the submission or clearance of any IND. While we previously announced positive preclinical data for SRA737 as well as positive preliminary clinical data, we have no assurance that clinical trials of SRA737 will demonstrate safety and efficacy or produce positive results sufficient to justify further development and commercialization.

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

Our clinical trials compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates. This competition reduces the number and types of patients and qualified clinical investigators available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors or clinical trial sites may not allow us to conduct our clinical trial at such site if competing trials are already being conducted there. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. We may also encounter difficulties finding a clinical trial site at which to conduct our trials. Moreover, because our product candidates are experimental, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, radiation and other approved therapies, rather than enroll patients in any one of our clinical trials. Global epidemics, such as the coronavirus, could also negatively affect site activation, as well as recruitment and retention, at sites in a region or city whose health care system becomes overwhelmed due to the illness.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our planned clinical trials, which could prevent completion of these clinical trials and adversely affect our ability to advance the development of our product candidates or any future product candidates we may develop.

We may need to acquire additional capital to complete the development and commercialization of our product candidates.

We may spend substantial capital to advance our current product candidates, including our lead product candidate momelotinib, in preclinical and clinical development, seek regulatory approvals for our product candidates, establish a commercial sales force to market and manufacture products, if any, that are approved for commercial sale. We also incur significant additional compliance and administrative costs as a result of operating as a public company.

Our future capital requirements will depend on many factors, including, but not limited to:

•	the progress and results of our MOMENTUM Phase 3 trial and our other planned preclinical studies and clinical trials;

•	the scope, progress, results and costs of product candidate discovery, preclinical development, laboratory testing and clinical trials for our future product candidates;

•	the costs, timing and outcome of regulatory review of momelotinib and any other product candidates;

•	the costs of medical affairs and pre-commercialization activities, including regulatory and reimbursement analysis and market research;

•

the costs of future commercialization activities, including drug sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator;

•	the extent to which we acquire or in-license other drugs and technologies, or to which we out-license our own products and technologies;

•	our ability to establish and maintain collaborations on favorable terms, if at all;

•	decisions regarding the future development of SRA737 and SRA141;

•	the success of any collaborations that we may enter into with third parties;

•	the timing and amount of milestone and royalty payments;

•	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital, other than our outstanding warrants, and it may be more difficult to raise the amount of capital needed to support planned development of our product candidates. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. In particular, we do not have sufficient funds on hand to adequately prepare for future momelotinib commercialization, if approved. Unless we are able to secure non-dilutive strategic options to support any future continued development of SRA737 and SRA141, we may need to delay or discontinue the development of such product candidates. We could also be required to seek collaborators for our product candidates, at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to such product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. We also may be unable to acquire additional promising product candidates.

Our preclinical and initial clinical development for SRA737 is focused on the development of targeted therapeutics for genetically-defined cancers, which is a rapidly evolving area of science, and the approach we are taking to develop drugs may not lead to marketable products. Genetically-based patient selection strategies might also be employed in future SRA141 development programs.

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

Our genetic selection strategy for SRA737 used a novel algorithm and is not yet validated as predictive of clinical utility. In addition, patient populations in our trials may not be large enough to allow us to successfully determine efficacy of our product candidates, commercialize our product candidates, and achieve profitability. Regulatory authorities may require we conduct additional clinical trials specific to given tumor types.

In order to obtain marketing approval for SRA737 in patients with genetic alterations hypothesized to confer sensitivity to Chk1 inhibition, if a genetically-based patient selection strategy is pursued, we or a third party advancing development will need to, among other things, demonstrate to the satisfaction of regulatory authorities that those genetic alterations have predictive clinical utility. It may be difficult for us or the third party to demonstrate the predictive clinical utility of our genetic selection criteria, which select for patients that have various combinations of genetic alterations across multiple gene panels. Although regulatory authorities, including FDA, have approved therapies for use in conjunction with companion diagnostic tests that aid in selecting patients for treatment based on genetic markers, to our knowledge neither the FDA nor the EMA has granted marketing approval for a therapy that requires the use of a companion diagnostic that uses broad gene panel testing to select for patients with various combinations of genetic alterations. The scientific evidence to support the feasibility of developing product candidates based on our selection criteria is both preliminary and limited. We have not discussed the validity of our genetic selection criteria with regulatory authorities, and we cannot be sure that regulatory authorities, including the FDA and EMA, will accept our or a third-party’s genetic selection criteria.

Furthermore, we cannot be certain that the patient populations in the trials will be large enough to allow us to successfully determine efficacy of our product candidates, commercialize our product candidates, and achieve profitability. If we or a third party is unable to enroll sufficient numbers of patients whose tumors harbor the applicable genetic alterations, or if the product fails to work as we expect, or if we or a third party is unable to demonstrate the predictive clinical utility of our genetic selection criteria, the ability to assess and demonstrate the therapeutic effect of our product candidates could be compromised, resulting in longer development times, larger trials, and a greater likelihood of not obtaining regulatory approval for our product candidates. In addition, regulatory authorities may require that our product candidates be studied in clinical trials specific to given tumor (i.e., tissue) types, which may increase the time and costs required. Even if our product candidates demonstrate efficacy in a particular tumor type, we cannot guarantee that any product candidate will behave similarly in multiple or all tumor types, and we or a third party may be required to obtain separate regulatory approvals for each tumor type we intend a product candidate to treat. We do not know if our approach will be successful, and if our approach is unsuccessful, our business may suffer.

Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for SRA737 and our other product candidates could harm our or a third party’s drug development strategy and operational results.

In any pivotal clinical trials of SRA737 we anticipate the potential requirement to screen and identify patients with specific genetic alterations who may derive meaningful benefit, as we have begun to do in our Monotherapy and Low-Dose Gemcitabine combination studies of SRA737. To achieve this, if a genetically-based patient selection strategy is pursued by us or a third party, any product development programs for SRA737 and marketing approvals will be dependent on the development and commercialization of a companion diagnostic by us or by third party collaborators. It is feasible that a companion diagnostic might also be required for SRA141 and other potential development programs.

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

Prior to our acquisition of momelotinib, our lead product candidate, and licensing of SRA737, third parties had been responsible for all development activities for such product candidates, including, depending on the product, drug process, preclinical and clinical development activities, submission of CTAs and INDs, development of the trial protocols, establishment and management of clinical and safety databases, submission of a pediatric investigation plan (PIP), and other activities. Although we believe the historical development activities were conducted in accordance with applicable rules and regulations in material respects, we cannot assure you that we will not discover inaccuracies or noncompliance in prior development activities that have an adverse effect on the future development of momelotinib or any other of our product candidates. For example, a regulatory authority may choose to inspect an investigational site and/or vendor such as a CRO for a momelotinib study that was previously conducted by Gilead such as the SIMPLIFY-1 or SIMPLIFY-2 studies. Findings from such inspections could have an impact on the review of any future marketing applications by the FDA or foreign regulatory authorities.

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

While regulatory feedback was obtained concerning the design of our Phase 3 clinical trial for momelotinib from both the US and EU regulatory authorities, additional regulatory, scientific, ethics committee, and possibly other reviews will be required during the activation process for the MOMENTUM Phase 3 trial before the protocol is active at any particular site. It is possible that these reviews could require changes to the design of the study. If the MHRA, FDA, EMA, an ethics committee or scientific review board, or another regulatory authority objects to or otherwise does not accept or approve any future protocols or protocol amendments or requires us to further modify trial protocols, our related planned clinical development program may be delayed or suspended and/or we may not be able to gather information we think would be useful to advance development of our lead product candidate, momelotinib, or other product candidates, and our development programs may be adversely affected.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. In November 2019 we conducted a public equity offering where we raised net proceeds of approximately $97.7 million in a substantially dilutive transaction to our pre-existing investors. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be further diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms unfavorable to us.

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

Currently, momelotinib is manufactured using an optimized drug substance process by third-party manufacturers, and SRA737 and SRA141 are manufactured using unoptimized processes by third-party manufacturers.

Supply chain logistics are complex for the MOMENTUM Phase 3 clinical trial of momelotinib, as it requires the administration of both an active drug (momelotinib) and an active comparator (danazol) and there are risks associated with this process throughout the supply chain, from labeling, to distribution, dispensing, and administration. Although we have secured sufficient quantities of drug substance and drug product to supply our current momelotinib program, starting with the MOMENTUM Phase 3 clinical trial of momelotinib, we will need to obtain additional supplies from third-party manufacturers that we have engaged, or expect to engage. We have also secured sufficient quantities of danazol drug product to supply the comparator for the initial subjects who will enroll in the study. However, additional sourcing of danazol will be necessary in the future in order to complete the MOMENTUM Phase 3 clinical trial. Thus, we will need to obtain additional supplies from third-party manufacturers that we have engaged or expect to engage. Given the seemingly reduced use of danazol globally, demands for supply have decreased and therefore the ability to secure the required supply could be challenging and potentially impact the ability to execute and complete MOMENTUM. In addition, we may need to develop a pediatric formulation for momelotinib in the future. Although we are working to develop commercially viable manufacturing processes, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale up or formulation, process reproducibility, stability issues, lot consistency and timely availability of reagents or raw materials.

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

Additionally, our third-party manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, or unstable political environments, or medical epidemics such as the coronavirus outbreak. For example, many of our raw materials for manufacture of momelotinib are produced in China which could impact our ability to manufacture and supply material for clinical and commercial supply. If our contract manufacturers were to encounter any manufacturing difficulties or delays due to these factors, our ability to provide our product candidates to patients in clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.

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

•	we may be required to change the way the product is administered or conduct additional preclinical studies or clinical trials; or

•	we may be required to change or stop other ongoing clinical studies that may negatively impact the development of the agent for other indications.

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

We face significant competition from other hematology and oncology companies, and our operating results will suffer if we fail to compete effectively.

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

To our knowledge, there are currently two approved myelofibrosis drugs that specifically rely on JAK inhibition, ruxolitinib, marketed by Incyte Corporation as Jakafi® in the United States and by Novartis as Jakavi in rest of the world and fedratinib, marketed by Celgene Corporation as Inrebic® in the United States. In addition, there is one additional JAK inhibitor competitor in clinical development, at a similar state of development or more advanced than us. CTI Biopharma Corporation is developing pacritinib, for myelofibrosis patients with platelet counts less than 50,000/uL and has recently announced enrollment for their Phase 3 PACIFICA study. However, to our knowledge, there are no drugs that target both JAK and ACVR1 inhibition on the market, nor in development. Other competitors developing myelofibrosis therapeutics include Acceleron and Constellation Pharma. Acceleron is developing luspatercept in a Phase 2 clinical trial for myelofibrosis in conjunction with Celgene. Constellation Pharma is developing CPI-0610, a BET inhibitor with recent corporate disclosure suggesting future directions will include a Phase 3 clinical trial in combination with ruxolitinib. Several additional companies are advancing assets in the early stages of development potentially for the myelofibrosis market. If momelotinib is approved, it will compete with existing therapies for the indication or indications for which it is approved. While we believe that momelotinib may have the ability to provide an anemia benefit in addition to treating the other manifestations of myelofibrosis, which we believe is unique within the JAK inhibition class of agents, the market for momelotinib is competitive, and physicians and other prescribers may not recommend or prescribe momelotinib over other competing products.

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

Additionally, to our knowledge, there are no approved drugs that specifically target Cdc7. To our knowledge, Takeda Pharmaceutical Company is developing an oral Cdc7 inhibitor that is currently in a Phase 2 clinical trial for squamous esophageal and squamous non-small-cell lung cancers, and Eli Lily and Company has a Cdc7 inhibitor program that is currently in a Phase 1 clinical trial being conducted by CRUK. Other companies may be conducting preclinical studies of Cdc7 inhibitors as well. If SRA141 is approved, it will compete with existing therapies for the indication or indications for which it is approved.

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

As of December 31, 2019, we had gross U.S. federal net tax operating loss carryforwards of $1.2 million, which are eligible for indefinite carryforwards, and gross state operating loss carryforwards of $50.7 million expiring in years ranging from 2022 to 2039. We also had U.S. net tax credit carryforwards of $0.1 million which begin to expire in 2039 and net tax credit carryforwards in a foreign jurisdiction of $0.4 million which begin to expire in 2038.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5% stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. An ownership change under Section 382 was deemed to have occurred in 2019 and in 2017. As such, certain tax attributes existing as of the date of the ownership changes are not available for future use. The loss of these attributes did not have any impact on the financial statements since our net U.S. deferred tax assets are offset by a full valuation allowance.

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

In Europe, the implementation of a new clinical trial regulation that harmonizes the assessment and supervision of clinical trials throughout Europe via a revised European Union clinical trial portal and database has been delayed until late 2020. In December 2019, the EMA management board endorsed the decision to commence the audit of the clinical trial information system (CTIS) in December 2020. The new clinical trial portal and database will be maintained by the EMA in collaboration with the European Commission and the European Union Member States. The objectives of the new regulation include consistent rules for conducting trials throughout the European Union, consistent data standards and adverse events listing, and consistent information on the authorization status. Information on the conduct and results of each clinical trial carried out in the European Union will be made publicly available.

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

After Brexit, the United Kingdom will no longer automatically comply with the standards of clinical efficacy, safety and chemistry control, and manufacture as applied by the European Medicines Directive. Applications submitted for marketing authorization under the centralized EMA procedure will no longer be automatically validated for authorization in the United Kingdom, and the benefit-risk assessments conducted by the United Kingdom may not be consistent with the EMA conclusions.

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

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track Designation for a particular indication. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track Designation does not assure any such qualification or ultimate marketing approval by the FDA. We previously announced that the FDA had granted Fast Track designation to momelotinib for the treatment of patients with intermediate/high-risk myelofibrosis who have previously received a JAK inhibitor. Receipt of Fast Track Designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw any Fast Track

Designation at any time if it believes that the designation is no longer supported by data from our clinical development program. We may seek Fast Track Designation for any other of our product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates.

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

•

the federal Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members, which is published in a searchable form on an annual basis; effective January 1, 2022, we will also be required to report on transfers of value to physician assistants, nurse practitioners or clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives;

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

In the European Union, the GDPR was adopted in May 2016 and took effect on May 25, 2018. The GDPR is intended to harmonize data protection requirements across the European Union Member States by establishing new and expanded operational requirements for entities that process, or control personal data generated in the European Union, including consent requirements for disclosing the way personal information will be used, information retention requirements, notification requirements in the event of a data breach, and other requirements. The United Kingdom enacted the Data Protection Act 2018 to directly enforce the GDPR. The government of the United Kingdom has also stated that the United Kingdom will still abide with the provisions of the GDPR after Brexit. However, in the event of a “no deal” Brexit, it is uncertain whether this commitment will still be met. In the case of a “no deal” Brexit, it is also uncertain whether clinical trial data and pharmacovigilance adverse event data originating from the United Kingdom will be compliant with European Union privacy legislation and whether the data will be incorporated by EMA in the assessment of the ongoing benefit-risk profile and hence continued support of European Union marketing authorizations. The government of the United Kingdom has issued guidance as to how data protection will work in the event of a “no deal” Brexit. The European Union (Withdrawal) Act 2018 will ensure that the fundamental principles, obligations, and rights of GDPR that apply to organizations and data subjects will stay the same after Brexit. New regulations will preserve European Union GDPR standards in domestic law and will:

•	Transitionally recognize all EEA countries (including European Union Member States) and Gibraltar as “adequate” to allow data transfers from the United Kingdom to Europe to continue;

•	Preserve the effect of existing European Union adequacy decisions on a transitional basis;

•	Recognize European Union Standard Contractual Clauses (SCCs) in United Kingdom law and give the ICO the power to issue new clauses;

•	Recognize Binding Corporate Rules (BCRs) authorised before Exit day;

•	Maintain the extraterritorial scope of the United Kingdom data protection framework; and

•

Oblige non-United Kingdom controllers who are subject to the United Kingdom data protection framework to appoint representatives in the United Kingdom if they are processing United Kingdom data on a large scale.

We have certified under the European Union-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield with respect to our transfer of certain personal data from the European Union to the United States. The Privacy Shield program is subject to annual review and may be challenged, suspended or invalidated. At present, the European Union-U.S. Privacy Shield framework and the use of European Union Standard Contractual Clauses, or the Model Clauses, to protect data exports between the European Union and the U.S. are both subject to ongoing legal challenges. Any or all of these court proceedings, or other challenges in the future, may result in a ruling that the industry-standard measures we, and other companies, have taken are no longer sufficient. Additionally, it is possible that the Privacy Shield program may need to be updated by the European Commission and Department of Commerce to take into account the GDPR. As a result, we may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the European Union to the United States and may be at risk of experiencing reluctance or refusal of European or multi-national customers to use our solutions and incurring regulatory penalties, which may have an adverse effect on our business.

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

We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare and legislative and regulatory proposals to broaden the availability of healthcare will continue to affect the business and financial condition of oncology companies. A number of legislative and regulatory changes in the healthcare system in the United States and other major healthcare markets have been proposed in recent years, and such efforts have expanded substantially in recent years. These developments have included prescription drug benefit legislation that was enacted and took effect in January 2006, healthcare reform legislation enacted by certain states, and major healthcare reform legislation that was passed by Congress and enacted into law in the United States in 2010. The U.S. Congress and the Trump administration have similarly expressed concerns over the pricing of pharmaceutical products and there can be no assurance as to how this scrutiny will impact future pricing of pharmaceutical products generally. To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. While these and any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, in May 2018 the Trump administration published the American Patients First Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs intended to lower prescription drug prices, which the Department of Health and Human Services is beginning to roll out. Future developments could, directly or indirectly, affect our ability to sell our products, if approved, at a favorable price.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

In connection with our acquisition of momelotinib from Gilead, we are required to make aggregate milestone payments of up to $190.0 million to Gilead upon the achievement of certain regulatory and commercial milestones, as well as low double-digit to high-teens percent tiered combined royalties based upon net sales and additional tiered milestone payments upon reaching certain sales milestones. If we breach any of these obligations, we may be required to indemnify the Seller, subject to certain limitations set forth in the momelotinib purchase.

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

Certain of our 5% stockholders hold a majority of the voting power and may be able to exert significant control over matters subject to stockholder approval.

As of January 31, 2020, our executive officers, directors and 5% stockholders beneficially owned a majority of our outstanding voting shares. Further, four of our current directors are affiliates of certain 5% stockholders. Therefore, these holders may have the ability to influence us through their ownership position and through representation on our board of directors as they hold half of the board seats. These holders may be able to determine all matters requiring stockholder approval. For example, these holders may be able to control the vote with respect to elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock.

The issuance or sale of shares of our common stock, or rights to acquire shares of our common stock could depress the trading price of our common stock.

We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock, and, accordingly, the trading price of our common stock may significantly decrease. In addition, our issuance of additional shares of common stock, including upon exercise of our outstanding warrants, will dilute the ownership interests of our existing common stockholders.

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

Our common stock is listed on the Nasdaq Global Market. Our stock trades under the symbol “SRRA”. As of February 26, 2020, there were 60 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders. See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands except share and per share data)
Consolidated Statements of Operations Data:
Operating expenses(1):
Research and development	$53,249	$41,078	$30,157	$33,895	$26,356
General and administrative	13,743	14,339	12,462	14,180	9,472

Total operating expenses	66,992	55,417	42,619	48,075	35,828

Loss from operations	(66,992)	(55,417)	(42,619)	(48,075)	(35,828)
Other income (expense), net:
Changes in fair value of warrant liabilities	(20,926)	—	—	—	(17,443)
Other income (expense), net	(517)	1,780	760	351	66

Total other income (expense), net	(21,443)	1,780	760	351	(17,377)

Loss before provision for (benefit from) income taxes, net	(88,435)	(53,637)	(41,859)	(47,724)	(53,205)
Provision for (benefit from) income taxes, net	(160)	(302)	156	143	55

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands except share and per share data)
Net loss	(88,275)	(53,335)	(42,015)	(47,867)	(53,260)
Adjustment to redemption value on redeemable convertible preferred stock	—	—	—	—	(374,015)
Series B and B-1 redeemable convertible preferred stock dividend	—	—	—	—	(5,543)
Series C and D redeemable convertible preferred stock dividend	—	—	—	—	(20,366)

Net loss attributable to common stockholders	$(88,275)	$(53,335)	$(42,015)	$(47,867)	$(453,184)

Net loss per share, basic and diluted(2)	$(30.30)	$(30.16)	$(33.68)	$(63.32)	$(1,258.89)

Weighted-average shares used in computing net loss per share, basic and diluted(2)	2,913,487	1,768,480	1,247,482	756,006	359,988

(1)	Includes the following stock-based compensation:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Stock-based compensation:
Research and development	$3,873	$4,499	$3,966	$3,635	$1,846
General and administrative	1,822	2,297	1,939	1,875	1,340

Total stock-based compensation	$5,695	$6,796	$5,905	$5,510	$3,186

(2)

Basic and diluted net loss per share is computed based on the weighted-average number of shares of common stock outstanding during each period. In 2019, basic and diluted net loss per share is computed based on the weighted-average number of common stock and preferred stock with characteristics of common stock outstanding during the period. All share and per share data in this table has been adjusted to reflect the 1-for-40 reverse stock split effected on January 22, 2020. For additional information, see Notes 1 and 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$147,528	$106,046	$100,348	$109,007	$150,180
Working capital(1)	85,288	98,653	94,253	102,625	144,456
Total assets	151,328	109,469	102,198	110,973	152,768
Operating lease liability	374	—	—	—	—
Term loan	—	4,891	—	—	—
Total liabilities(1)	64,983	14,990	7,472	7,725	7,397
Accumulated deficit	(765,687)	(677,412)	(624,077)	(582,054)	(534,187)
Total stockholders’ equity	86,345	94,479	94,726	103,248	145,371

(1)

At December 31, 2019, warrant liabilities of $45,935 and a securities issuance obligation of $10,485 were included in current liabilities. See Note 8 and Note 11 to the financial statements under Item 8 of this Form 10-K.

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

Overview

We are a late stage drug development company focused on advancing our lead product candidate, momelotinib, a potent, selective and orally-bioavailable JAK1 (Janus kinase 1), JAK2 (Janus kinase 2) and ACVR1 (Activin A receptor type 1) inhibitor with a potentially differentiated therapeutic profile for the treatment of myelofibrosis. We have a highly experienced management team with a proven track record of success in hematology and oncology drug development. We are oriented towards achieving the successful registration and commercialization of momelotinib.

During the third quarter of 2018, we acquired momelotinib from Gilead Sciences, Inc. (Gilead). Momelotinib has been investigated in two completed Phase 3 trials for the treatment of myelofibrosis. Data from these trials indicate a potentially differentiated therapeutic profile encompassing anemia-related clinical benefits, as well as achieving constitutional symptom control benefits and substantive splenic volume reductions.

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

In the second quarter of 2019, we announced that we had obtained regulatory clarity with the FDA concerning the design of a Phase 3 clinical trial intended to support potential registration of momelotinib. We also announced that the FDA had granted Fast Track designation to momelotinib for the treatment of patients with intermediate/high-risk myelofibrosis who have previously received a JAK inhibitor.

Following receipt of this clarity, we announced the design of the MOMENTUM Phase 3 clinical trial in myelofibrosis, which we subsequently launched in the fourth quarter of 2019. MOMENTUM is a randomized double-blind trial designed to enroll 180 myelofibrosis patients who are symptomatic and anemic and have been treated previously with a JAK inhibitor. The Primary Endpoint of the trial is the Total Symptom Score (TSS) response rate of momelotinib compared to danazol at Week 24 (99% power; p-value < 0.05). Danazol has been selected as an appropriate treatment comparator given its use to ameliorate anemia in myelofibrosis patients, as recommended by NCCN (National Comprehensive Cancer Network) and ESMO (European Society for Medical Oncology) guidelines. Patients will be randomized 2:1 to receive either momelotinib or danazol. After 24 weeks of treatment, patients on danazol will be allowed to crossover to receive momelotinib.

During the fourth quarter of 2019, we reported new analyses of red blood cell (RBC) transfusion data from SIMPLIFY-1, a double-blind Phase 3 trial of momelotinib head-to-head versus ruxolitinib in JAK inhibitor naïve patients, which were presented in a poster by Dr. Ruben Mesa, Director of the Mays Cancer Center, home to UT Health San Antonio MD Anderson Cancer Center, at the 61st American Society of Hematology (ASH)

Annual Meeting in Orlando, Florida. These analyses demonstrated that patients who received momelotinib had significantly decreased transfusion requirements compared to those treated with ruxolitinib, including an odds ratio of nearly 10 for receiving no transfusions during the 24-week study period. Transfusion dependency and moderate to severe anemia are critical negative prognostic factors for overall survival in myelofibrosis.

Our portfolio also includes two DNA Damage Response (DDR) assets, consisting of SRA737 and SRA141.

•

SRA737 is our potent, highly selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1). Chk1 is a key regulator of cell cycle progression and the DDR network. SRA737 is being evaluated across multiple indications in two Phase 1/2 trials, as monotherapy and when potentiated by non-cytotoxic low-dose gemcitabine (LDG), a potent extrinsic inducer of replication stress. At the 2019 American Society of Clinical Oncology (ASCO) annual meeting, we reported preliminary data from these trials, which included anti-cancer activity across multiple indications.

•	SRA141 is our potent, selective, orally bioavailable small molecule inhibitor of Cell division cycle 7 kinase (Cdc7). We successfully completed the IND filing process with the FDA for SRA141 in 2018.

We wholly own momelotinib, subject to future milestone payments and royalties (see Item 1. Business—“Asset Purchase Agreement”) and retain the global commercialization rights to SRA737 and SRA141.

Since inception, we have devoted substantially all of our resources to research and development activities, including the clinical development of our current product candidates, momelotinib, SRA737 and SRA141, and our former lead product candidate PNT2258, and to provide general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. Our net losses were $88.3 million, $53.3 million and $42.0 million for the year ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $765.7 million, of which approximately $428 million pertained to the revaluation and conversion of redeemable convertible preferred stock upon our initial public offering in July 2015.

During the second quarter of 2019, we announced plans to prioritize our existing resources on the development of momelotinib, our lead product candidate. We also announced we have launched a campaign exploring non-dilutive strategic options to support any future continued development of our portfolio of DDR assets, consisting of SRA737 and SRA141.

We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest to further develop our lead product candidate, momelotinib;

•	hire additional clinical, scientific, drug development and management personnel, as well as personnel to support any future commercialization efforts;

•	invest in scaling our manufacturing capacity to support development and our global commercialization strategy;

•	seek regulatory and marketing approvals for any product candidates that we may develop;

•	achieve regulatory milestones that trigger payments due under our Asset Purchase Agreement with Gilead;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;

•	acquire or in-license additional product candidates and technologies;

•	develop additional product candidates;

•	defend against potential lawsuits or other legal issues;

•	maintain, expand and protect our intellectual property portfolio; and

•	add operational, financial and management information systems and personnel to continue to operate as a public company.

In November 2019, we completed an underwritten public offering of an aggregate of (i)103,000 shares of Series A convertible voting preferred stock (Series A preferred Stock) that all converted into 7,803,273 shares of common stock in January 2020, (ii) Series A warrants to purchase up to an aggregate of 7,802,241 shares of our common stock at an exercise price equal to $13.20, and (iii) Series B warrants to purchase up to an aggregate of 2,574,727 shares of common stock. Each share of Series A Preferred Stock and the accompanying Series A and Series B warrants were issued at a combined price to the public of $1,000. The aggregate net proceeds received by us from the offering were $97.7 million, net of underwriting discounts and commissions and offering expenses. The Series B warrants may only be exercised by paying the exercise price in cash, and if fully exercised would amount to approximately $34.0 million in proceeds to us.

We have funded our operations to date primarily from the issuance and sale of our common stock and convertible voting preferred stock through public offerings, and our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through debt financings and exercises of our preferred stock warrants issued in private financings. As of December 31, 2019, we had cash and cash equivalents of $147.5 million.

On January 21, 2020, our shareholders approved an amendment to our certificate of incorporation to effect a reverse split of our common stock (Reverse Stock Split). Following the approval of our shareholders, on January 21, 2020, our board of directors approved the specific ratio for the Reverse Stock Split, which became effective on January 22, 2020, at 1-for-40. The authorized shares and par value of the common and preferred stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock, warrants for common stock, options for common stock and per share amounts contained in this annual report and the consolidated financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented.

Components of Statements of Operations

Operating Expenses

Research and Development

Research and development expenses consist primarily of the following:

•	fees, milestone payments or other expenses incurred in connection with license and asset purchase agreements and their related amendments;

•	personnel-related costs, which include salaries, benefits, stock-based compensation, recruitment fees and travel costs;

•	costs associated with research and preclinical studies, clinical trials, regulatory activities and manufacturing activities to support clinical activities;

•	fees paid to external service providers that conduct certain research and development, clinical and manufacturing activities on our behalf; and

•	facility-related costs, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expenses and other supplies.

The largest recurring component of our total operating expenses has historically been our investment in research and development activities, including the development of our lead product candidate momelotinib and SRA737 and SRA141. We expect our research and development expenses will increase over the next few years as we advance momelotinib, achieve regulatory milestones that trigger payments due under our Asset Purchase

Agreement with Gilead, pursue regulatory approval of momelotinib in the United States and other jurisdictions, expand our portfolio of product candidates and prepare for potential commercialization, which will require a significant investment in areas related to contract manufacturing and inventory buildup.

The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for our lead product candidate, momelotinib. The probability of success of our product candidates may be affected by numerous factors, including clinical data, regulatory developments, competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization of momelotinib.

General and Administrative

General and administrative expenses consist of personnel-related costs, facility-related costs, business insurance allocated expenses and professional fees for services, including legal, patent prosecution and maintenance, human resources, audit and accounting services. Personnel-related costs consist of salaries, benefits, stock-based compensation, recruitment fees, severance costs and travel costs.

We expect to incur additional expenses associated with supporting our growing research and development activities, preparing for potential commercialization, continuing to operate as a public company and other administration and professional services.

Other Income (Expense), net

Changes in Fair Value of Warrant Liabilities

Our common stock warrants issued in connection with our November 2019 financing are classified as liabilities on our consolidated balance sheets and, as such, are re-measured to fair value at each balance sheet date, with the corresponding gain or loss from the adjustment recorded in the consolidated statement of operations. The changes in the fair value is directly attributable to the change in the fair value of the underlying stock.

Other Income (Expense), net

Other income (expense), net primarily consists of (i) interest earned on our cash and cash equivalents, (ii) interest expense, including final payment and prepayment fees and the full non-cash amortization of debt issuance costs, associated with our term loan, (iii) offering expenses incurred pertaining to the issuance of warrants, and (iv) foreign currency exchange gains and losses related to transactions and monetary asset and liability balances denominated in currencies other than the U.S. dollar. Foreign currency exchange gains and losses may fluctuate in the future due to changes in foreign currency exchange rates.

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

We did not record a provision for U.S. federal income taxes for the year ended December 31, 2019. Our tax benefit relates to research and development tax credits in Canada and our income tax provision relates to income taxes in Canada and Australia. Our net U.S. deferred tax assets continue to be offset by a full valuation allowance.

Results of Operations

A discussion regarding our financial condition and results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

	Year Ended December 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$53,249	$41,078	$12,171	30%
General and administrative	13,743	14,339	(596)	(4%)

Total operating expenses	66,992	55,417	11,575	21%

Loss from operations	(66,992)	(55,417)	(11,575)	21%
Other income (expense), net:
Changes in fair value of warrant liabilities	(20,926)	—	(20,926)	(100%)
Other income (expense), net	(517)	1,780	(2,297)	(129%)

Total other income (expense), net	(21,443)	1,780	(23,223)	(1,305%)

Loss before benefit from income taxes, net	(88,435)	(53,637)	(34,798)	65%
Benefit from income taxes, net	(160)	(302)	142	(47%)

Net loss	$(88,275)	$(53,335)	$(34,940)	66%

Research and Development

Research and development expenses increased $12.2 million, from $41.1 million in 2018 to $53.2 million in 2019. In addition to a non-cash charge of $10.5 million pertaining to the obligation to issue common stock and a warrant in consideration for meaningfully reduced royalty rates and elimination of a near term milestone payment in an amendment to the Asset Purchase Agreement with Gilead, the increase was primarily due to costs related to momelotinib, including a $12.2 million increase in clinical trial and development costs, a $2.5 million increase in third party manufacturing costs and a $1.4 million increase in personnel-related and allocated overhead costs for the year ended December 31, 2019. These increased costs were partially offset by a $3.0 million upfront fee paid to Gilead to acquire momelotinib during the year end December 31, 2018 and decreases in SRA737 and SRA141 costs, including a $5.0 million decrease in clinical trial costs primarily related to SRA737, a $4.3 million decrease in third party manufacturing costs and a $2.1 million decrease in research and preclinical costs for the year ended December 31, 2019.

General and Administrative

General and administrative expenses decreased $0.6 million, from $14.3 million in 2018 to $13.7 million in 2019. The decrease was attributable to a $0.5 million decrease in personnel-related and allocated overhead costs and a $0.2 million decrease in business development costs, partially offset by a $0.1 million increase in professional fees for the year ended December 31, 2019.

Changes in Fair Value of Warrant Liabilities

The changes in the fair value of our warrant liabilities were directly attributable to the change in the fair value of the underlying stock.

Other Income (Expense), net

Other income (expense), net increased $2.3 million, from $1.8 million of other income, net in 2018 to $0.5 million of other expense, net in 2019. The increase was primarily attributable to offering expenses of $1.3 million pertaining to warrants issued in the 2019 public offering, $0.7 million increase in interest expense incurred on the term loan, a $0.2 million decrease in interest income due to a lower average cash and cash equivalents balance during the year ended December 31, 2019, and a $0.1 million increase in foreign exchange loss for the year ended December 31, 2019.

Benefit from Income Taxes, net

Net benefit from income taxes was $0.2 million in 2019, compared to $0.3 million in 2018. The net benefit from income taxes during the year ended December 31, 2019 primarily represented benefit from foreign research and development tax credits.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have never generated revenue and have incurred significant net losses. We have funded our operations to date primarily from the issuance and sale of our common stock and convertible voting preferred stock through public offerings, our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through debt financings and exercises of our preferred stock warrants issued in private financings. Our net losses were $88.3 million and $53.3 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $765.7 million, of which approximately $428 million pertained to the revaluation and conversion of redeemable convertible preferred stock upon our initial public offering in July 2015. Our principal sources of liquidity as of December 31, 2019 were cash and cash equivalents of $147.5 million.

In March 2018, we completed an underwritten public offering of an aggregate of 546,250 shares of common stock, at a price to the public of $90.00 per share. The aggregate net proceeds received by us from the offering were $46.0 million, net of underwriting discounts and commissions and offering expenses.

In November 2019, we completed an underwritten public offering of an aggregate of (i) 103,000 shares of Series A Preferred Stock, that all converted into 7,803,273 shares of common stock in January 2020, (ii) Series A warrants to purchase up to an aggregate of 7,802,241 shares of our common stock at an exercise price equal to $13.20, and (iii) Series B warrants to purchase up to an aggregate of 2,574,727 shares of common stock at an exercise price equal to $13.20. Each share of Series A Preferred Stock and the accompanying Series A and Series B warrants were issued at a combined price to the public of $1,000. The aggregate net proceeds received by us from the offering were $97.7 million, net of underwriting discounts and commissions and offering expenses. The Series B warrants may only be exercised by paying the exercise price in cash, and if fully exercised would amount to approximately $34.0 million in proceeds to us.

In August 2018, we entered into a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB), pursuant to which we could obtain a loan of aggregate principal amount of up to $15.0 million. In 2018, we borrowed $5.0 million under the first tranche, which bore interest at the greater of 6.0% or a floating per annum rate 1.0% above the prime rate. In December 2019, we repaid the loan in full.

We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest to further develop our lead product candidate, momelotinib;

•	hire additional clinical, scientific, drug development and management personnel, as well as personnel to support any future commercialization efforts;

•	invest in scaling our manufacturing capacity to support development and our global commercialization strategy;

•	seek regulatory and marketing approvals for any product candidates that we may develop;

•	achieve regulatory milestones that trigger payments due under our Asset Purchase Agreement with Gilead;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;

•	acquire or in-license additional product candidates and technologies;

•	develop additional product candidates;

•	defend against potential lawsuits or other legal issues;

•	maintain, expand and protect our intellectual property portfolio; and

•	add operational, financial and management information systems and personnel to continue to operate as a public company.

To fund our current operating plans, we will need to raise additional capital. Our existing cash and cash equivalents will not be sufficient for us to complete development and prepare for commercializing momelotinib. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities; however, we believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans into the second half of 2022. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities. However, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts.

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

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018
	(in thousands)
Cash used in operating activities	$(51,183)	$(45,115)
Cash used in investing activities	(39)	(118)
Cash provided by financing activities	92,738	51,131
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(34)	(88)

Net increase (decrease) in cash, cash equivalents and restricted cash	$41,482	$5,810

Cash Flows from Operating Activities

In 2019, cash used in operating activities of $51.2 million was attributable to a net loss of $88.3 million and a net change of $2.0 million in our net operating assets and liabilities, partially offset by $39.1 million in non-cash and other adjustments. The non-cash and other adjustments consisted primarily of a $20.9 million change in fair value of our warrant liabilities, a $10.5 million non-cash expense relating to the securities issuable to Gilead in connection with the amendment to the Asset Purchase Agreement, $5.7 million of non-cash stock-based compensation, and a $1.7 million reclassification of cash flows, pertaining to the issuance of warrants and repayment of debt, to financing activities. The change in net operating assets and liabilities was primarily attributable to a decrease in our accrued and other liabilities and operating lease liabilities.

In 2018, cash used in operating activities of $45.1 million was attributable to a net loss of $53.3 million, partially offset by $6.8 million in non-cash charges and a net change of $1.4 million in our net operating assets and liabilities. The non-cash charges consisted primarily of $6.8 million in stock-based compensation.

Cash Flows from Investing Activities

Cash used in investing activities for each of December 31, 2019 and 2018 was primarily attributable to the purchase of property and equipment.

Cash Flows from Financing Activities

In 2019, cash provided by financing activities was $92.7 million, attributable to net proceeds of $97.7 million received from our November 2019 financing and $0.4 million of proceeds received from the exercise of options to purchase common stock, partially offset by a $5.4 million payment to settle our term loan and related repayment obligations.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2019, which represent material expected or contractually committed future obligations.

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Purchase commitments(1)	$22,573	$9,891	$11,953	$729	$—
Operating lease obligations(2)	615	217	398	—	—

Total contractual obligations	$23,188	$10,108	$12,351	$729	$—

(1)	Reflects payments we are required to make pursuant to clinical trial and manufacturing agreements.
(2)

Reflects payments we are required to make under operating lease agreements. Costs such as taxes and other operating costs are not included in the amounts disclosed. (See Note 6 to the financial statements under Item 8 of this Form 10-K.)

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

Contingent milestone payment obligations due to third parties under license and asset purchase agreements are expensed when the milestones are considered probable of occurring. To the extent that an obligation is to be settled by future issuance of securities, the fair value of the instruments is recorded in research and development expense until the securities are issued.

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

On January 1, 2019, we adopted FASB ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the guidance for share-based payments issued for goods and services for employees and nonemployees. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

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

Forfeiture Rate—We account for forfeitures when they occur.

We will continue to use judgment in evaluating the expected volatility and expected terms utilized for our stock-based compensation calculations on a prospective basis.

Warrant Liabilities

Warrants for the purchase of shares of our common stock issued in connection with our November 2019 financing are classified as derivative liabilities on our consolidated balance sheets at their fair value on the date of issuance. At the end of each reporting period, changes in estimated fair value during the period are recognized as a component of other income (expense), net in our statement of operations. We will continue to adjust the carrying value of the warrants until such time as the warrants are no longer considered derivative instruments, or until the earlier of the exercise of the warrants or the expiration of the warrants, at which time the liabilities will be reclassified to additional paid-in capital at their fair value.

We estimate the fair value of these liabilities using assumptions that are based on the individual characteristics of the warrants on the valuation date. We use the Black-Scholes option-pricing model and the fair value of the underlying stock to determine the fair value of these liabilities. The valuation model is based on inputs as of the valuation dates, including the estimated volatility of our stock, the remaining contractual term of the warrants and the risk-free interest rates. An estimated non-marketable discount is also applied.

Securities Issuance Obligation

The obligation to issue shares of our common stock and a warrant to purchase the same number of shares of common stock pursuant to the amendment to the Asset Purchase Agreement with Gilead is classified as a liability on our consolidated balance sheet at their fair values on the date such obligations arose. At the end of each reporting period, changes in estimated fair values during the period are recognized as research and development expense on our statement of operations. We will continue to adjust the fair values of the obligations until the securities are issued, at which time the liabilities will be reclassified to common stock and additional paid-in capital at their fair values.

On the valuation date, we estimate the fair values of these obligations using assumptions that are based on the individual characteristics of the securities to be issued. We use the fair value of the underlying stock and estimated non-marketable discount to determine the common stock issuance obligation, and the Black-Scholes option-pricing model and the fair value of the underlying stock to determine the fair value of the warrant issuance obligation. The valuation model is based on inputs as of the valuation dates, including the estimated volatility of our stock, the remaining contractual term of the warrants and the risk-free interest rates. An estimated non-marketable discount is also applied.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet financing arrangements or any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities and foreign currency risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $147.5 million as of December 31, 2019, which consisted primarily of bank deposits and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sierra Oncology, Inc.:

Vancouver, British Columbia, Canada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sierra Oncology Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

March 3, 2020

We have served as the Company’s auditor since 2014.

SIERRA ONCOLOGY, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$147,528	$106,046
Prepaid expenses and other current assets	2,369	2,706

Total current assets	149,897	108,752
Property and equipment, net	113	168
Operating lease right-of-use asset	589	—
Other assets	729	549

TOTAL ASSETS	$151,328	$109,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued and other liabilities	$7,170	$8,812
Accounts payable	1,019	1,287
Warrant liabilities	45,935	—
Securities issuance obligation	10,485	—

Total current liabilities	64,609	10,099
Operating lease liability	374	—
Term loan	—	4,891

TOTAL LIABILITIES	64,983	14,990

Commitments and Contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of December 31, 2019 and December 31, 2018; 103,000 shares Series A convertible voting preferred stock, issued and outstanding as of December 31, 2019 and nil shares issued and outstanding as of December 31, 2018	1	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of December 31, 2019 and 2018; 1,867,176 and 1,859,120 shares issued and outstanding as of December 31, 2019 and 2018	74	74
Additional paid-in capital	851,957	771,817
Accumulated deficit	(765,687)	(677,412)

TOTAL STOCKHOLDERS’ EQUITY	86,345	94,479

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$151,328	$109,469

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Operating expenses:
Research and development	$53,249	$41,078	$30,157
General and administrative	13,743	14,339	12,462

Total operating expenses	66,992	55,417	42,619

Loss from operations	(66,992)	(55,417)	(42,619)
Other income (expense), net:
Changes in fair value of warrant liabilities	(20,926)	—	—
Other income (expense), net	(517)	1,780	760

Total other income (expense)	(21,443)	1,780	760

Loss before provision for (benefit from) income taxes, net	(88,435)	(53,637)	(41,859)
Provision for (benefit from) income taxes, net	(160)	(302)	156

Net loss and comprehensive loss	(88,275)	(53,335)	(42,015)

Net loss per common share, basic and diluted	$(30.30)	$(30.16)	$(33.68)

Weighted-average shares used in computing net loss per common share, basic and diluted	2,913,487	1,768,480	1,247,482

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA ONCOLOGY, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Series A Convertible Voting Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2016	—	—	759,253	$30	$685,272	$(582,054)	$103,248
Issuance of common stock for exercise of stock options	—	—	4,413	—	166	—	166
Cumulative effect of adoption of new accounting standard	—	—	—	—	8	(8)	—
Stock-based compensation	—	—	—	—	5,905	—	5,905
Issuance of common stock, net of offering costs of $2.1 million	—	—	546,190	22	27,400	—	27,422
Net loss	—	—	—	—	—	(42,015)	(42,015)

Balance—December 31, 2017	—	—	1,309,856	52	718,751	(624,077)	94,726
Issuance of common stock for exercise of stock options	—	—	3,014	—	180	—	180
Stock-based compensation	—	—	—	—	6,796	—	6,796
Issuance of common stock, net of offering costs of $3.2 million	—	—	546,250	22	45,974	—	45,996
Issuance of common stock warrant	—	—	—	—	116	—	116
Net loss	—	—	—	—	—	(53,335)	(53,335)

Balance—December 31, 2018	—	—	1,859,120	74	771,817	(677,412)	94,479
Issuance of common stock for exercise of stock options	—	—	8,056	—	445	—	445
Stock-based compensation	—	—	—	—	5,695	—	5,695
Issuance of convertible voting preferred stock, net of offering costs of $4.0 million	103,000	1	—	—	74,000	—	74,001
Net loss	—	—	—	—	—	(88,275)	(88,275)

Balance—December 31, 2019	103,000	$1	1,867,176	$74	$851,957	$(765,687)	$86,345

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA ONCOLOGY, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(88,275)	$(53,335)	$(42,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of warrant liabilities	20,926	—	—
Securities issuance obligation	10,485	—	—
Stock-based compensation	5,695	6,796	5,905
Warrant issuance costs	1,279	—	—
Term loan repayment fee	438	—	—
Depreciation and amortization	83	111	258
Other	161	(68)	31
Changes in operating assets and liabilities:
Prepaid expenses and other assets	336	(1,341)	(115)
Accrued, other and operating lease liabilities	(2,034)	2,770	990
Accounts payable	(277)	(48)	(1,217)

Net cash used in operating activities	(51,183)	(45,115)	(36,163)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(39)	(118)	(92)

Net cash used in investing activities	(39)	(118)	(92)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering, net of offering costs	97,731	—	—
Payment of term loan and repayment fee	(5,438)	—	—
Proceeds from exercise of common stock options	445	180	166
Proceeds from issuance of common stock upon follow-on offering, net of offering costs	—	45,996	27,422
Proceeds from issuance of term loan, net of issuance costs	—	4,955	—

Net cash provided by financing activities	92,738	51,131	27,588

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(34)	(88)	(4)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	41,482	5,810	(8,671)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	106,346	100,536	109,207

CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$147,828	$106,346	$100,536

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for (refund of) income taxes, net	$(69)	$15	$260

Cash paid for interest	$336	$87	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use asset obtained in exchange for operating lease obligation	$771	$—	$—

Issuance costs of convertible voting preferred stock and warrants included in accrued and other liabilities	$268	$—	$—

Issuance of common stock warrant	$—	$116	$—

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

1.	The Company and Basis of Presentation

Organization and Description of Business

Sierra Oncology, Inc. (together with its subsidiaries, collectively referred to as the “Company”), a Delaware corporation, is a late stage drug development company focused on advancing its lead product candidate, momelotinib, a potent, selective and orally-bioavailable JAK1 (Janus kinase 1), JAK2 (Janus kinase 2) and ACVR1 (Activin A receptor type 1) inhibitor with a potentially differentiated therapeutic profile for the treatment of myelofibrosis. Momelotinib has been investigated in two completed Phase 3 clinical trials for the treatment of myelofibrosis and has demonstrated a potentially differentiated therapeutic profile encompassing anemia-related clinical benefits, as well as achieving constitutional symptom control benefits and substantive splenic volume reductions. The Company’s portfolio also includes two DNA Damage Response (DDR) assets, consisting of SRA737 and SRA141. SRA737 is a potent, highly selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1), a key regulator of cell cycle progression and the DDR network. SRA141 is a potent, selective and orally bioavailable small molecule inhibitor of Cell division cycle 7 kinase (Cdc7), a key regulator of DNA replication and involved in the DDR network.

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

As of December 31, 2019, the Company had $147.5 million of cash and cash equivalents. The Company believes that its balance of cash and cash equivalents as of the date of the issuance of these consolidated financial statements is sufficient to fund its current operational plan for at least the next twelve months though it may pursue raising additional capital through equity financings or other arrangements.

Follow-On Offerings

On February 14, 2017, the Company completed an underwritten public offering of 487,500 shares of common stock. As part of the underwritten public offering, on February 21, 2017 the Company issued an additional 58,690 shares of common stock representing the underwriters’ exercise of a majority of their over-allotment option. All shares were offered by the Company at a price to the public of $54.00 per share. The aggregate net proceeds received by the Company from the offering were $27.4 million, net of underwriting discounts and commissions and offering expenses of $2.1 million.

On March 6, 2018, the Company completed an underwritten public offering of an aggregate of 546,250 shares of common stock, including the underwriters’ exercise of their overallotment option, at a price to the public of $90.00 per share. The aggregate net proceeds received by the Company from the offering were $46.0 million, net of underwriting discounts and commissions and offering expenses of $3.2 million.

On November 13, 2019, the Company completed an underwritten public offering of an aggregate of (i) 103,000 shares of Series A convertible voting preferred stock (Series A Preferred Stock), (ii) Series A warrants to purchase up to an aggregate of 7,802,241 shares of common stock at an exercise price equal to $13.20, and (iii) Series B warrants to purchase up to an aggregate of 2,574,727 shares of common stock at

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

an exercise price equal to $13.20. Each share of Series A Preferred Stock and the accompanying Series A and Series B warrants were issued at a combined purchase price to the public of $1,000. The aggregate net proceeds received by the Company from the offering were $97.7 million, net of underwriting discounts and commissions and offering expenses of $5.3 million. On January 29, 2020, all shares of Series A Preferred Stock converted into 7,803,273 shares of common stock.

Reverse Stock Split

On January 21, 2020, the Company’s shareholders approved an amendment to the Company’s certificate of incorporation to effect a reverse split of the Company’s common stock (Reverse Stock Split). On January 21, 2020, the Company’s board of directors approved the specific ratio for the Reverse Stock Split, which became effective on January 22, 2020, at 1-for-40. The authorized shares and par value of the common and preferred stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock, warrants for common stock, options for common stock and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of expense during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to the fair value of convertible voting preferred stock, stock options and warrants issued, fair value of the securities issuance obligation, accruals such as research and development costs, and recoverability of the Company’s net deferred tax assets, and related valuation allowance. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the U.S. Dollar. Transactions denominated in currencies other than the functional currency are recorded at prevailing exchange rates during the period. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are recorded at historical exchange rates. Gains and losses related to remeasurement are recorded in other income (expense), net in the consolidated statements of operations. The net foreign exchange transaction gains (losses) included in other income (expense), net in the accompanying consolidated statements of operations were insignificant for the years ended December 31, 2019, 2018 and 2017.

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

Fair Value of Financial Instruments

The Company’s cash and cash equivalents, restricted cash, other current assets, accounts payable and accrued liabilities approximate their fair values at December 31, 2019 and 2018, due to their short duration. Prior to its repayment in December 2019, the term loan bore interest at prevailing market rates for instruments with similar characteristics, accordingly, the carrying value of this instrument approximated its fair value. The warrant liabilities and securities issuance obligation contain unobservable inputs that reflect the Company’s own assumptions in which there is little, if any, market activity at the measurement date, thus the Company’s warrant liabilities and securities issuance obligation are measured at their fair values on a recurring basis using unobservable inputs.

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

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

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

Other Assets

Other assets consist primarily of restricted cash pledged as collateral for a corporate credit card facility and deferred income tax assets in foreign jurisdictions.

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

The Company recognizes an operating lease with terms greater than one year as right-of-use (ROU) asset and lease liability on its consolidated balance sheet using the portfolio approach. Lease liability and ROU asset are recorded based on the present value of future lease payments over the contractual term of the operating lease. The Company utilized its incremental borrowing rate from information available as at the date of initial adoption in determining the present value of the future lease payments. The lease liability and ROU asset are amortized over the term of the lease with operating lease expense being recognized on a straight-line basis over the lease term.

Warrant Liabilities

The Company accounts for its warrants issued in connection with its November 2019 financing based upon the characteristics and provisions of the instruments. Warrants classified as derivative liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and remeasured to fair value on each subsequent reporting period, with the changes in fair value recognized as a component of other income (expense), net in the accompanying consolidated statements of operations. The Company will continue to adjust the carrying value of the warrants until such time as the warrants are no longer considered derivative instruments, or until the earlier of the exercise of the warrants or the expiration of the warrants, at which time the liabilities will be reclassified to additional paid-in capital at their fair value. The Company estimates the fair value of these liabilities using the Black-Scholes option-pricing model and the fair value of the underlying stock, as well as assumptions for expected volatility, expected term and risk-free interest rate. An estimated non-marketable discount is also applied. Offering expenses arising from the issuance of warrants are expensed as incurred.

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

Securities Issuance Obligation

The Company recognizes its securities issuance obligation pursuant to the amendment to the Asset Purchase Agreement with Gilead Sciences, Inc. (Gilead) at their fair values on the date such obligations arose. At the end of each reporting period, changes in estimated fair values during the period are recognized as research and development costs in the accompanying consolidated statements of operations. The Company will continue to adjust the fair values of the obligations until the securities are issued, at which time the liabilities will be reclassified to common stock and additional paid-in capital at their fair values. The Company determines the fair values of these obligations based upon the individual characteristics and provisions of the securities to be issued. The Company estimates the fair value of its obligation to issue common stock using the fair value of the underlying stock and a non-marketable discount. The Company estimates the fair value of its obligation to issue warrant using the Black-Scholes option-pricing model and the fair value of the underlying stock, as well as assumptions for expected volatility, expected term and risk-free interest rate. An estimated non-marketable discount is also applied.

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

Upfront payments made in connection with license and asset purchase agreements are expensed as research and developments costs, as the assets acquired do not have alternative future use. Contingent milestone payment obligations due to third parties under license and asset purchase agreements are expensed when the milestones are considered probable of occurring. To the extent an obligation is to be settled by future issuance of securities, the fair value of these instruments is recorded in research and development expense until the securities are issued.

Research and development costs include fees incurred in connection with license and asset purchase agreements and their related amendments, compensation and other related costs for employees engaged in research and development, costs associated with research and preclinical studies, clinical trials, regulatory activities, manufacturing activities to support clinical activities, fees paid to external service providers that conduct certain research and development, clinical, and manufacturing activities on behalf of the Company and an allocation of overhead expenses.

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

On January 1, 2019, the Company adopted FASB ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the guidance

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

for share-based payments issued for goods and services for employees and nonemployees. The adoption of this new accounting guidance did not have a material impact on the Company’s consolidated financial statements.

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

The Company’s Chief Executive Officer views the Company’s operations and manages its business in one operating segment, which is the business of researching, developing and commercializing therapies for the treatment of patients with hematology and oncology needs. Accordingly, the Company has a single reporting segment.

3.	Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common stock and preferred stock with characteristics of common stock outstanding during the period without consideration for common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options and warrants for common stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

The following shares of common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of December 31,
	2019	2018	2017
Series A warrants for common stock	7,802,241	—	—
Series B warrants for common stock	2,574,727	—	—
Stock options to purchase common stock	326,023	262,539	186,710
Warrant for common stock	1,839	1,839	—

Total potential dilutive shares	10,704,830	264,378	186,710

4.	Fair Value Measurements

The Company measures and reports its cash equivalents, restricted cash, warrant liabilities and securities issuance obligation at fair value. The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$146,240	$—	$—	$146,240
Restricted money market funds	300	—	—	300

Total financial assets	$146,540	$—	$—	$146,540

Financial Liabilities
Warrant liabilities	$—	$—	$45,935	$45,935
Securities issuance obligation	—	—	10,485	10,485

Total financial liabilities	$—	$—	$56,420	$56,420

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$105,224	$—	$—	$105,224
Restricted money market funds	300	—	—	300

Total financial assets	$105,524	$—	$—	$105,524

Money market funds and restricted money market funds are measured at fair value on a recurring basis using quoted prices and are classified as a Level 1 input.

The Company’s warrant liabilities and securities issuance obligation contain unobservable inputs that reflected the Company’s own assumptions in which there is little, if any, market activity at the measurement date. Accordingly, the Company’s warrant liabilities and securities issuance obligation are measured at fair value on a recurring basis using unobservable inputs at each reporting period. The warrant liabilities and securities issuance obligation are classified as Level 3 inputs. These liabilities are shown as current liabilities on the balance sheet as they are deemed more probable than not by management to be settled within one year.

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

The fair values of the Series A and Series B warrants are estimated using the Black-Scholes option-pricing model. The expected terms represent the periods that the warrants are expected to be outstanding. The risk-free interest rates are based on the U.S. Constant Maturity treasury curve commensurate with the time to expiry. The expected dividend is zero as the Company has not paid nor does it anticipate paying any dividends on its common stock in the foreseeable future. The expected volatilities are estimated by backsolving to volatility implied in the transaction price. Discount for lack of marketability is dependent on the restriction period and the estimated volatility during the period.

The fair value of the warrant issuance obligation is estimated using the Black-Scholes option-pricing model. The expected term represents the period that the underlying warrant is expected to be outstanding from the time the issuance obligation arose. The risk-free interest rate is based on the U.S. Constant Maturity treasury curve commensurate with the time to expiry. The expected dividend is zero as the Company has not paid nor does it anticipate paying any dividends on its common stock in the foreseeable future. The expected volatility is estimated by backsolving to volatility implied in the transaction price. The fair value of the common stock issuance obligation is estimated based on the fair value of the underlying common stock. Discount for lack of marketability is dependent on the restriction period and the estimated volatility during the period.

The assumptions used in calculating the estimated fair values at the end of the reporting period represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

At November 13, 2019, the Company estimated the fair values of the financial liabilities using the following assumptions:

	Series A Warrant	Series B Warrant	Warrant Issuance Obligation	Common Stock Issuance Obligation
Expected term (in years)	5.2	2.3	5.2	N/A
Expected volatility	43%	88%	43%	N/A
Risk-free interest rate	1.70%	1.64%	1.70%	N/A
Expected dividend yield	—%	—%	—%	N/A
Discount for lack of marketability	30%	30%	32%	32%

At December 31, 2019, the Company remeasured these liabilities to their fair values using the following assumptions:

	Series A Warrant	Series B Warrant	Warrant Issuance Obligation	Common Stock Issuance Obligation
Expected term (in years)	5.1	2.2	5.1	N/A
Expected volatility	43%	88%	43%	N/A
Risk-free interest rate	1.69%	1.59%	1.70%	N/A
Expected dividend yield	—%	—%	—%	N/A
Discount for lack of marketability	25%	25%	25%	25%

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

The following table provides a summary of changes in the estimated fair values of the Company’s Level 3 financial liabilities, which are measured at fair value on a recurring basis using unobservable inputs:

	Series A Warrant Liability	Series B Warrant Liability	Warrant Issuance Obligation	Common Stock Issuance Obligation	Total
	(in thousands)
Balance, December 31, 2018	$—	$—	$—	$—	$—
Issuance of warrants	17,133	7,876	—	—	25,009
Securities issuance obligation			1,543	4,903	6,446
Changes in fair value	15,483	5,443	1,493	2,546	24,965

Balance, December 31, 2019	$32,616	$13,319	$3,036	$7,449	$56,420

The warrant liabilities will increase or decrease each reporting period based on fluctuations of the fair value of the underlying common stock until such time these financial liabilities are no longer considered derivative instruments, or the earlier of settlement and expiration of warrants. The change in the fair value of warrant liabilities for each presented period is recognized as a component of other income (expense), net in the consolidated statements of operations.

The securities issuance obligation will increase or decrease each reporting period based on fluctuations of the fair value of the underlying common stock until such time the securities are issued. The change in fair values of securities issuance obligation is recognized as research and development expense in the consolidated statement of operations.

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2019 and 2018.

5.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	December 31,
	2019	2018
	(in thousands)
Cash	$1,288	$822
Cash equivalents:
Money market accounts	146,240	105,224

Total cash and cash equivalents	$147,528	$106,046

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows.

	December 31, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$147,528	$106,046
Restricted cash included in other assets	300	300

Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$147,828	$106,346

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2019	2018
	(in thousands)
Prepaid insurance	$918	$555
Prepaid research and development project costs	853	762
Other receivables	190	751
Income taxes receivable	7	163
Other	401	475

Total prepaid expenses and other current assets	$2,369	$2,706

Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2019	2018
	(in thousands)
Software	$352	$325
Leasehold improvements	112	112
Computer equipment	89	89
Furniture and fixtures	3	3

Property and equipment, gross	556	529
Less: accumulated depreciation	(443)	(361)

Total property and equipment, net	$113	$168

Depreciation related to the Company’s property and equipment for the years ended December 31, 2019, 2018 and 2017 was $0.1 million, $0.1 million and $0.3 million, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2019	2018
	(in thousands)
Accrued employee related costs	$3,420	$3,223
Accrued research and development costs	2,668	4,485
Accrued professional fees	817	357
Operating lease liability	187	—
Other	78	747

Total accrued liabilities	$7,170	$8,812

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

6.	Leases

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

The components of lease expense and related cash flows for the year ended December 31, 2019 were as follows:

Year Ended December 31, 2019
Operating lease cost	$203
Short-term lease cost	117

320

Operating cash flows used for operating leases	$198

The total rent expense was $0.5 million for the years ended December 31, 2018 and 2017.

As of December 31, 2019, the weighted average remaining lease term and discount rate for the operating lease are 3.2 years and 6.5%, respectively.

As of December 31, 2019, maturities of lease liability due under the lease agreement are as follows:

Years Ending December 31:	Operating Leases
(in thousands)
2020	217
2021	221
2022	177

Total lease payments	615
Less imputed interest	(54)

Total	$561

In addition to base rent, these leases require payment of non-lease and non-component costs. These costs are not included in the table above.

7.	Term Loan

In August 2018, the Company entered into a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB), pursuant to which the Company could obtain a loan of aggregate principal amount of up to $15.0 million (Term Loans), which would become available in three tranches, each of an aggregate principal amount of up to $5.0 million. Contemporaneously with executing the Loan Agreement, the Company drew down the first $5.0 million tranche. In connection with the Loan Agreement, the Company

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

issued a warrant to SVB to purchase 1,839 of the Company’s common stock at a price per share of $74.80. The warrant was immediately exercisable, will expire on August 21, 2028, contains a cashless exercise provision and is classified as equity. With the expiration of the second and third tranches of the Term Loans during 2019, no additional warrants will be issued by the Company under the Loan Agreement.

On December 18, 2019, the Company repaid the $5.0 million term loan and paid the prepayment and final payment fees of $0.1 million and $0.3 million, respectively.

The Company recognized interest expense related to the Loan Agreement of $0.9 million for the year ended December 31, 2019, including the final payment fee, the prepayment fee and the unamortized portion of the debt issuance costs. Interest expense for the year ended December 31, 2018 was $0.2 million.

8.	Commitments and Contingencies

Asset Purchase Agreement

In August 2018, the Company entered into an Asset Purchase Agreement with Gilead whereby the Company acquired worldwide rights to the pharmaceutical product momelotinib, an investigational orally-bioavailable JAK1, JAK2 and ACVT1 inhibitor together with all related intellectual property rights and certain other related assets. Pursuant to the agreement, the Company made a one-time upfront payment of $3.0 million in August 2018. The related expense was included in research and development for the year ended December 31, 2018 in the accompanying consolidated statement of operations. In October 2019, the Company entered into an amendment to the Asset Purchase Agreement in which the Company agreed to issue, subject to certain conditions, shares of common stock and a warrant to purchase common stock to Gilead in consideration for meaningfully reduced royalty rates and elimination of a near term milestone payment in the Asset Purchase Agreement. Pursuant to the amended agreement, milestone payments of up to an aggregate of $190.0 million may become payable to Gilead upon the achievement of certain regulatory and commercial milestone events and the Company is now required to pay Gilead low double-digit to high-teens percent tiered combined royalties based upon net sales. The effectiveness of the amendment and the issuance of the shares of common stock and warrant to Gilead was conditional upon the completion of an offering that closed in November 2019.

In connection with obligations under the amendment, the Company initially recognized a $6.5 million non-cash expense based on the fair value of the securities to be issued, which was included in research and development expense. Upon remeasurement of the securities issuance obligation at December 31, 2019, an additional $4.0 million of non-cash expense was recorded in research and development expense. See Note 4, Fair Value Measurement for further discussions in valuation techniques.

On January 31, 2020, the Company fulfilled the obligation to issue securities by entering into a securities purchase agreement with Gilead, pursuant to which the Company issued to Gilead 725,283 shares of the Company’s common stock and a warrant to purchase 725,283 common stock at a price per share of $13.20. The warrant is immediately exercisable, will expire on January 31, 2025 and contains a cash and/or cashless exercise provision.

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

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

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

In May 2016, the Company entered into an exclusive license agreement (Carna License Agreement) with Carna Biosciences, Inc. (Carna) for worldwide rights to develop and commercialize SRA141, a small molecule kinase inhibitor targeting Cdc7. In exchange for this exclusive right, the Company paid Carna an upfront payment of $0.9 million in June 2016. The Company will be required to pay Carna milestone payments of up to an aggregate of $270.0 million upon achievement of certain developmental, regulatory and commercial milestone events, including a milestone payment of $4.0 million upon dosing of the first patient in the first Phase 1 clinical trial for SRA141. These milestones will be accrued once they are considered probable of occurring. As of December 31, 2019, the Company had not recorded any milestone payments to Carna. In addition, the Company is required to pay Carna tiered single-digit royalties on net sales of product candidates (as defined under the Carna License Agreement).

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

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to effect the conversion of all outstanding preferred stock, options granted and available for grant under the incentive plans, shares reserved for issuance under the employee stock purchase plan and issued warrant.

	December 31,
	2019	2018
Shares reserved for conversion of Series A Preferred Stock	7,803,273	—
Shares reserved under Series A warrant	7,802,241	—
Shares reserved under Series B warrant	2,574,727	—
Outstanding stock options under equity incentive plans	326,023	262,539
Shares reserved for future option grants under equity plans	51,514	48,689
Shares reserved under the 2015 employee stock purchase plan	17,500	17,500
Shares reserved under warrant upon contingent events	—	3,677
Outstanding warrant	1,839	1,839

Total common stock reserved for issuance	18,577,117	334,244

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

On January 21, 2020 the Company’s stockholders approved an increase to the authorized number of shares available for issuance under the 2015 Equity Incentive Plan by 4,312,500 (see Note 12).

On January 31, 2020 the Company fulfilled its securities issuance obligation and issued Gilead 725,283 shares of the Company’s common stock and a warrant to purchase 725,283 common stock (see Note 8).

10.	Preferred Stock

As of December 31, 2019, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001. There were 103,000 shares of Series A Preferred Stock outstanding as of December 31, 2019. There were no shares of preferred stock issued and outstanding as of December 31, 2018.

Series A Convertible Voting Preferred Stock

On November 13, 2019, the Company issued 103,000 shares of Series A Preferred Stock together with Series A warrants and Series B warrants for a combined purchase price of $1,000. The aggregate proceeds received by the Company was $97.7 million, net of underwriting discounts and commissions and offering expenses.

Each share of Series A Preferred Stock is convertible into shares of the Company’s common stock equal to the stated value of the Series A Preferred Stock of $1,000 divided by the voting conversion price of $13.20. Each share of Series A Preferred Stock will convert into shares of common stock (i) at the option of the holder or (ii) automatically upon the fifth day of trading following the announcement of the stockholder approval for a Reverse Stock Split, subject to certain beneficial ownership limitations.

The Series A Preferred Stock will initially vote together with the Company’s common stock on an as-converted basis. Holders of each Series A Preferred Stock will be entitled to one vote for each share of common stock into which their Series A Preferred Stock is then-convertible. Following the date the Series A Preferred Stock automatically converts into shares of the Company’s common stock, except otherwise required by law, the Series A Preferred Stock will have no voting rights.

In the event of any voluntary or involuntary liquidation, dissolution, winding up of the Company or sale event, the assets of the Company available for distribution to its stockholders shall be distributed among the holders of the shares of Series A Preferred Stock and common stock, pro rata based on the number of shares held by each such holder.

On January 29, 2020, all shares of Series A Preferred Stock converted into 7,803,273 shares of the Company’s common stock.

11.	Warrant Liabilities

In connection with the Company’s November 2019 public offering of the Series A Preferred Stock, the Company issued Series A warrants to purchase up to 7,802,241 shares of common stock at an exercise price equal to $13.20, and Series B warrants to purchase up to 2,574,727 shares of common stock at an exercise price equal to $13.20. Both Series A and Series B warrants are exercisable following stockholder approval of an increase in authorized common stock sufficient to allow for the exercise of the warrants, subject to certain beneficial ownership limitations. The Series A warrants will expire five years from the date they first became exercisable or on January 22, 2025 and contain a cash and/or cashless exercise provision. The Series B warrants will expire on the 75th day anniversary following the announcement of top-line data from the Company’s MOMENTUM Phase 3 clinical trial of momelotinib and may only be exercised by paying the exercise price in cash, which would amount to approximately $34.0 million in proceeds to the Company if fully exercised.

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

The fair values of the Series A and Series B warrants were estimated to be $25.0 million at the date of issuance and were classified as warrant liabilities. The Company revalued the warrant liabilities at December 31, 2019 using the Black-Scholes option pricing model, and the fair value of the warrants were estimated to be $45.9 million as at December 31, 2019. The Company recorded a $20.9 million non-cash expense relating to the change in fair value of warrant liabilities in other income (expense), net in the accompanying consolidated statement of operations for the period ended December 31, 2019 (see Note 4).

12.	Stock-Based Compensation

In the accompanying consolidated statement of operations, the Company recognized stock-based compensation expense for its employees and non-employees as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Research and development	$3,873	$4,499	$3,966
General and administrative	1,822	2,297	1,939

Total stock-based compensation	$5,695	$6,796	$5,905

On January 1, 2019, the Company adopted FASB ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the guidance for share-based payments issued for goods and services for employees and nonemployees. The adoption of this new accounting guidance did not have a material impact on the Company’s consolidated financial statements.

Determination of Fair Value

The estimated grant-date fair value of all the Company’s stock-based awards was calculated using the Black-Scholes option pricing model, based on the following assumptions:

Year Ended December 31,
	2019	2018	2017
Expected term (in years)	5.3 – 6.9	5.3 – 7.0	5.3 – 7.0
Expected volatility	89 – 94%	88 – 91%	86 – 96%
Risk-free interest rate	1.6 – 2.6%	2.6 – 3.1%	1.8 – 2.3%
Expected dividend rate	—%	—%	—%

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

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the stock-based awards’ expected term.

Expected Dividend Rate—The expected dividend is zero as the Company has not paid nor anticipate paying any dividends on its common stock in the foreseeable future.

Forfeiture Rate—The Company accounts for forfeitures when they occur.

Equity Incentive Plans

2018 Equity Inducement Plan

In September 2018, the Company’s Compensation Committee approved the 2018 Equity Inducement Plan (2018 Plan). The number of shares available for awards under the 2018 Plan was set to 37,500. The exercise price of each stock-based award issued under the 2018 Plan is required to be no less than the fair value of the Company’s capital stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement.

2015 Plan

The 2015 Equity Incentive Plan (2015 Plan) became effective on July 14, 2015. As of December 31, 2019, 291,191 shares were reserved for issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will increase automatically on January 1 of each calendar year 2016 through 2025 by the number of shares equal to 4% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. The Company’s Board of Directors or Compensation Committee may reduce the amount of the increase in any particular year. The exercise price of each stock-based award issued under the 2015 Plan is required to be no less than the fair value of the Company’s capital stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement.

On January 21, 2020 the Company’s stockholders approved the following amendments to the 2015 Plan: (i) increase to the authorized number of shares available for issuance by 4,312,500 shares and proportionately increase the share limit related to incentive stock options, (ii) provide limits on the total value of compensation that may be granted to any non-employee director in each calendar year, and (iii) eliminate the annual individual grant limit to reflect changes to the tax law in 2017 tax legislation.

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

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

A summary of activity under the 2008 Plan, 2015 Plan and 2018 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Options (in thousands)
Outstanding—December 31, 2018	48,689	262,539	$114.46	7.80	$545
Awards authorized under the 2015 Plan	74,365
Options granted	(94,820)	94,820	66.54
Options exercised	—	(8,056)	55.23
Options forfeited/cancelled	23,280	(23,280)	106.43

Outstanding—December 31, 2019	51,514	326,023	$102.56	7.45	$11

Exercisable—December 31, 2019		199,739	$119.96	6.57	$—

Vested and expected to vest—December 31, 2019		326,023	$102.56	7.45	$11

The weighted-average grant date fair values of options granted during the years ended December 31, 2019, 2018 and 2017 was $50.40, $70.00 and $43.60 per share. The aggregate intrinsic value of options exercised was $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017. The total grant date fair value of options vested for the years ended December 31, 2019, 2018 and 2017 was $6.0 million, $5.9 million and $6.5 million.

As of December 31, 2019, total unrecognized stock-based compensation related to unvested stock options was $6.0 million, which the Company expects to recognize over a remaining weighted-average period of 2.5 years.

2015 Employee Stock Purchase Plan

The Company adopted the 2015 Employee Stock Purchase Plan (ESPP) and initially reserved 17,500 shares of common stock as of its effective date of July 15, 2015. The aggregate number of shares issued over the term of the 2015 Employee Stock Purchase Plan will not exceed 85,000 shares of common stock. The ESPP will not become effective until such time as the Compensation Committee determines in the future, and as of December 31, 2019, the initial offering periods had not commenced. As of December 31, 2019, no shares of common stock have been issued to employees participating in the ESPP and 17,500 shares were available for issuance under the ESPP.

13.	Income Taxes

The geographical breakdown of loss before provision for income taxes is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
United States	$(89,459)	$(54,395)	$(42,425)
International	1,024	758	566

Loss before provision for (benefit from) income taxes, net	$(88,435)	$(53,637)	$(41,859)

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

The components of the provision for (benefit from) income taxes are as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Current tax provision (benefit):
Federal	$—	$—	$—
State	—	—	—
Foreign	85	(180)	183

Total current tax provision (benefit)	85	(180)	183

Deferred tax provision (benefit):
Foreign	(245)	(122)	(27)

Total deferred tax provision (benefit)	$(245)	$(122)	$(27)

Total provision for (benefit from) income taxes	$(160)	$(302)	$156

The reconciliation between income taxes computed at the federal statutory income tax rate and the provision for (benefit from) income taxes is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	34.0%
Effect of:
Effect of ownership change on deferred tax assets	(29.0)	—	(84.8)
Change in valuation allowance	12.4	(22.2)	69.5
Warrant issuance and remeasurement	(5.3)	—	—
Federal tax credit	1.5	2.4	(0.9)
State income tax benefit, net of federal benefit	0.2	0.3	0.1
US tax reform deferred impact on tax rate change	—	—	(17.3)
Other permanent items	(0.6)	(1.0)	(1.0)

Total provision for (benefit from) income taxes	0.2%	0.5%	(0.4)%

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act significantly revised U.S. tax law by, among other provisions, lowering the U.S. federal statutory income tax rate from 35% to 21%. To account for the rate reduction, the Company recorded a decrease of its net deferred tax assets of $7.2 million for the period ended December 31, 2017. This did not have an impact on the Company’s financial statements since its U.S. deferred tax assets are fully offset by a valuation allowance.

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

The components of the deferred tax assets are as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
59 (e) expenditures and amortization	$5,902	$1,435
Stock based compensation	4,663	3,642
Net operating loss carryforwards	2,649	18,347
License fee	2,538	2,008
Research and development credits	486	1,137
Other	967	972

Gross deferred tax assets	17,205	27,541
Valuation allowance	(16,441)	(27,317)

Total deferred tax assets	764	224

Deferred tax liabilities:
Lease Asset	244	—
Other	90	39

Total deferred tax liabilities	334	39

Total net deferred tax assets	$430	$185

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance and the recorded cumulative net losses in prior fiscal periods, the Company recorded a full valuation allowance of $16.4 million and $27.3 million against the net U.S. deferred tax assets as of December 31, 2019 and 2018. The net valuation allowance decreased by $10.9 million for the year ended December 31, 2019. The net valuation allowance increased by $11.9 million for the year ended December 31, 2018.

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

Utilization of the Company’s net operating loss and U.S. research and development credit carryforwards to offset taxable income are subject to an annual limitation, pursuant to Internal Revenue Code (IRC) Sections 382 and 383. As a result of the stock offering that occurred in November 2019 an ownership change under Section 382 is deemed to have occurred. As such, certain of the Company’s tax attributes existing as of the date of the ownership change are not be available for future use. The loss of these attributes does not have any impact on the financial statements since the net U.S. deferred tax assets are offset by a full valuation allowance.

As of December 31, 2019, the Company has gross U.S. federal tax net operating loss carryforwards of $1.2 million, that are eligible for indefinite carryforward, and gross state operating loss carryforwards of $50.7 million expiring in years ranging from 2022 to 2039. The Company also has U.S. net tax credit carryforwards of $0.1 million which expire in 2039 and net tax credit carryforwards in a foreign jurisdiction of $0.4 million which begin to expire in 2038.

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

Uncertain Tax Positions

The activity related to the gross amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Beginning balance	$264	$43	$311
Increases based on tax positions related to prior years	—	109	—
Decreases based on tax positions related to prior years	(103)	—	(79)
Decreases due to ownership change	—	—	(232)
Increases based on tax positions in current year	153	112	43
Settlement	—	—	—
Lapse of statute of limitations	—	—	—

Ending balance	$314	$264	$43

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

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated statement of operations. Accrued interest and penalties, if applicable, are included in accrued liabilities in the consolidated balance sheet. For the years ended December 31, 2019 and 2018, the Company did not recognize any accrued interest and penalties.

The Company is subject to taxation in the United States, various states, Canada and Australia. Tax years 2016 through 2018 remain open to examination by the United States, various state jurisdictions and Canada. The tax year ended December 31, 2018 remains open to examination in Australia. Other than routine reviews by tax authorities for tax credits claimed, the Company is not under examination in any tax jurisdiction for any year.

14.	Selected Quarterly Financial Data (Unaudited)

The following tables present certain selected unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2019. This consolidated quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented. The selected consolidated quarterly financial results from operations for the years ended December 31, 2019 and 2018 are set forth therein. Net loss per share for all periods presented has been retroactively adjusted to reflect the 1-for-40 reverse stock split effected on January 22, 2020 as described in Note 1.

	Fiscal 2019 Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019 (2)
	(in thousands, except per share amounts)
Operating expenses	$13,502	$15,207	$13,264	$25,019
Net loss(1)	$(13,032)	$(14,878)	$(12,903)	$(47,462)
Basic and diluted net loss per share	$(7.00)	$(7.97)	$(6.91)	$(7.88)

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

	Fiscal 2018 Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands, except per share amounts)
Operating expenses	$11,754	$12,963	$16,051	$14,649
Net loss(1)	$(11,525)	$(11,960)	$(15,567)	$(14,283)
Basic and diluted net loss per share	$(7.72)	$(6.44)	$(8.38)	$(7.68)

(1)	Net loss from continuing operations and net loss attributable to holders of common stock and preferred stock with characteristics of common stock are the same as net loss for all periods presented.
(2)

Net loss for the quarter ended December 31, 2019 included a $20.9 million non-cash charge relating to changes in fair value of warrant liabilities (see Note 11) and a $10.5 million non-cash charge relating to the Company’s obligation to issue securities pursuant to an amendment to the Asset Purchase Agreement with Gilead (see Note 8).

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

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

As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3. Exhibits

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1+†	Asset Purchase Agreement dated August 20, 2018 by and between the Registrant and YM Biosciences Australia Pty Ltd. and Gilead Sciences, Inc.	10-Q	001-37490	2.1	November 8, 2018

2.2++	Amendment to Asset Purchase Agreement dated October 28, 2019, by and between the Registrant and YM Biosciences Australia Pty Ltd. and Gilead Sciences, Inc.					X

3.1	Restated Certificate of Incorporation.	S-1	333-204921	3.2	June 12, 2015

3.2	Certificate of Amendment to the Restated Certificate of Incorporation.	8-K	001-37490	3.1	January 22, 2020

3.3	Restated Bylaws.	S-1	333-204921	3.4	June 12, 2015

3.4	Certificate of Designation of Preferences, Rights and Limitations, with respect to the Series A Convertible Voting Preferred Stock.	8-K	001-37490	3.1	November 13, 2019

4.1	Form of Common Stock Certificate.	S-1	333-204921	4.1	July 6, 2015

4.2	Third Amended and Restated Investor Rights Agreement, dated April 17, 2014, by and among the Registrant and certain of its stockholders, as amended.	S-1	333-204921	4.2	June 12, 2015

4.3	Warrant dated August 21, 2018 issued to Silicon Valley Bank	10-Q	001-37490	4.1	November 8, 2018

4.4	Form of Series A Preferred Stock Certificate	8-K	001-37490	4.1	November 13, 2019

4.5	Description of Securities					X

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.6	Form of Series A Convertible Voting Preferred Stock Certificate	8-K	001-37490	3.1	November 13, 2019

4.7	Form of Series A Warrant	8-K	001-37490	4.1	November 7, 2019

4.8	Form of Series B Warrant	8-K	001-37490	4.2	November 7, 2019

4.9	Securities Purchase Agreement by and between the Company and Gilead Sciences, Inc.	8-K	001-37490	10.1	February 6, 2020

4.10	Form of Warrant to Gilead Sciences, Inc.	8-K	001-37490	10.2	February 6, 2020

10.1*	Form of Indemnification Agreement.	S-1	333-204921	10.1	June 12, 2015

10.2*	2008 Stock Plan, as amended, and forms of award agreements thereunder.	S-1	333-204921	10.2	June 12, 2015

10.3*	2015 Equity Incentive Plan, as amended, and forms of award agreements thereunder.					X

10.4*	2015 Employee Stock Purchase Plan.	S-1	333-204921	10.4	July 6, 2015

10.5*	2018 Equity Inducement Plan and forms of award agreements thereunder.	10-Q	001-37490	10.2	November 8, 2018

10.6*	Form of Executive Officer Employment Agreement.	S-1	333-204921	10.5	July 6, 2015

10.7	Form of Amendment to Executive Officer Employment Agreement (other than Chief Executive Officer)	10-Q	001-37490	10.1	May 9, 2017

10.8*	Form of Employment Agreement between the Registrant and Nick Glover.	S-1	333-204921	10.7	July 6, 2015

10.9+	License Agreement dated May 26, 2016 between the Registrant and Carna Biosciences, Inc.	10-Q	001-37490	10.1	August 12, 2016

10.10+	License Agreement dated September 27, 2016 by and between the Registrant and CRT Pioneer fund LP.	10-Q	001-37490	10.1	November 10, 2016

10.11	Office Lease, dated June 12, 2017, by and between Sierra Oncology Canada ULC and The Cadillac Fairview Corporation Limited, as the duly authorized agent of Ontrea Inc. and Van885 West Georgia GP Ltd., the general partner of Van885 West Georgia LP.	10-Q	001-37490	10.1	August 10, 2017

Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of independent registered public accounting firm.					X

24.1	Power of Attorney. Reference is made to the signature page hereto.					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Schema Linkbase Document.					X

101.CAL	XBRL Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.EXT	XBRL Extension label Linkbase Document.					X

101.PRE	XBRL Presentation Linkbase Document.					X

*	Executive compensation plan or agreement.
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

++	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.

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

Date: March 3, 2020

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

Signature	Title	Date

/s/ Nick Glover Nick Glover	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2020

/s/ Sukhi Jagpal Sukhi Jagpal	Chief Financial Officer (Principal Accounting and Financial Officer)	March 3, 2020

/s/ Robert Pelzer Robert Pelzer	Chairman of the Board	March 3, 2020

/s/ Gaurav Aggarwal Gaurav Aggarwal	Director	March 3, 2020

/s/ Andrew Allen Andrew Allen	Director	March 3, 2020

/s/ Mona Ashiya Mona Ashiya	Director	March 3, 2020

/s/ Jeffrey H. Cooper Jeffrey H. Cooper	Director	March 3, 2020

/s/ Josh Richardson Josh Richardson	Director	March 3, 2020

/s/ Andrew Sinclair Andrew Sinclair	Director	March 3, 2020