Form 10-Q
period 2020-03-31
Sierra Oncology, Inc.
filed 2020-05-07
CIK 1290149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

As of May 5, 2020, there were 10,395,732 shares of the Registrant’s Common Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and section 27A of the Securities Act of 1933, as amended (Securities Act). All statements contained in this Quarterly Report other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. These forward-looking statements may include, but are not limited to, statements regarding our current and future nonclinical and clinical development activities, anticipated impacts of the COVID-19 pandemic, efficacy and safety profile of our product candidates, expected timing and results of clinical trials, expected timing of the execution of, and expected results from, non-dilutive strategic options, collaborations with third parties, the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, future results of operations and financial position, business strategy and plans, market size, potential growth opportunities and our objectives for future operations. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.

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

SIERRA ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$133,534	$147,528
Prepaid expenses and other current assets	1,936	2,369

Total current assets	135,470	149,897
Property and equipment, net	112	113
Operating lease right-of-use asset	547	589
Other assets	662	729

TOTAL ASSETS	$136,791	$151,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued and other liabilities	$5,640	$7,170
Accounts payable	1,357	1,019
Warrant liabilities	—	45,935
Securities issuance obligation	—	10,485

Total current liabilities	6,997	64,609
Operating lease liability	298	374

TOTAL LIABILITIES	7,295	64,983

Commitments and Contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2020 and December 31, 2019; nil shares issued and outstanding as of March 31, 2020 and 103,000 shares Series A convertible voting preferred stock issued and outstanding as of December 31, 2019	—	1
Common stock, $0.001 par value; 500,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 10,395,732 and 1,867,176 shares issued and outstanding as of March 31, 2020 and December 31, 2019	10	74
Additional paid-in capital	927,085	851,957
Accumulated deficit	(797,599)	(765,687)

TOTAL STOCKHOLDERS’ EQUITY	129,496	86,345

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$136,791	$151,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$11,591	$10,137
General and administrative	4,544	3,365

Total operating expenses	16,135	13,502

Loss from operations	(16,135)	(13,502)
Other income (expense), net:
Changes in fair value of warrant liabilities	(16,240)	—
Other income, net	541	325

Total other income (expense), net	(15,699)	325

Loss before provision for (benefit from) income taxes, net	(31,834)	(13,177)
Provision for (benefit from) income taxes, net	78	(145)

Net loss and comprehensive loss	$(31,912)	$(13,032)

Net loss per common share, basic and diluted	$(3.14)	$(7.00)

Weighted-average shares used in computing net loss per common share, basic and diluted	10,156,628	1,862,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Series A Convertible Voting Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2019	103,000	$1	1,867,176	$74	$851,957	$(765,687)	$86,345
Conversion of Series A convertible voting preferred stock to common stock	(103,000)	(1)	7,803,273	8	(7)	—	—
Reclassification of warrant liabilities to equity	—	—	—	—	62,175	—	62,175
Issuance of common stock in connection with an amendment to the asset purchase agreement	—	—	725,283	1	8,781	—	8,782
Issuance of warrant in connection with an amendment to the asset purchase agreement	—	—	—	—	3,188	—	3,188
Stock-based compensation	—	—	—	—	918	—	918
Reverse stock split adjustment	—	—	—	(73)	73	—	—
Net loss	—	—	—	—	—	(31,912)	(31,912)

Balance—March 31, 2020	—	$—	10,395,732	$10	$927,085	$(797,599)	$129,496

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2018	1,859,120	$74	$771,817	$(677,412)	$94,479
Issuance of common stock for exercise of stock options	8,056	—	445	—	445
Stock-based compensation	—	—	1,699	—	1,699
Net loss	—	—	—	(13,032)	(13,032)

Balance—March 31, 2019	1,867,176	$74	$773,961	$(690,444)	$83,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,912)	$(13,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of warrant liabilities	16,240	—
Securities issuance obligation	1,485	—
Stock-based compensation	918	1,699
Depreciation and amortization	55	62
Other	2	(26)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	429	(1,003)
Accrued, other and operating lease liabilities	(1,522)	(2,599)
Accounts payable	357	(667)

Net cash used in operating activities	(13,948)	(15,566)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(14)

Net cash used in investing activities	—	(14)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	—	445

Net cash provided by financing activities	—	445

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(46)	(3)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(13,994)	(15,138)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	147,828	106,346

CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$133,834	$91,208

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for (refund of) income taxes, net	$14	$(29)

Cash paid for interest	$—	$81

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Issuance of common stock and common stock warrant in connection with an amendment to the asset purchase agreement	$11,970	$—

Reclassification of warrant liabilities to equity	$62,175	$—

Right-of-use asset obtained in exchange for operating lease obligation	$—	$771

Unpaid property and equipment in accrued and other liabilities	$12	$—

Unpaid deferred financing costs in accrued and other liabilities	$45	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	The Company and Basis of Presentation

Organization and Description of Business

Sierra Oncology, Inc. (together with its subsidiaries, collectively referred to as the “Company”), a Delaware corporation, is a late stage drug development company focused on advancing its product candidate, momelotinib, a potent, selective and orally-bioavailable JAK1 (Janus kinase 1), JAK2 (Janus kinase 2) and ACVR1 (Activin A receptor type 1) inhibitor with a potentially differentiated therapeutic profile for the treatment of myelofibrosis. Momelotinib has been investigated in two completed Phase 3 clinical trials for the treatment of myelofibrosis and has demonstrated a potentially differentiated therapeutic profile encompassing anemia-related clinical benefits, as well as achieving constitutional symptom control benefits and substantive splenic volume reductions. The Company’s portfolio also includes two DNA Damage Response (DDR) assets, consisting of SRA737 and SRA141. SRA737 is a potent, highly selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1). SRA141 is a potent, selective and orally bioavailable small molecule inhibitor of Cell division cycle 7 kinase (Cdc7). The Company has decided to suspend the continued development of its product candidates SRA737 and SRA141 to focus its resources on the development of momelotinib. The Company is exploring non-dilutive strategic options to support any future continued development of its portfolio of DDR assets.

The Company’s primary activities since inception have been conducting research and development activities, conducting preclinical and clinical testing, recruiting personnel, performing business and financial planning, identifying and evaluating additional drug candidates for potential in-licensing or acquisition, and raising capital to support development activities.

The Company has not generated any product revenue related to its primary business purpose to date, nor has it generated any income, and is subject to a number of risks and uncertainties, which include dependence on key individuals, the need to identify and successfully develop commercially viable products, the need to obtain regulatory approval for its products and commercialize them, and the need to obtain adequate additional financing to fund the development of momelotinib.

As of March 31, 2020, the Company had $133.5 million of cash and cash equivalents. The Company believes that its balance of cash and cash equivalents as of the date of the issuance of these condensed consolidated financial statements is sufficient to fund its current operational plan for at least the next twelve months though it may pursue raising additional capital through equity financings or other arrangements.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and notes required for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 3, 2020. There were no significant changes to the accounting policies during the three months ended March 31, 2020 from the significant accounting policies described in Note 2 to the consolidated financial statements in the 2019 Form 10-K. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

These unaudited condensed consolidated financial statements and related disclosure have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The condensed consolidated results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited consolidated financial statements as of that date.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expense during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to the fair value of stock options and the warrant issued, fair value of the securities issuance obligation, accruals such as research and development costs, and recoverability of the Company’s net deferred tax assets and related valuation allowance. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

3.	Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common stock outstanding during the period without consideration for common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options and the warrant for common stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following shares of common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	March 31, 2020	March 31, 2019
	(in thousands)
Series A warrants for common stock	7,802,241	—
Series B warrants for common stock	2,574,727	—
Options to purchase common stock	1,738,827	329,880
Warrants for common stock	727,122	1,839

Total potential dilutive shares	12,842,917	331,719

4.	Fair Value Measurements

The Company measures and reports its cash equivalents, restricted cash, warrant liabilities and securities issuance obligation at fair value. The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$132,963	$—	$—	$132,963
Restricted money market funds	300	—	—	300

Total financial assets	$133,263	$—	$—	$133,263

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$146,240	$—	$—	$146,240
Restricted money market funds	300	—	—	300

Total financial assets	$146,540	$—	$—	$146,540

Financial Liabilities
Warrant liabilities	$—	$—	$45,935	$45,935
Securities issuance obligation	—	—	10,485	10,485

Total financial liabilities	$—	$—	$56,420	$56,420

Money market funds and restricted money market funds are measured at fair value on a recurring basis using quoted prices and are classified as a Level 1 input.

The Company’s warrant liabilities and securities issuance obligation contained unobservable inputs that reflected the Company’s own assumptions in which there was little, if any, market activity at the measurement date. Accordingly, the Company’s warrant liabilities were measured at fair value on a recurring basis using unobservable inputs until such time the warrants were no longer considered derivative instruments. The change in the fair value of warrant liabilities is recognized as a component of other income (expense), net in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2020. The securities issuance obligation was measured at fair value on a recurring basis using unobservable inputs until the common stock and the common stock warrant were issued. The change in fair values of the securities issuance obligation is recognized as research and development expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2020. The warrant liabilities and the securities issuance obligation were classified as Level 3 inputs.

The assumptions used in calculating the estimated fair values represented the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

At January 22, 2020, Warrant A and Warrant B were no longer considered to be derivative instruments. The Company remeasured the fair value of the warrant liabilities at the time of reclassification to equity using the following assumptions:

	Series A Warrant	Series B Warrant
Expected term (in years)	5.0	2.1
Expected volatility	43%	88%
Risk-free interest rate	1.57%	1.53%
Expected dividend yield	—%	—%

At January 31, 2020, the securities issuance obligation was settled by the issuance of common stock and a common stock warrant. The Company remeasured the fair value of its common stock issuance obligation based on the value of the common stock at the time of issuance. The warrant issuance obligation was remeasured using the following assumptions:

Warrant Issuance Obligation
Expected term (in years)	5.0
Expected volatility	43%
Risk-free interest rate	1.57%
Expected dividend yield	—%

The following table provides a summary of changes in the estimated fair values of the Company’s Level 3 financial liabilities:

	Series A Warrant Liability	Series B Warrant Liability	Warrant Issuance Obligation	Common Stock Issuance Obligation	Total
	(in thousands)
Balance, December 31, 2019	$32,616	$13,319	$3,036	$7,449	$56,420
Changes in fair value	11,597	4,643	152	1,333	17,725
Settlement of financial liabilities by securities issuance	—	—	(3,188)	(8,782)	(11,970)
Reclassification to equity	(44,213)	(17,962)	—	—	(62,175)

Balance, March 31, 2020	$—	$—	$—	$—	$—

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2020.

5.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Cash	$571	$1,288
Cash equivalents:
Money market accounts	132,963	146,240

Total cash and cash equivalents	$133,534	$147,528

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows.

	March 31, 2020	March 31, 2019
	(in thousands)
Cash and cash equivalents	$133,534	$90,908
Restricted cash included in other assets	300	300

Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$133,834	$91,208

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Prepaid insurance	$582	$918
Prepaid research and development project costs	581	853
Other receivables	156	190
Other	617	408

Total prepaid expenses and other current assets	$1,936	$2,369

Property and Equipment, net

Property and equipment, net consists of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Software	$364	$352
Leasehold improvements	112	112
Computer equipment	89	89
Furniture and fixtures	3	3

Property and equipment, gross	568	556
Less: accumulated depreciation	(456)	(443)

Total property and equipment, net	$112	$113

Depreciation related to the Company’s property and equipment was $13,000 for the three ended March 31, 2020 and $21,000 for the three months ended March 31, 2019.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Accrued research and development costs	$2,777	$2,668
Accrued employee related costs	1,411	3,420
Accrued professional fees	1,162	817
Operating lease liability	175	187
Other	115	78

Total accrued and other liabilities	$5,640	$7,170

6.	Leases

In June 2017, the Company entered into an operating lease agreement to lease the office space in Vancouver, Canada commencing March 1, 2018. The lease expires on February 28, 2023 and can be extended for an additional term of 5 years.

The components of lease expense and related cash flows for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(in thousands)
Operating lease cost	$51	$51
Short-term lease cost	22	29

	73	80

Operating cash flows used for operating leases	$52	$40

As of March 31, 2020, the weighted average remaining lease term and discount rate for the operating lease are 2.9 years and 6.5%, respectively.

As of March 31, 2020, maturities of lease liability due under the lease agreement are as follows:

Years Ending December 31:	Operating Leases
(in thousands)
Remainder of 2020	$150
2021	203
2022	162

Total lease payments	515
Less imputed interest	(42)

Total	$473

In addition to base rent, these leases require payment of non-lease and non-component costs. These costs are not included in the table above.

7.	Term Loan

In August 2018, the Company entered into a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB). Contemporaneously with executing the Loan Agreement, the Company drew down $5.0 million. On December 18, 2019, the Company repaid the $5.0 million term loan and paid the associated prepayment and final payment fees. In connection with the Loan Agreement, the Company issued a warrant to SVB to purchase 1,839 of the Company’s common stock at a price per share of $74.80. The warrant was immediately exercisable, will expire on August 21, 2028, contains a cashless exercise provision and is classified as equity.

During the three months ended March 31, 2019, the Company recognized interest expense of $0.1 million. No interest expense was recognized for the three months ended March 31, 2020.

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

In connection with obligations under the amendment, the Company recognized a $10.5 million non-cash research and development expense for the year ended December 31, 2019 based on the fair value of the securities to be issued. On January 31, 2020, the Company fulfilled the obligation to issue securities by entering into a securities purchase agreement with Gilead, pursuant to which the Company issued to Gilead 725,283 shares of the Company’s common stock and a warrant to purchase 725,283 shares of common stock at a price per share of $13.20. The warrant is immediately exercisable, will expire on January 31, 2025 and contains a cash and/or cashless exercise provision. Upon remeasurement of the securities issuance obligation immediately prior to the issuance, an additional $1.5 million of non-cash research and development expense, representing changes in fair value of the securities since December 31, 2019, was recognized in the condensed consolidated income statement during the three months ended March 31, 2020. See Note 4, Fair Value Measurement for further discussions in valuation techniques.

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

In May 2016, the Company entered into an exclusive license agreement (Carna License Agreement) with Carna Biosciences, Inc. (Carna) for worldwide rights to develop and commercialize SRA141, a small molecule kinase inhibitor targeting Cdc7. In exchange for this exclusive right, the Company paid Carna an upfront payment of $0.9 million in June 2016. The Company will be required to pay Carna milestone payments of up to an aggregate of $270.0 million upon achievement of certain developmental, regulatory and commercial milestone events, including a milestone payment of $4.0 million upon dosing of the first patient in the first Phase 1 clinical trial for SRA141. These milestones will be accrued once they are considered probable of occurring. As of March 31, 2020, the Company had not recorded any milestone payments to Carna. In addition, the Company is required to pay Carna tiered single-digit royalties on net sales of product candidates (as defined under the Carna License Agreement).

The Company is exploring non-dilutive strategic options to support any future continued development pertaining to the license agreements with CPF and Carna.

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

	March 31, 2020	December 31, 2019
Shares reserved under Series A warrant	7,802,241	7,802,241
Shares reserved under Series B warrant	2,574,727	2,574,727
Shares reserved for future option grants under equity plans	3,025,897	51,514
Outstanding stock options under equity incentive plans	1,738,827	326,023
Outstanding warrant	727,122	1,839
Shares reserved under the 2015 employee stock purchase plan	17,500	17,500
Shares reserved for conversion of Series A Preferred Stock	—	7,803,273

Total common stock reserved for issuance	15,886,314	18,577,117

10.	Preferred Stock

As of March 31, 2020 and December 31, 2019, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001. There were no preferred stock outstanding as of March 31, 2020 and 103,000 shares of Series A convertible voting preferred stock (Series A Preferred Stock) outstanding as of December 31, 2019.

Series A Convertible Voting Preferred Stock

On November 13, 2019, the Company completed an underwritten public offering whereby it issued 103,000 shares of Series A Preferred Stock together with Series A warrants and Series B warrants for a combined purchase price of $1,000. The aggregate proceeds received by the Company was $97.7 million, net of underwriting discounts and commissions and offering expenses. Each share of Series A Preferred Stock was convertible into shares of the Company’s common stock equal to the stated value of the Series A Preferred Stock of $1,000 divided by the voting conversion price of $13.20. On January 29, 2020, all shares of Series A Preferred Stock converted into 7,803,273 shares of the Company’s common stock.

11.	Warrant Liabilities

In connection with the Company’s November 2019 public offering of the Series A Preferred Stock, the Company issued Series A warrants to purchase up to 7,802,241 shares of common stock at an exercise price equal to $13.20, and Series B warrants to purchase up to 2,574,727 shares of common stock at an exercise price equal to $13.20. Both Series A and Series B warrants became exercisable on January 22, 2020 following stockholder approval of the Reverse Stock Split which resulted in a sufficient number of authorized common stock to allow for the exercise of the warrants, subject to certain beneficial ownership limitations. The Series A warrants will expire five years from the date they first became exercisable or on January 22, 2025 and contain a cash and/or cashless exercise provision. The Series B warrants will expire on the 75th day anniversary following the announcement of top-line data from the Company’s MOMENTUM Phase 3 clinical trial of momelotinib and may only be exercised by paying the exercise price in cash, which would amount to approximately $34.0 million in proceeds to the Company if fully exercised.

The fair values of the Series A and Series B warrants were classified as warrant liabilities until they ceased to be derivative instruments following stockholder approval of an increase in authorized common stock sufficient to allow for the exercise of the warrants, at which time they were reclassified to equity. The Company revalued the warrant liabilities until they ceased to be derivative instruments using the Black-Scholes option pricing model. The Company recorded a $16.2 million non-cash expense relating to the change in fair value of warrant liabilities in other income (expense), net in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2020 (see Note 4).

12.	Stock-Based Compensation

In the accompanying condensed consolidated statements of operations, the Company recognized stock-based compensation expense for its employees and non-employees as follows:

	Three Months Ended March 31,
	2020	2019
Research and development	$546	$1,184
General and administrative	372	515

Total stock-based compensation	$918	$1,699

Determination of Fair Value

The estimated grant-date fair values of all of the Company’s stock-based awards were calculated using the Black-Scholes option pricing model, based on assumptions as follows:

Three Months Ended March 31,
	2020	2019
Expected term (in years)	5.7 – 6.7	5.3 – 6.9
Expected volatility	88 – 90%	91 – 94%
Risk-free interest rate	0.6 – 1.2%	2.5 – 2.6%
Expected dividend rate	— %	— %

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

As of March 31, 2020, 4,678,379 shares were reserved for issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will increase automatically on January 1 of each calendar year 2016 through 2025 by the number of shares equal to 4% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. The Company’s Board of Directors or Compensation Committee may reduce the amount of the increase in any particular year. The exercise price of each stock-based award issued under the 2015 Plan is required to be no less than the fair value of the Company’s capital stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement.

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

A summary of activity under the 2008 Plan, 2015 Plan and 2018 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Options (in thousands)
Outstanding - December 31, 2019	51,514	326,023	$102.56	7.45	$11
Awards authorized	4,387,187
Options granted	(1,435,857)	1,435,857	13.31
Options forfeited/cancelled	23,053	(23,053)	52.35

Outstanding - March 31, 2020	3,025,897	1,738,827	$29.52	9.37	$—

Exercisable - March 31, 2020		220,647	$114.63	6.23	$—

Vested and expected to vest - March 31, 2020		1,738,827	$29.52	9.37	$—

The weighted-average grant date fair values of options granted during the three months ended March 31, 2020 was $9.81 per share, and $58.80 per share during the three months ended March 31, 2019. The aggregate intrinsic values of options exercised were $0.1 million for the three months ended March 31, 2019. No options were exercised for the three months ended March 31, 2020. The total grant date fair value of options vested for the three months ended March 31, 2020 was $1.6 million and $2.7 million during the three months ended March 31, 2019.

As of March 31, 2020, total unrecognized stock-based compensation related to unvested stock options was $18.9 million. These costs are expected to be recognized over a remaining weighted-average period of 3.4 years as of March 31, 2020.

13.	Income Taxes

The Company did not record a provision for U.S. federal income taxes for the three months ended March 31, 2020 because it expects to generate a loss for the year ended December 31, 2020. The income tax expense for the three months ended March 31, 2020 represented foreign taxes, and the income tax benefit for the three months ended March 31, 2019 related to foreign research and development tax credits. The Company’s net U.S. deferred tax assets continue to be offset by a full valuation allowance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10-K. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as our plans, impact of the COVID-19 pandemic, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this report.

Overview

We are a late stage drug development company focused on advancing our product candidate, momelotinib, a potent, selective and orally-bioavailable JAK1 (Janus kinase 1), JAK2 (Janus kinase 2) and ACVR1 (Activin A receptor type 1) inhibitor with a potentially differentiated therapeutic profile for the treatment of myelofibrosis. We have a highly experienced management team with a proven track record of success in hematology and oncology drug development. We are oriented towards achieving the successful registration and commercialization of momelotinib. During the third quarter of 2018, we acquired momelotinib from Gilead Sciences, Inc. (Gilead). Momelotinib has been investigated in two completed Phase 3 trials for the treatment of myelofibrosis. Data from these trials indicate a potentially differentiated therapeutic profile encompassing anemia-related clinical benefits, as well as achieving constitutional symptom control benefits and substantive splenic volume reductions (see additional discussion below under Momelotinib – A Potent and Selective JAK1, JAK2 and ACVR1 Inhibitor).

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

During the first quarter of 2020, we continued to operationalize the MOMENTUM trial, on a global basis. Due to the recent global outbreak of COVID-19, our clinical trials have been and may continue to be affected, and we are likely to experience delays in anticipated timelines and milestones, which will be difficult to predict until we have more visibility on the duration and impact of the COVID-19 pandemic and the potential institution of additional public health orders. We have experienced and may continue to experience some delays in planned site initiations, activations and overall enrollment. We believe that our current resources will be sufficient to execute on our development strategy for momelotinib into the second half of 2022, subject to the potential impact of COVID-19.

Our portfolio also includes two DNA Damage Response (DDR) assets, consisting of SRA737 and SRA141. SRA737 is a potent, highly selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1). SRA141 is a potent, selective, orally bioavailable small molecule inhibitor of Cell division cycle 7 kinase (Cdc7). We have decided to suspend the continued development of our product candidates SRA737 and SRA141 to focus our resources on the development of momelotinib. We are exploring non-dilutive strategic options to support any future continued development of our portfolio of DDR assets.

We wholly own momelotinib, subject to future milestone payments and royalties, and retain the global commercialization rights to SRA737 and SRA141.

Since inception, we have devoted substantially all of our resources to research and development activities, including the clinical development of momelotinib, and SRA737, SRA141, and PNT2258 our former lead product candidate, and to provide general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. Our net losses were $31.9 million and $13.0 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $797.6 million, of which approximately $428.0 million pertained to the revaluation and conversion of redeemable convertible preferred stock upon our initial public offering in July 2015, $37.2 million related to changes in fair value of our warrant liabilities, and $12.0 million pertained to our obligation to issues securities to Gilead.

The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our clinical studies, employee or industry events, and effect on our suppliers and manufacturers, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our CROs, suppliers or third-party business partners conduct business and as a result, we have begun to experience more pronounced disruptions in our operations. We may experience constrained supply of momelotinib or, with respect to our clinical trials, delays in enrollment, site initiation, participant dosing, distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, prioritization of hospital resources toward pandemic effort, delays in review by the FDA and comparable foreign regulatory agencies, and disruptions in our supply chain for momelotinib. Any such delays to our planned MOMENTUM timeline could also impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital earlier than we had previously planned. We may be unable to raise additional capital if and when needed, which may result in further delays or suspension of our development plans. As of the filing date of this Quarterly Report on Form 10-Q, the extent to which COVID-19 may impact our financial condition, results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See the section entitled “Risk Factors” included elsewhere in this report for further discussion of the possible impact of the COVID-19 pandemic on our business.

We have funded our operations to date primarily from the issuance and sale of our common stock and convertible voting preferred stock through public offerings, and our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through exercises of our preferred stock warrants in private financings. As of March 31, 2020, we had cash and cash equivalents of $133.5 million.

Components of Statements of Operations

Operating Expenses

Research and Development

Research and development expenses consist primarily of the following:

•	fees, milestone payments or other expenses incurred in connection with asset purchase and license agreements and their related amendments;

•	personnel-related costs, which include salaries, benefits, stock-based compensation, recruitment fees and travel costs;

•	costs associated with research and preclinical studies, clinical trials, regulatory activities and manufacturing activities to support clinical activities;

•	fees paid to external service providers that conduct certain research and development, clinical and manufacturing activities on our behalf; and

•	facility-related costs, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expenses and other supplies.

The largest recurring component of our total operating expenses has historically been our investment in research and development activities, including the development of momelotinib. We expect our research and development expenses will increase over the next few years as we advance momelotinib, achieve regulatory milestones that trigger payments due under our Asset Purchase Agreement with Gilead, pursue regulatory approval of momelotinib in the United States and other jurisdictions, expand our portfolio of product candidates and prepare for potential commercialization, which will require a significant investment in areas related to contract manufacturing and inventory buildup.

The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for momelotinib. The probability of success of our product candidate may be affected by numerous factors, including clinical data, regulatory developments, competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization of momelotinib.

General and Administrative

General and administrative expenses consist of personnel-related costs, facility-related costs, business insurance, allocated expenses and professional fees for services, including legal, patent prosecution and maintenance, human resources, audit and accounting services. Personnel-related costs consist of salaries, benefits, stock-based compensation, recruitment fees, severance costs and travel costs.

We expect to incur additional expenses associated with supporting our growing research and development activities, preparing for potential commercialization, continuing to operate as a public company and other administration and professional services.

Other Income (Expense), net

Changes in Fair Value of Warrant Liabilities

Our common stock warrants issued in connection with our November 2019 financing were classified as liabilities on our consolidated balance sheets and, as such, were re-measured to fair value until January 2020, when they were no longer considered derivative instruments. Changes in fair value, which were directly attributable to changes in the fair value of the underlying stock and discount for lack of marketability, were recorded as an expense in the condensed consolidated statement of operations.

Other Income, net

Other income, net primarily consists of interest earned on our cash and cash equivalents and foreign currency exchange gains and losses related to transactions and monetary asset and liability balances denominated in currencies other than the U.S. dollar. For the three months ended March 31, 2019, it also included interest expense, non-cash amortization of debt issuance costs and the accrual of the final payment fee associated with a term loan. Foreign currency exchange gains and losses may fluctuate in the future due to changes in foreign currency exchange rates.

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

We did not record a provision for U.S. federal income taxes for the three months ended March 31, 2020 because we expect to generate a loss for the year ended December 31, 2020. Our income tax provision relates to income taxes in Canada and Australia and our tax benefit relates to research and development tax credits in Canada. Our net U.S. deferred tax assets continue to be offset by a full valuation allowance.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

	Three Months Ended March 31,		Change
	2020	2019	$
	(in thousands)
Operating expenses:
Research and development	$11,591	$10,137	$1,454
General and administrative	4,544	3,365	1,179

Total operating expenses	16,135	13,502	2,633

Loss from operations	(16,135)	(13,502)	(2,633)
Other income (expense), net:
Changes in fair value of warrant liabilities	(16,240)	—	(16,240)
Other income, net	541	325	216

Total other income (expense), net	(15,699)	325	(16,024)

Loss before provision for (benefit from) income taxes, net	(31,834)	(13,177)	(18,657)
Provision for (benefit from) income taxes, net	78	(145)	223

Net loss	$(31,912)	$(13,032)	$(18,880)

Research and Development

Research and development expenses increased $1.5 million, from $10.1 million for the three months ended March 31, 2019 to $11.6 million for the three months ended March 31, 2020. The increase was primarily due to an increase in momelotinib related costs, including a $3.7 million increase in clinical trial and development costs, a $1.5 million non-cash charge related to the change in fair value of an obligation to issue common stock and a warrant to Gilead, that were issued on January 31, 2020, and a $0.3 million increase in third party manufacturing costs, partially offset by a decrease of $3.1 million in clinical trial, third-party manufacturing and research and preclinical costs for SRA737, and a $0.9 million decrease in personnel-related and allocated overhead costs for the three months ended March 31, 2020.

General and Administrative

General and administrative expenses increased $1.2 million, from $3.4 million for the three months ended March 31, 2019 to $4.5 million for the three months ended March 31, 2020. The increase was due to a $0.8 million increase in professional fees, primarily related to pre-commercial planning costs for momelotinib, and a $0.4 million charge related to severance costs for the three months ended March 31, 2020.

Changes in Fair Value of Warrant Liabilities

The changes in the fair value of our warrant liabilities were directly attributable to the change in the fair value of the underlying stock and discount for lack of marketability.

Other Income (Expense), net

Other income, net increased from $0.3 million for the three months ended March 31, 2019 to $0.5 million for the three months ended March 31, 2020. The increase was primarily attributable to a favorable fluctuation resulting in foreign exchange gain and elimination of interest expense as a result of the repayment of the term loan in December 2019.

Provision for (benefit from) income taxes, net

The provision for income taxes during the three months ended March 31, 2020 represented foreign taxes. Benefit from income taxes for the three months ended March 31, 2019 primarily represented foreign research and development tax credits.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have never generated revenue and have incurred significant net losses. We have funded our operations to date primarily from the issuance and sale of our common stock and convertible voting preferred stock through public offerings, our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through exercises of our preferred stock warrants issued in private financings. Our net losses for the three months ended March 31, 2020 and 2019 were $31.9 million and $13.0 million, respectively. As of March 31, 2020, we had an accumulated deficit of $797.6 million, of which approximately $428.0 million pertained to the revaluation and conversion of redeemable convertible preferred stock upon our initial public offering in July 2015, $37.2 million related to changes in fair value of our warrant liabilities, and $12.0 million pertained to our obligation to issues securities to Gilead. Our principal sources of liquidity as of March 31, 2020 were cash and cash equivalents of $133.5 million.

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

We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest to further develop momelotinib;

•	hire additional clinical, scientific, drug development and management personnel, as well as personnel to support any future commercialization efforts;

•	invest in scaling our manufacturing capacity to support development and our global commercialization strategy;

•	seek regulatory and marketing approvals for any product candidates that we may develop;

•	achieve regulatory milestones that trigger payments due under our Asset Purchase Agreement with Gilead;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;

•	acquire or in-license additional product candidates and technologies;

•	develop additional product candidates;

•	defend against potential lawsuits or other legal issues;

•	maintain, expand and protect our intellectual property portfolio; and

•	add operational, financial and management information systems and personnel to continue to operate as a public company.

To fund our current operating plans, we will need to raise additional capital. Our existing cash and cash equivalents will not be sufficient for us to complete development and prepare for commercializing momelotinib. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities; however, we believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans into the second half of 2022, subject to the potential impact of COVID-19. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities. However, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts, including any potential impacts of the COVID-19 pandemic on our clinical development efforts.

We plan to continue to fund our current operating plans’ needs through equity financings or other arrangements. To the extent that we raise additional capital through future equity financings, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. There can be no assurance that such additional financing, if available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, we would need to reevaluate our future operating plans. We are exploring non-dilutive strategic options to support the continued development of SRA737 and SRA141 in the future. There can be no assurance that we will successfully obtain non-dilutive development support or obtain the funding or support necessary to advance SRA737 or SRA141 or obtain such funding or support on commercially reasonable terms.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash used in operating activities	$(13,948)	$(15,566)
Cash used in investing activities	—	(14)
Cash provided by financing activities	—	445
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(46)	(3)

Net decrease in cash, cash equivalents and restricted cash	$(13,994)	$(15,138)

Cash Flows from Operating Activities

For the three months ended March 31, 2020, cash used in operating activities of $13.9 million was attributable to a net loss of $31.9 million and a net change of $0.7 million in our net operating assets and liabilities, partially offset by $18.7 million in non-cash charges. The non-cash charges consisted primarily of a $16.2 million change in fair value of our warrant liabilities, a $1.5 million non-cash charge relating to the securities issuable to Gilead in connection with the amendment to the Asset Purchase Agreement, and $0.9 million of non-cash stock-based compensation. The change in net operating assets and liabilities was primarily attributable to a decrease in our accrued, other and operating lease liabilities of $1.5 million, partially offset by increases in accounts payable and prepaid expenses and other assets.

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

Cash Flows from Investing Activities

For the three months ended March 31, 2020, no cash was used in investing activities.

For the three months ended March 31, 2019, cash used in investing activities was attributable to the purchase of property and equipment.

Cash Flows from Financing Activities

For the three months ended March 31, 2020, no cash was provided by financing activities.

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

We believe that the assumptions and estimates associated with research and development expenses, stock-based compensation, warrant liabilities and securities issuance obligation have the most significant impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities and foreign currency risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $133.5 million as of March 31, 2020, which consisted primarily of bank deposits and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage hematology and oncology company with a limited operating history. Since inception, we have incurred significant operating losses. Our net losses were $31.9 million and $13.0 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $797.6 million. Investment in hematology and oncology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. For example, in June 2016 we decided to suspend the development of our former lead product candidate PNT2258 after an interim analysis of data from a Phase 2 clinical trial of PNT2258 indicated only modest efficacy. We have also decided to suspend the continued development of our product candidates SRA737 and SRA141 to focus our resources on the development of momelotinib. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue the development of momelotinib, fund research and preclinical studies and clinical trials, seek to identify additional product candidates, in-license additional products or technologies, seek regulatory approval, prepare for potential commercialization which will require a significant investment in areas related to contract manufacturing and inventory buildup and continue to operate as a public company.

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

Our business is highly dependent on the success of momelotinib. If we are unable to successfully develop, obtain regulatory approval for and commercialize momelotinib, or experience significant delays in doing so, our business will be materially harmed.

Our business and future success depends on our ability to successfully develop, obtain regulatory approval for and commercialize momelotinib, a potent, selective and orally-bioavailable JAK1, JAK2 and ACVR1 inhibitor. Momelotinib has been investigated in two completed Phase 3 trials for the treatment of myelofibrosis, and we launched our MOMENTUM Phase 3 clinical trial for momelotinib, in the fourth quarter of 2019 after receiving regulatory feedback concerning the design of the trial.

While momelotinib is a late-stage product candidate for which previous Phase 3 clinical trial data suggest the potential to provide promising safety and efficacy in patients who are JAK inhibitor naïve and in patients who have an inadequate response to, progression on or are intolerant of ruxolitinib, it will require additional clinical testing, including at least one additional adequate and well-controlled Phase 3 clinical trial, before we can seek regulatory approval and begin commercialization, if it all. While the FDA has provided regulatory clarity concerning the design of MOMENTUM, our Phase 3 clinical trial for momelotinib, and even though we launched MOMENTUM in the fourth quarter of 2019, there is no guarantee that we will obtain regulatory approval and be able to begin commercialization. Before we can generate any revenue from sales of momelotinib, we must complete additional development activities, including the submission of marketing applications such as New Drug Applications (NDAs) or foreign equivalents, for regulatory review and approval in multiple jurisdictions, make substantial investments, obtain access to sufficient commercial manufacturing capacity and engage in significant marketing and commercial access efforts.

We cannot commercialize momelotinib in the United States without first obtaining regulatory approval for momelotinib from the FDA. Similarly, we cannot commercialize momelotinib outside of the United States without obtaining regulatory approval from similar regulatory authorities outside of the United States, such as the EMA in Europe and the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom. Applications for regulatory approval and regulatory approval of momelotinib could be delayed or be denied for many reasons, including but not limited to the following:

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

•

the data collected from clinical trials of momelotinib may not meet the level of statistical or clinical significance required by the FDA or foreign regulatory authorities or may otherwise not be sufficient to support the submission of an NDA, marketing authorization application or other submission or to obtain regulatory approval in the United States, the European Union or elsewhere;

•	the FDA or foreign regulatory authorities may require us to conduct additional preclinical studies and clinical trials;

•

we may be unable to demonstrate to the FDA or foreign regulatory authorities that our product candidate’s response rate, duration of response or risk-benefit ratio for its proposed indication is acceptable;

•

the FDA or foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications applicable to the manufacture of momelotinib, the facilities of third-party manufacturers with which we contract for clinical and commercial supplies may fail to maintain a compliance status acceptable to the FDA or foreign regulatory authorities or foreign regulatory authorities may fail to approve facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

•

we or any third-party service providers may be unable to demonstrate compliance with current good manufacturing practices (cGMPs) and/or good clinical practices (GCPs) to the satisfaction of the FDA or foreign regulatory authorities, which could result in delays in regulatory approval;

•	the regulations or policies of the FDA or foreign regulatory authorities may change in a manner rendering our clinical data insufficient for approval;

•	political factors surrounding the approval process, such as government shutdowns, political instability or global pandemics such as the outbreak of the novel strain of coronavirus, COVID-19; or

•	we may be unable to fully enroll or otherwise complete our MOMENTUM Phase 3 clinical trial due to the COVID-19 pandemic.

Even if momelotinib were to be approved by the FDA or foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for momelotinib or any future product candidate in one or more jurisdictions, or if any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development, marketing or commercialization of momelotinib or any future product candidate. If competitive products developed by third parties show significant benefit in the indications in which we are developing momelotinib, any planned supportive or primary registration trials may be delayed, altered, terminated or not initiated and any future product candidates may never receive regulatory approval. Our clinical development programs for momelotinib or any future product candidates may also not receive regulatory approval if we have inadequate financial or other resources to advance these product candidates through the clinical trial process. Furthermore, even if we obtain regulatory approval for momelotinib or any future product candidates, we will still need to develop sales, marketing and commercialization infrastructure, or collaborate with a third party for the commercialization of such product candidates, establish commercially viable pricing and obtain approval for coverage and adequate reimbursement from third parties, including government payors. If we are unable to successfully commercialize momelotinib or any future product candidate, we may not be able to generate sufficient revenues to continue our business.

If further preclinical development or clinical trials of momelotinib, or any other future product candidates that we may develop or acquire fail to demonstrate acceptable safety and efficacy or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of current or future product candidates.

Before obtaining marketing approval from regulatory authorities, including the FDA, for the sale of momelotinib or any future product candidates, we must complete preclinical development and conduct extensive clinical trials to demonstrate the safety and efficacy of such product candidates in humans.

The outcome of preclinical testing and early clinical trials may not be predictive of the success of later preclinical testing and clinical trials, and interim results of a clinical trial do not necessarily predict final results. Many companies in the biotechnology industry have suffered significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and there is a high failure rate for product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. For example, in June 2016, we announced that we decided to suspend the development of our former lead product candidate PNT2258 after an interim analysis of data from a Phase 2 clinical trial of PNT2258 indicated only modest efficacy. We cannot guarantee that we will be successful in obtaining the required efficacy and safety profile from momelotinib, or any future product candidate. A failure of one or more preclinical studies or clinical trials can occur at any stage of testing.

We previously acquired from Gilead momelotinib, a potent, selective and orally-bioavailable JAK1, JAK2 and ACVR1 inhibitor. Momelotinib has been investigated in two completed Phase 3 trials for the treatment of myelofibrosis, SIMPLIFY-1 and SIMPLIFY-2. Based on the results of the prespecified analyses, neither trial was considered sufficiently compelling to justify the submission of an application for regulatory approval. Although SIMPLIFY-1 met its primary efficacy endpoint of non-inferior spleen volume reduction, it did not meet its key secondary efficacy endpoint of non-inferior reduction in total symptom score; and although SIMPLIFY-2 did not meet its primary efficacy endpoint of superior reduction in spleen volume, it did meet its key secondary efficacy endpoint of superior reduction in total symptom score. In both SIMPLIFY studies, additional secondary endpoints related to transfusion independence rate, transfusion dependence rate, and rate of red blood cell transfusions all favored momelotinib over control and supported the potential for momelotinib to provide meaningful anemia benefits. Based on post hoc analyses of the data for these trials that we subsequently conducted, we believe the trials showed promising substantive spleen and constitutional symptom control. In addition, we believe momelotinib has the potential to provide a differentiated therapeutic profile encompassing anemia-related benefits. As such, we have determined that there is substantial clinical justification for further development of momelotinib.

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

In addition, prior to NDA submission we will need to reach agreement with the FDA regarding pediatric development plans for momelotinib. Under the RACE for Children Act (2017), novel products targeting JAK-1, JAK-2, or ACVR-1 require an agreed Pediatric Study Plan in an oncology indication. The scope of such an agreed plan is currently unknown, but it could include agreement on the conduct of non-clinical and/or clinical studies. In the European Union, we have obtained a waiver for pediatric development of momelotinib in myelofibrosis from the Pediatric Committee (PDCO).

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and even if the trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit momelotinib for approval. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. To the extent that the results of our studies and trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of momelotinib may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of momelotinib.

We may experience numerous unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent our ability to receive marketing approval or commercialize momelotinib, including, but not limited to:

•	undesirable side effects or other unexpected characteristics of momelotinib, causing us or our investigators, regulators or IRBs to suspend or terminate the trials;

•	regulators or IRBs may not authorize us or our investigators to initiate a clinical trial, conduct a clinical trial at a prospective trial site, or amend a clinical trial;

•	government or regulatory delays and changes in regulatory requirements, policy and guidelines, including as a result of the COVID-19 pandemic;

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

•

delays or difficulties with respect to our clinical trials as a result of the COVID-19 pandemic, such as delays in clinical site initiations and the enrollment of patients in our clinical trials, including difficulties in recruiting clinical site investigators and clinical site staff;

•	failure of third-party contractors to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols;

•	suspension or termination of clinical trials for various reasons, including unacceptable health risks;

•	imposition of a clinical hold for safety reasons or following an inspection of our clinical trial operations or site by the FDA or foreign regulatory authorities;

•	greater than expected cost of clinical trials;

•	insufficient supply or quality of momelotinib or other materials necessary to conduct clinical trials;

•

delays or additional costs as a result of the United Kingdom’s decision to leave the European Union and resulting need to decouple the United Kingdom’s regulatory system from that of the European Union; and

•	revision of legal or regulatory requirements for approving momelotinib.

If we are required to conduct additional preclinical studies or clinical trials or other testing of momelotinib beyond those that we currently contemplate, if we are unable to successfully complete preclinical studies and clinical trials of momelotinib or other testing, or if the results of these studies, trials or tests do not reflect an acceptable safety or efficacy profile, we may:

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

Product development costs will also increase if we experience delays in testing or marketing approvals. We do not know whether any preclinical studies or clinical trials will continue as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical studies and clinical trial delays also could allow our competitors to bring products to market before we do and could impair our ability to successfully commercialize momelotinib, any of which may harm our business and results of operations.

The outbreak of COVID-19, or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including the execution of our clinical trials and the use and sufficiency of our existing cash.

The extent to which COVID-19 impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain the virus or treat its impact.

For instance, our MOMENTUM Phase 3 clinical trial for momelotinib has been and may continue to be affected by the pandemic. We launched MOMENTUM in the fourth quarter of 2019 and site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis have been and may be delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. Additionally, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trial. We have adopted mitigation strategies, but if the global effort to control the spread of COVID-19 and treat COVID-19 patients continues on the current trajectory for an extended period of time, we risk a delay in activating sites and enrolling subjects as previously projected. Any such delays to our planned MOMENTUM timeline could also impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital earlier than we had previously planned. We may be unable to raise additional capital if and when needed, which may result in further delays or suspension of our development plans. If we are able to raise additional capital, challenging and uncertain economic conditions can make capital raising costly and dilutive.

Further, infections and deaths related to COVID-19 is disrupting certain healthcare and healthcare regulatory systems globally. Such disruptions could divert healthcare resources away from, or materially delay review by, the FDA and comparable foreign regulatory agencies. As a result of the FDA’s updated industry guidance for conducting clinical trials issued on March 18, 2020, we may experience delays in or temporary suspension of the enrollment of patients in our ongoing clinical trials. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trial or delay in regulatory review resulting from such disruptions could materially adversely affect the development and study of momelotinib.

We currently utilize third parties to, among other things, manufacture raw materials and momelotinib, components, parts, and consumables, and to perform quality testing. If either we or any third-party in the supply chain for materials used in the production of momelotinib are adversely impacted by restrictions resulting from the COVID-19 pandemic, our supply chain may be disrupted, limiting our ability to manufacture momelotinib for our clinical trials.

In response to the COVID-19 pandemic, we have closed our office with our employees continuing their work outside of our office. In the event of a shelter-in-place order or other mandated local travel restrictions, third parties conducting clinical or manufacturing activities may not be able to access laboratory or manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.

The spread of COVID-19, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material adverse effect on our business. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets and the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the global effort to control COVID-19 infections could materially and adversely affect our business and the value of our common stock.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on our operations, and we will continue to monitor the situation closely.

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

•	the proximity and availability of clinical trial sites for prospective patients;

•	the design of the trials, including the inclusion of a placebo or comparator arm in a trial;

•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•	our ability to obtain and maintain patient consents;

•	the risk that patients enrolled in clinical trials will drop out of the trials before completion; and

•	delays and difficulties in enrollment due to the COVID-19 pandemic.

Our clinical trials compete with other clinical trials for product candidates that are in the same therapeutic areas as momelotinib. This competition reduces the number and types of patients and qualified clinical investigators available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors or clinical trial sites may not allow us to conduct our clinical trial at such site if competing trials are already being conducted there. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. We may also encounter difficulties finding a clinical trial site at which to conduct our trials. Moreover, because momelotinib is experimental, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, radiation and other approved therapies, rather than enroll patients in any one of our clinical trials. Global pandemics, such as COVID-19, could also negatively affect site initiation , as well as recruitment and retention, at sites in a region or city whose health care system becomes overwhelmed due to the pandemic. For example, as a result of COVID-19, several of our clinical trial sites have paused enrollment or are not prioritizing clinical trial activities or allowing enrollment, and of those sites still conducting clinical trial activities, the availability for patients to visit sites and have screening conducted may be limited. We may also experience delays or pauses in the delivery of required site activity equipment.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our planned clinical trials, which could prevent completion of these clinical trials and adversely affect our ability to advance the development of momelotinib or any future product candidates we may develop.

We may need to acquire additional capital to complete the development and commercialization of momelotinib and any future product candidates.

We may spend substantial capital to advance momelotinib or any future product candidates, in preclinical and clinical development, seek regulatory approvals for such product candidates, establish a commercial sales force to market and manufacture products, if any, that are approved for commercial sale. We also incur significant additional compliance and administrative costs as a result of operating as a public company.

Our future capital requirements will depend on many factors, including, but not limited to:

•	the progress and results of our MOMENTUM Phase 3 trial and our other planned preclinical studies and clinical trials;

•	the scope, progress, results and costs of product candidate discovery, preclinical development, laboratory testing and clinical trials for our future product candidates;

•	the costs, timing and outcome of regulatory review of momelotinib and any other future product candidates;

•	the costs of medical affairs and pre-commercialization activities, including regulatory and reimbursement analysis and market research;

•

the costs of future commercialization activities, including drug sales, marketing, manufacturing and distribution, for momelotinib or any future product candidates for which we receive marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator;

•	the extent to which we acquire or in-license other drugs and technologies, or to which we out-license our own products and technologies;

•	our ability to establish and maintain collaborations on favorable terms, if at all;

•	the success of any collaborations that we may enter into with third parties;

•	the timing and amount of milestone and royalty payments;

•	the amount of revenue, if any, received from commercial sales of momelotinib or any future product candidates, should any such product candidates receive marketing approval; and

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve drug sales. In addition, momelotinib, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of momelotinib, if approved, which we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital, other than our outstanding warrants, and it may be more difficult to raise the amount of capital needed to support planned development of momelotinib. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of momelotinib or other research and development initiatives. In particular, we do not have sufficient funds on hand to adequately prepare for future momelotinib commercialization, if approved. We could also be required to seek collaborators for momelotinib, at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to such product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. We also may be unable to acquire additional promising product candidates.

We have acquired momelotinib from a third party that had already conducted or was in the process of conducting clinical trials. We may discover that development efforts of the third parties, including but not limited to historical studies and trials conducted by third parties, did not comply with all applicable rules and regulations. Our acquisition of momelotinib has resulted in us being required to take over responsibility for conducting ongoing momelotinib trials. Further development and commercialization of momelotinib will require significant financial and operational resources from us.

Prior to our acquisition of momelotinib, our lead product candidate, third parties had been responsible for all development activities for such product candidates, including, depending on the product, drug process, preclinical and clinical development activities, submission of CTAs and INDs, development of the trial protocols, establishment and management of clinical and safety databases, submission of a pediatric investigation plan (PIP), and other activities. Although we believe the historical development activities were conducted in accordance with applicable rules and regulations in material respects, we cannot assure you that we will not discover inaccuracies or noncompliance in prior development activities that have an adverse effect on the future development of momelotinib. For example, a regulatory authority may choose to inspect an investigational site and/or vendor such as a CRO for a momelotinib study that was previously conducted by Gilead such as the SIMPLIFY-1 or SIMPLIFY-2 studies. Findings from such inspections could have an impact on the review of any future marketing applications by the FDA or foreign regulatory authorities.

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

From time to time we may amend the clinical protocols for momelotinib to include additional objectives that could yield important scientific information critical to our overall development strategy. The protocol amendment process requires review and approval by several review bodies, including regulatory agencies and scientific, regulatory and ethics boards. These protocol amendments may not be accepted by the review bodies in the form submitted, or at all, which may delay our planned enhancements to the clinical development program and/or limit or change the type of information we may gather from those studies.

While regulatory feedback was obtained concerning the design of our Phase 3 clinical trial for momelotinib from both the US and EU regulatory authorities, additional regulatory, scientific, ethics committee, and possibly other reviews will be required during the activation process for the MOMENTUM Phase 3 trial before the protocol is active at any particular site. It is possible that these reviews could require changes to the design of the study. If the FDA, EMA, MHRA, an ethics committee or scientific review board, or another regulatory authority objects to or otherwise does not accept or approve any future protocols or protocol amendments or requires us to further modify trial protocols, our related planned clinical development program may be delayed or suspended and/or we may not be able to gather information we think would be useful to advance development of momelotinib, and our development program may be adversely affected.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or momelotinib.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. In November 2019 we conducted a public equity offering where we raised net proceeds of approximately $97.7 million in a substantially dilutive transaction to our pre-existing investors. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be further diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or momelotinib or grant licenses on terms unfavorable to us.

We may expend our limited resources to pursue a particular product candidate, such as momelotinib, and fail to capitalize on product candidates that may later prove to be more profitable or for which there is a greater likelihood of success. In addition, we may intentionally halt or terminate programs in order to conserve capital and focus on our remaining program or programs, which may increase our reliance on those programs to be successful.

Because we have limited financial and managerial resources, we focus our research and development efforts on our product candidate, momelotinib. As a result, we may advertently or inadvertently forgo or delay pursuit of opportunities with other product candidates, including SRA747 and SRA141, that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. In addition, if we halt or terminate programs in order to conserve capital and focus on our remaining program or programs, it may increase our reliance on the success of such programs and raise our exposure to the risk of failure among any of our programs.

The manufacture of momelotinib requires outsourced, custom manufacturing and we may encounter difficulties in production, particularly with respect to formulation, process development or scaling up of our manufacturing capabilities. If our third-party manufacturers or suppliers encounter such difficulties, our ability to provide supply of momelotinib for preclinical studies, clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

As product candidates are developed, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause momelotinib to perform differently and affect the results of planned preclinical studies or future clinical trials.

Currently, momelotinib is manufactured using an optimized drug substance process by third-party manufacturers. If either we or any third-party in the supply chain for materials used in the production of momelotinib are adversely impacted by restrictions resulting from the COVID-19 outbreak, our supply chain may be disrupted, limiting the ability of our third-party manufacturers to manufacture momelotinib for our clinical trials.

Supply chain logistics are complex for the MOMENTUM Phase 3 clinical trial of momelotinib, as it requires the administration of both an active drug (momelotinib) and an active comparator (danazol) and there are risks associated with this process throughout the supply chain, from labeling, to distribution, dispensing, and administration. Although we have secured sufficient quantities of drug substance and drug product to supply our current momelotinib program, starting with the MOMENTUM Phase 3 clinical trial of momelotinib, we will need to obtain additional supplies from third-party manufacturers that we have engaged, or expect to engage. We have also secured sufficient quantities of danazol drug product to supply the comparator for the initial subjects who will enroll in the study. However, additional sourcing of danazol will be necessary in the future in order to complete the MOMENTUM Phase 3 clinical trial. Thus, we will need to obtain additional supplies from third-party manufacturers that we have engaged or expect to engage. Given the seemingly reduced use of danazol globally, demands for supply have decreased and therefore the ability to secure the required supply could be challenging and potentially impact the ability to execute and complete MOMENTUM. Furthermore, if third-party manufacturers of danazol, or any third-party in the supply chain, are adversely impacted by restrictions resulting from the COVID-19 outbreak, we may be unable to secure the supply required for our MOMENTUM study. In addition, we may need to develop a pediatric formulation for momelotinib in the future. Although we are working to develop commercially viable manufacturing processes, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale up or formulation, process reproducibility, stability issues, lot consistency and timely availability of reagents or raw materials.

Any of these challenges could delay completion of preclinical studies or clinical trials, require bridging studies or trials, or the repetition of one or more studies or trials, increase development costs, delay approval of momelotinib , impair commercialization efforts, increase our cost of goods and have an adverse effect on our business, financial condition, results of operations and growth prospects.

Our reliance on third-party manufacturing partners or suppliers may cause our supply of research and development, preclinical and clinical development materials to become limited or interrupted or fail to be of satisfactory quantity or quality.

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacture and supply of preclinical study and clinical trial materials in relation to momelotinib, including materials for any combination trials that we may undertake, and any future potential product candidates that we may develop for preclinical and clinical testing, as well as for commercial manufacture if momelotinib receives marketing approval. We have engaged, or expect to engage, third-party manufacturers to obtain materials and consumables necessary for the manufacture of momelotinib.

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

While we require our third-party manufacturers and suppliers to comply with cGMPs in the manufacture of clinical trial materials and commercial supply, should we obtain approval of momelotinib, these third-party manufacturers and suppliers may cease to continue to comply with cGMPs—which are FDA requirements for ensuring product quality control—or similar regulatory requirements outside the United States. Our contract manufacturers and suppliers are subject to continual review and periodic inspections to assess compliance with cGMPs. Accordingly, although we are not involved in the day-to-day operations of our contract manufacturers or suppliers, we are ultimately responsible for ensuring that our products and product candidates, and any other materials that may be used in our preclinical or clinical studies or trials, are manufactured or supplied in accordance with cGMPs. Therefore, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, quality control and quality assurance. Our failure, or the failure of our third-party manufacturers or suppliers, to comply with applicable regulations could result in momelotinib not being approved or sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of momelotinib or approved products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.

Additionally, our third-party manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, or unstable political environments, or medical pandemics such as the COVID-19 outbreak. For example, many of our raw materials for manufacture of momelotinib are produced in China which could impact our ability to manufacture and supply material for clinical and commercial supply. If our contract manufacturers were to encounter any manufacturing difficulties or delays due to these factors, our ability to provide momelotinib to patients in clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.

Any performance failure on the part of our existing or future manufacturers or suppliers, any interruption or poor yield or quality of manufactured or supplied materials, or any interruption or delay caused by a third party being subject to governmental regulations or moratoriums could result in additional costs, not having sufficient quantities or sufficient quality and may delay, prevent or impair our development, commercialization or marketing efforts. We do not currently have arrangements in place for redundant supply. If any one of our current contract manufacturers or suppliers cannot perform as agreed, we may be required to replace that manufacturer or supplier. Although we believe that there are several potential alternative manufacturers or suppliers who could manufacture or supply momelotinib or the materials for trials relating to momelotinib, we may incur added costs and delays in identifying and qualifying any such replacement.

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

Thus, our current and anticipated future dependence upon others for the manufacture or supply of momelotinib or related medicines and materials may adversely affect our development timeline, our future profit margins or our ability to commercialize momelotinib or any future product candidates that receive marketing approval on a timely and competitive basis.

Momelotinib may cause undesirable side effects or have other properties that could halt their development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

It is possible that the FDA or foreign regulatory authorities may not agree with any assessment of the safety profile of momelotinib. Undesirable side effects caused by momelotinib could cause us, IRBs, our CROs, the FDA or foreign regulatory authorities to interrupt, delay or discontinue development and could result in a clinical hold on any clinical trial, or the denial of regulatory approval by the FDA or foreign regulatory authorities for any or all targeted indications. This, in turn, could prevent us from commercializing momelotinib and generating revenues from their sale. In addition, if any of our products cause serious or unexpected side effects or are associated with other safety risks after receiving marketing approval, a number of potential significant negative consequences could result, including, but not limited to:

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

If preliminary data demonstrate that momelotinib has an unfavorable safety profile and is unlikely to receive regulatory approval or be successfully commercialized, we may voluntarily suspend or terminate future development of momelotinib.

Any one or a combination of these events could prevent us from obtaining approval and achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing momelotinib, which in turn could delay or prevent us from generating significant revenues from the sale of the product.

We do not have our own laboratory facilities. We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize momelotinib.

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

Any third parties conducting our preclinical studies and clinical trials will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols or regulatory requirements or for other reasons, our studies and trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize momelotinib. As a result, our financial results and the commercial prospects for momelotinib would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

Although we have never been asked by a regulatory agency, IRB or data safety monitoring board to temporarily or permanently discontinue a clinical trial, if we elect or are forced to suspend or terminate a clinical trial of momelotinib or any future product candidates, the commercial prospects for that product will be harmed and our ability to generate product revenue from that product may be delayed or eliminated. For example, in June 2016 we decided to suspend the development of our former lead product candidate PNT2258 after an interim analysis of data from a Phase 2 clinical trial on PNT2258 indicated only modest efficacy. Furthermore, any of these events could prevent us or our partners from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing momelotinib and impair our ability to generate revenue from the commercialization of these products either by us or by our collaboration partners.

Even if we receive regulatory approval to market momelotinib, the market may not be receptive to our product.

Even if we obtain regulatory approval for momelotinib, it may not gain market acceptance among physicians, patients, healthcare payors and/or the medical community. We believe that the degree of market acceptance will depend on a number of factors, including, but not limited to:

•	timing of market introduction of momelotinib and competitive product;

•	safety and efficacy of our product;

•	prevalence and severity of any side effects;

•	potential advantages or disadvantages over alternative treatments;

•	strength of marketing and distribution support;

•	price of our products, both in absolute terms and relative to alternative treatments;

•	availability of coverage and reimbursement from government and other third-party payors; and

•	sequencing of available products.

If momelotinib is approved for commercial sale and fails to achieve market acceptance, we may not be able to generate significant revenue or achieve or sustain profitability.

We may be subject to requests for access to momelotinib. Demand for compassionate use of our unapproved therapies could strain our resources, delay our drug development activities, negatively impact our regulatory approval or commercial activities, and result in losses.

We are developing momelotinib to treat a life-threatening illness for which there are currently limited therapeutic options. Other companies in our field have been the target of campaigns requesting access to unapproved drugs. If we experience similar request for access campaigns, we may experience significant disruption to our business which could result in losses. We are a small company with limited resources, and any unanticipated trials or access programs resulting from requests for access could deplete our drug supply, increase our capital expenditures, reduce the availability of potentially eligible clinical trial participants, and otherwise divert our resources from our primary goals.

In addition, legislation referred to as “Right to Try” laws have been introduced at the local and national levels, which are intended to give patients access to unapproved therapies. New and emerging legislation regarding expanded access to unapproved drugs for life-threatening illnesses could negatively impact our business in the future. Either activism or legislation related to requests for access may require us to initiate an unanticipated expanded access program or to make momelotinib more widely available sooner than anticipated.

Patients who receive access to unapproved drugs through compassionate use or expanded access programs have life-threatening illnesses and generally have exhausted all other available therapies. The risk for serious adverse events, including those which may be unrelated to momelotinib, in this patient population is high and could have a negative impact on the safety profile of momelotinib, which could cause significant delays or an inability to successfully commercialize momelotinib and could materially harm our business. In addition, in order to perform the controlled clinical trials required for regulatory approval and successful commercialization of momelotinib, we may receive adverse publicity or experience other disruptions if we do not provide compassionate use access or expanded access programs in response to requests for access from patients in the US or elsewhere in the world. Should we agree to provide compassionate use access or decide to initiate an expanded access program, we could experience adverse publicity or other disruptions related to current or potential participants in such programs. Similarly, we could experience adverse publicity or other disruptions if we were to restructure or pause any compassionate use and/or expanded access program after initiating such a program or after the provision of our product through compassionate access to an individual patient or patients.

We do not have our own laboratory facilities or the ability to discover product candidates. We rely on licensing, acquisition and other forms of strategic relationship to grow our pipeline. Our efforts to acquire additional product candidates and grow our pipeline may be unsuccessful.

We do not have our own laboratory facilities or the ability to discover product candidates. We rely on licensing, acquisition and other forms of strategic relationship to grow our pipeline. We may acquire, or enter into strategic relationships to identify, license and develop, one or more additional product candidates to grow our pipeline. In addition, we may desire to renegotiate our currently existing licensing or asset purchase agreements for any of our product candidates. The identification, evaluation, development and potential acquisition or licensing of additional product candidates is expensive and time-consuming, and our efforts may not lead to the acquisition or licensing of any additional product candidates, that can be successfully developed and commercialized. Competition for viable product candidates is intense, and the acquisition or licensing of product candidates may be more expensive than we are able to afford or may require us to seek additional financing. If our efforts do not lead to the acquisition or successful identification, development and licensing of suitable product candidates, we may be unable to grow our pipeline. In addition, if our efforts to grow our pipeline require us to pursue additional dilutive capital or debt financing strategies, we may experience harm to our financial position and stability.

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

Many of the companies against which we may compete have significantly greater financial and other resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the hematology and oncology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or that may be necessary for, our momelotinib program. Development efforts and clinical results of other companies may be unsuccessful or terminated, which could result in a negative perception of momelotinib , decreases in our stock price and adverse regulatory impacts, which could have a material and adverse effect on our ongoing development programs and our business.

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

Our ability to compete in the highly competitive oncology industry depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are dependent on our management, scientific and medical personnel, including Nick Glover, Ph.D., our President and Chief Executive Officer, Barbara Klencke, M.D., our Chief Development Officer and Mark Kowalski M.D., Ph.D., our Chief Medical Officer. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, including due to illness resulting from COVID-19, and our inability to find suitable replacements, could result in delays in product development and harm our business.

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

Should momelotinib receive marketing approval in the United States, Canada, or elsewhere in the world, we would need to hire a substantial number of specialized personnel, including field-based personnel, unless we were to collaborate with a third party to commercialize momelotinib. If we are responsible for commercializing momelotinib, we would need to increase our administrative headcount to support such expanded development and commercialization operations with respect to momelotinib. Our ability to attract and retain qualified personnel in the future is subject to intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses and our current financial position. The loss of the services of any of our senior management could delay or prevent the development and commercialization of momelotinib or have other adverse effects on our business for an indefinite term. In particular, if we lose any members of our current senior management team, we may not be able to find suitable replacements in a timely fashion, if at all, and our business may be harmed as a result.

We may encounter difficulties in managing our expected growth and in expanding our operations successfully.

Prior to acquiring momelotinib, our most advanced product candidate was in Phase 1/2 development. Advancing momelotinib, through Phase 3 development, will require us to develop or expand our development, regulatory, manufacturing, medical affairs, marketing and sales capabilities or contract with third parties to provide these capabilities for us. We must also successfully integrate the employees and operations related to the development of momelotinib. Maintaining additional relationships and managing our future growth will impose significant added responsibilities on members of our management. We must be able to manage our development efforts effectively, manage our clinical trials effectively, hire, train and integrate additional management, development, medical affairs, administrative and sales and marketing personnel, improve our managerial, development, operational and finance systems, and expand our facilities, all of which may impose a strain on our administrative and operational infrastructure. Our future financial performance will depend, in part, on our ability to manage this growth effectively. We may not be able to accomplish these tasks, failure of which could prevent us from successfully developing momelotinib

We may form or seek strategic alliances, licensing arrangements or other collaborations in the future. We may be unable to form or enter into such alliances or arrangements, and we may not realize the expected benefits of any such transaction.

We may form or seek strategic alliances or licensing arrangements, or create joint ventures or collaborations with third parties that we believe will complement or augment our development and commercialization efforts with respect to momelotinib and any future product candidates that we may acquire or develop. Any of these transactions and relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, disrupt our management and business, forego potential future economic value or result in the loss of strategic value. These transactions and relationships also may result in a delay in the development of momelotinib or any future product candidates if we become dependent upon the other party and such other party does not prioritize the development of such product candidates relative to its other development activities.

In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for momelotinib because it may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view momelotinib as having the requisite potential to demonstrate safety and efficacy. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that would justify such transaction.

Past and future acquisitions could disrupt our business and harm our financial condition and operating results.

We may acquire additional businesses or product candidates from third parties that we believe will complement or augment our existing momelotinib program. Even if the assets we acquire have promising markets or technologies, we may not be able to realize the benefit of acquiring such assets if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new product candidates resulting from an acquisition, including momelotinib, which may delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies or benefits from the asset to justify the transaction. The risks we face in connection with acquisitions, including our acquisition of momelotinib, include, but are not limited to:

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

If we are unable to adequately prepare the market for the potential future commercialization of a product, we may not be able to generate product revenue once marketing authorization is obtained. We currently have no marketing and sales organization and have no experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell momelotinib or any future product candidates, we may not be able to generate product revenue.

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

Additionally, if we are unable or decide not to establish internal sales, marketing and distribution capabilities, we will pursue collaborative arrangements regarding the sales and marketing of our products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements on commercially reasonable terms, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized momelotinib or any future product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of momelotinib.

We cannot guarantee that we will be able to develop in-house commercialization expertise, including sales and distribution capabilities, or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or overseas.

We depend on our information technology and infrastructure.

We rely on the efficient and uninterrupted operation of information technology systems, including mobile technologies, to manage our operations, to process, transmit and store electronic and financial information, and to comply with regulatory, legal and tax requirements. We also depend on our information technology infrastructure for communications among our personnel, contractors, consultants and vendors. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud based systems during the COVID-19 situation, could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition.

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

Despite the implementation of what we believe are appropriate security measures on internal information technology systems, our internal information technology systems and those of our CROs and other contractors and consultants may become vulnerable to damage from security breaches and/or unauthorized access. The prevalent use of mobile devices also increases the risk of data security incidents. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information and other confidential information. It is critical that we do so in a secure manner in order to ensure the confidentiality, integrity and availability of such sensitive information. We have in the past experienced, and may in the future experience, a security breach. Any material system failure or security breach could cause interruptions in our operations and could result in a material disruption of our development programs and our business operations. For example, the loss of data from completed or future preclinical studies or clinical trials could result in significant delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on other third parties for the manufacture of momelotinib and to conduct studies and trials, and similar events relating to their information technology systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of momelotinib could be significantly delayed.

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

Our operations, and those of our CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemic, such as the COVID-19 pandemic, and other natural or man-made disasters or business interruptions, for which we may not have insurance coverage. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. In particular, the potential effects on our business due to the COVID-19 pandemic may be significant and could materially harm our business, operating results and financial condition. We rely on third-party manufacturers to produce and process momelotinib. Our ability to obtain supplies of momelotinib could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Our corporate headquarters are located in Vancouver, British Columbia, which is near a major earthquake fault. Our operations and financial condition could suffer in the event of a major earthquake or other natural disaster near any of our locations.

Unstable or unfavorable global market and economic conditions may have adverse consequences on our business, financial condition and stock price.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. We cannot assure you that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy and stock price may be adversely affected by any such economic downturn, volatile business environment or large-scale unpredictable or unstable market conditions, including a prolonged government shutdown or as a result of a global pandemic such as the COVID-19 pandemic. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock.

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

We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of momelotinib outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of momelotinib.

We face an inherent risk of product liability as a result of the testing of momelotinib and will face an even greater risk if we commercialize any products. For example, we may be sued if momelotinib causes or is perceived to cause injury or is found to be otherwise unsuitable during testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of momelotinib. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in, but are not limited to:

•	decreased demand for momelotinib;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	initiation of investigations by regulators;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	exhaustion of any available insurance and our capital resources;

•	the inability to commercialize momelotinib; and

•	a decline in our stock price.

We currently hold liability insurance coverage, but that coverage may not be adequate to cover any and all liabilities that we may incur. We would need to increase our insurance coverage when we begin the commercialization of momelotinib, if ever. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including, but not limited to:

•	variations in the level of expense related to momelotinib or future development programs;

•	results of preclinical studies and clinical trials, or the addition or termination of preclinical studies, clinical trials or funding support;

•	the timing of the release of results from any preclinical studies and clinical trials;

•	the timing and amount of milestone and royalty payments;

•	changes in the competitive landscape or market opportunity for momelotinib;

•

our execution of any new collaboration, licensing or similar arrangement, and the timing of payments we may make or receive under such existing or future arrangements or the termination or modification of any such existing or future arrangements;

•	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;

•	any securities or other litigation in which we may become involved;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures,

•	strategic investments or changes in business strategy;

•	the receipt of regulatory approval for momelotinib, and market acceptance and demand for momelotinib;

•	regulatory developments affecting momelotinib or those of our competitors; and

•	changes in general market and economic conditions, including global pandemics such as COVID-19.

If our quarterly operating results or expected results from development of momelotinib fall outside the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

We face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

We have in the past and may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. Any future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

Risks Related to Government Regulation

We may be unable to obtain U.S. or foreign regulatory approval of momelotinib, and, as a result, we may be unable to commercialize momelotinib.

Momelotinib is, and any future product candidates that we may develop will be, subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, import, export, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing, distribution, import and export of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed before a new drug can be marketed in the United States and in many foreign jurisdictions. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our collaborators to begin selling them.

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

The standards that the FDA and foreign regulatory authorities use when regulating us are not always applied predictably or uniformly and can change. Because the product candidates we are developing or may develop may represent a new class of drug, the FDA and foreign regulatory authorities have not yet established any definitive policies, practices or guidelines in relation to these drugs. The lack of policies, practices or guidelines may hinder or slow review by the FDA or foreign regulatory authorities of any regulatory filings that we may submit. Moreover, the FDA or foreign regulatory authorities may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the development of momelotinib or any future product candidates.

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

Even if we comply with all of the regulatory requirements of the FDA and foreign regulatory authorities, we may not obtain regulatory approval for momelotinib. If we fail to obtain regulatory approval for momelotinib, we will have no commercialized products and correspondingly no revenue.

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

Even if we receive regulatory approval of any product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any regulatory approvals that we receive for any product candidates we may develop will require surveillance to monitor the safety and efficacy of the product candidate, and may require us to conduct post-approval clinical studies. The FDA may also require a REMS in order to approve momelotinib or any future product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a foreign regulatory authority approves momelotinib, the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, advertising, promotion, import, export and recordkeeping for momelotinib will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval.

Moreover, if we obtain regulatory approval for momelotinib, we will only be permitted to market our products for the indication approved by FDA or foreign regulatory authority, and such approval may involve limitations on the indicated uses or promotional claims we may make for our products, or otherwise not permit labeling that sufficiently differentiates momelotinib from competitive products with comparable therapeutic profiles. For example, we will not be able to claim that our products have fewer side effects, or improve compliance or efficacy unless we can demonstrate those attributes to FDA or foreign regulatory authority in comparative clinical trials. Communications that occur prior to obtaining regulatory approval for momelotinib could also be considered promotional and thus may also be subject to certain FDA or foreign regulatory authority requirements.

Later discovery of previously unknown problems with momelotinib, including adverse effects of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of momelotinib, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•	fines, warning letters, or untitled letters;

•	holds on clinical trials;

•	refusal by the FDA or foreign regulatory authorities to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;

•	product seizure or detention, or refusal to permit the import or export of momelotinib; and

•	injunctions, the imposition of civil penalties or criminal prosecution.

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

A Fast Track Designation by the FDA, even if granted for momelotinib or any future product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that such product candidates will receive marketing approval.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track Designation for a particular indication. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track Designation does not assure any such qualification or ultimate marketing approval by the FDA. We previously announced that the FDA had granted Fast Track designation to momelotinib for the treatment of patients with intermediate/high-risk myelofibrosis who have previously received a JAK inhibitor. Receipt of Fast Track Designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw any Fast Track Designation at any time if it believes that the designation is no longer supported by data from our clinical development program. We may seek Fast Track Designation for any future product candidates, but there is no assurance that the FDA will grant this status to any future proposed product candidates.

If we or any of our independent contractors, consultants, collaborators, manufacturers, vendors or service providers fail to comply with healthcare and data privacy laws and regulations, we or they could be subject to enforcement actions, which could result in penalties and affect our ability to develop, market and sell momelotinib or any future product candidates and may harm our reputation.

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

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. Many countries require approval of the sale price of a drug before it can be marketed. The pricing review period begins after marketing or product licensing approval is granted in most cases. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. Although we intend to monitor these regulations, our momelotinib program is currently in development and we will not be able to assess the impact of price regulations for a few years. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenues we are able to generate from the sale of the product in that country.

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. In many jurisdictions, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. If we are not currently capturing the scientific and clinical data that will be required for reimbursement approval, we may be required to conduct additional trials, which may delay or suspend reimbursement approval. Additionally, in the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of momelotinib to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

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

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for momelotinib or additional pricing pressures.

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

U.S. federal government agencies currently face potentially significant spending reductions. Under the Budget Control Act of 2011, the failure of Congress to enact deficit reduction measures of at least $1.2 trillion for the years 2013 through 2021 triggered automatic cuts to most federal programs. These cuts would include aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2025 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, which was enacted on January 1, 2013, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers. The full impact on our business of these automatic cuts is uncertain. Additionally, the Coronavirus Aid, Relief, and Economic Security (CARES) Act enacted in 2020 may result in future spending reductions and cuts to federal programs.

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

Obtaining and maintaining regulatory approval for momelotinib or any future product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of any of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval for momelotinib or any future product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of momelotinib or any future product candidates will be harmed.

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

In December 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (Tax Act) that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) revisions to uses and limitations of net operating loss carryforwards (iii) a partial limitation on the deductibility of business interest expense, (iv) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a participation exemption system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (v) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate.

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

Risks Related to Our Intellectual Property

If we are not able to obtain and enforce patent protection for our technologies or momelotinib, development and commercialization of our product candidates may be adversely affected.

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, methods used to manufacture momelotinib and methods for treating patients using momelotinib, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others.

We and our future licensors and licensees may not be able to apply for or prosecute patents on certain aspects of momelotinib or our technologies at a reasonable cost in a timely fashion or at all. It is also possible that we or our current licensors, or any future licensors or licensees, will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, our patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, such as with respect to proper priority claims, inventorship, claim scope or patent term adjustments. If our current licensors, or any future licensors or licensees, are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised and we might not be able to prevent third parties from making, using, and selling competing products. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid and unenforceable. Moreover, our competitors may independently develop equivalent knowledge, methods, and know-how. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business, financial condition and operating results.

There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover momelotinib or our technologies or to provide meaningful protection from our competitors. Moreover, the patent position of oncology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and momelotinib are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

The U.S. Patent and Trademark Office (USPTO) and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case. The standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in oncology patents. Moreover, changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. As such, we do not know the degree of future protection that we will have on our proprietary products and technology. While we will endeavor to try to protect momelotinib with intellectual property rights such as patents, as appropriate, the process of obtaining patents is time-consuming, expensive and sometimes unpredictable.

Further, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed (or 20 years after the filing date of the first non-provisional US patent application to which it claims priority). Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for momelotinib, we may be open to competition from generic versions of momelotinib. Further, the extensive period of time between patent filing and regulatory approval for a product candidate limits the time during which we can market a product candidate under patent protection, which may particularly affect the profitability of momelotinib.

If we are unable to protect the confidentiality of our trade secrets our business and competitive position would be harmed.

In addition to seeking patent protection for certain aspects of momelotinib and our technologies, we also consider trade secrets, including confidential and unpatented know-how important to the maintenance of our competitive position. We protect trade secrets and confidential and unpatented know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to maintain confidentiality and assign their inventions to us.

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

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect momelotinib.

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

We or any future strategic partners may become subject to third-party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights.

We or any future strategic partners may be subject to third-party claims for infringement or misappropriation of patent or other proprietary rights that prevent us from developing and commercializing our products. If we, our licensors or any future strategic partners are found to infringe a third-party patent or other intellectual property rights, we could be required to pay substantial damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed. In addition, we or any future strategic partners may choose to seek, or be required to seek, a license from a third party, which may not be available on acceptable terms, if at all. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. If we fail to obtain a required license, we may be unable to effectively market product candidates, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. Alternatively, we may need to redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In addition, we may find it necessary to pursue claims or initiate lawsuits to protect or enforce our patent or other intellectual property rights. The cost to us in defending or initiating any litigation or other proceeding relating to patent or other proprietary rights, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and limit our ability to continue our operations.

We may be involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful.

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

If we fail to comply with our obligations under our purchase agreement with Gilead, we may be required to pay damages.

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

The market price of our common stock has been and may continue to be subject to wide fluctuations. For example, we experienced a significant decrease in our stock price after we announced the suspension of the development of our former lead product candidate PNT2258 and the DNAi platform in June 2016 and after we announced the preliminary clinical data from our two Phase 1/2 studies of SRA737 in June 2019. In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. Factors affecting the market price of our common stock include, but are not limited to:

•	the timing and results of development activities related to momelotinib;

•	our capital requirements, anticipated financings and the related dilution;

•	the commencement, enrollment or results of future clinical trials we may conduct, or changes in the development status of momelotinib;

•	any delay in our regulatory filings for momelotinib and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;

•	disputes with Gilead regarding our acquisition of momelotinib and assumption of the related clinical trials;

•	our ability to acquire or in-license new product candidates to grow our pipeline;

•	adverse results or delays in preclinical studies or clinical trials;

•	changes in laws or regulations applicable to momelotinib, including but not limited to clinical trial requirements for approvals;

•	adverse developments concerning our manufacturers;

•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;

•	our inability to establish collaborations if needed, or to out-license momelotinib or technologies on favorable terms or at all;

•	our failure to commercialize momelotinib;

•	additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to the use of momelotinib;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	the size and growth of our initial target markets;

•	our ability to successfully treat additional types of cancers or at different stages;

•	actual or anticipated variations in quarterly operating results;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	changes in the market valuations of similar companies;

•	overall performance of the equity markets;

•	sales of our common stock by us or our stockholders in the future;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation;

•	actions instituted by activist shareholders or others;

•	general political and economic conditions, including global pandemics such as COVID-19; and

•	other events or factors, many of which are beyond our control.

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

Market volatility arising from the COVID-19 pandemic may lead to increased shareholder activism if we experience a market valuation that they believe are not reflective of their intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company or a non-accelerated filer, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404.

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

Section 22 of the Securities Act of 1933, as amended (the Securities Act), creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. In April 2020, we amended and restated our restated bylaws to provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (a Federal Forum Provision). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court.

Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholders’ ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees.

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

SIERRA ONCOLOGY, INC.

Date: May 7, 2020	By:	/s/ Nick Glover
Dr. Nick Glover
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2020	By:	/s/ Sukhi Jagpal
Sukhi Jagpal
Chief Financial Officer
(Principal Financial Officer)