Form 10-Q
period 2020-06-30
Sierra Oncology, Inc.
filed 2020-08-06
CIK 1290149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, there were 10,395,732 shares of the Registrant’s Common Stock outstanding.

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

SIERRA ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$123,233	$147,528
Prepaid expenses and other current assets	1,392	2,369

Total current assets	124,625	149,897
Property and equipment, net	97	113
Operating lease right-of-use asset	504	589
Other assets	667	729

TOTAL ASSETS	$125,893	$151,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued and other liabilities	$6,698	$7,170
Accounts payable	1,983	1,019
Deferred revenue	300	—
Warrant liabilities	—	45,935
Securities issuance obligation	—	10,485

Total current liabilities	8,981	64,609
Operating lease liability	261	374

TOTAL LIABILITIES	9,242	64,983

Commitments and Contingencies (Note 8)
STOCKHOLDERS’ EQUITY:

Preferred stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2020 and December 31, 2019; nil shares issued and outstanding as of June 30, 2020 and 103,000 shares of Series A convertible voting preferred stock issued and outstanding as of December 31, 2019	—	1
Common stock, $0.001 par value; 500,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 10,395,732 and 1,867,176 shares issued and outstanding as of June 30, 2020 and December 31, 2019	10	74
Additional paid-in capital	930,702	851,957
Accumulated deficit	(814,061)	(765,687)

TOTAL STOCKHOLDERS’ EQUITY	116,651	86,345

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,893	$151,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$10,189	$11,728	$21,780	$21,865
General and administrative	6,260	3,479	10,804	6,844

Total operating expenses	16,449	15,207	32,584	28,709

Loss from operations	(16,449)	(15,207)	(32,584)	(28,709)
Other income (expense), net:
Changes in fair value of warrant liabilities	—	—	(16,240)	—
Other income (expense), net	(24)	348	517	673

Total other income (expense), net	(24)	348	(15,723)	673

Loss before provision for (benefit from) income taxes, net	(16,473)	(14,859)	(48,307)	(28,036)
Provision for (benefit from) income taxes, net	(11)	19	67	(126)

Net loss and comprehensive loss	$(16,462)	$(14,878)	$(48,374)	$(27,910)

Net loss per common share, basic and diluted	$(1.58)	$(7.97)	$(4.71)	$(14.97)

Weighted-average shares used in computing net loss per common share, basic and diluted	10,395,732	1,867,207	10,276,180	1,864,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Series A Convertible Voting Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2019	103,000	$1	1,867,176	$74	$851,957	$(765,687)	$86,345
Conversion of Series A convertible voting preferred stock to common stock	(103,000)	(1)	7,803,273	8	(7)	—	—
Reclassification of warrant liabilities to equity	—	—	—	—	62,175	—	62,175
Issuance of common stock in connection with an amendment to the asset purchase agreement	—	—	725,283	1	8,781	—	8,782
Issuance of warrant in connection with an amendment to the asset purchase agreement	—	—	—	—	3,188	—	3,188
Stock-based compensation	—	—	—	—	918	—	918
Reverse stock split adjustment	—	—	—	(73)	73	—	—
Net loss	—	—	—	—	—	(31,912)	(31,912)

Balance—March 31, 2020	—	—	10,395,732	10	927,085	(797,599)	129,496
Stock-based compensation	—	—	—	—	3,617	—	3,617
Net loss	—	—	—	—	—	(16,462)	(16,462)

Balance—June 30, 2020	—	$—	10,395,732	$10	$930,702	$(814,061)	$116,651

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2018	1,859,120	$74	$771,817	$(677,412)	$94,479
Issuance of common stock for exercise of stock options	8,056	—	445	—	445
Stock-based compensation	—	—	1,699	—	1,699
Net loss	—	—	—	(13,032)	(13,032)

Balance—March 31, 2019	1,867,176	$74	$773,961	$(690,444)	$83,591
Stock-based compensation	—	—	1,758	—	1,758
Net loss	—	—	—	(14,878)	(14,878)

Balance—June 30, 2019	1,867,176	$74	$775,719	$(705,322)	$70,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,374)	$(27,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of warrant liabilities	16,240	—
Securities issuance obligation	1,485	—
Stock-based compensation	4,535	3,457
Depreciation and amortization	113	126
Other	74	(4)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	972	(1,071)
Accrued, other and operating lease liabilities	(546)	(2,136)
Accounts payable	976	(84)
Deferred revenue	300	—

Net cash used in operating activities	(24,225)	(27,622)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12)	(19)

Net cash used in investing activities	(12)	(19)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	—	445

Net cash provided by financing activities	—	445

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(58)	(19)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(24,295)	(27,215)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	147,828	106,346

CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$123,533	$79,131

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for (refund of) income taxes, net	$14	$(21)

Cash paid for interest	$—	$163

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:

Issuance of common stock and common stock warrant in connection with an amendment to the asset purchase agreement	$11,970	$—

Reclassification of warrant liabilities to equity	$62,175	$—

Right-of-use asset obtained in exchange for operating lease obligation	$—	$771

Unpaid deferred financing costs in accrued and other liabilities	$15	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	The Company and Basis of Presentation

Organization and Description of Business

Sierra Oncology, Inc. (together with its subsidiaries, collectively referred to as the “Company”), a Delaware corporation, is a late stage drug development company focused on advancing its product candidate, momelotinib, a potent, selective and orally-bioavailable JAK1 (Janus kinase 1), JAK2 (Janus kinase 2) and ACVR1 (Activin A receptor type 1) inhibitor with a potentially differentiated therapeutic profile for the treatment of myelofibrosis. Momelotinib has been investigated in two completed Phase 3 clinical trials for the treatment of myelofibrosis and has demonstrated a potentially differentiated therapeutic profile encompassing anemia-related clinical benefits, as well as achieving constitutional symptom control benefits and substantive splenic volume reductions. The Company’s portfolio also includes SRA737, a potent, highly selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1), a promising target for the treatment of cancer which has a key role in the DNA Damage Response (DDR). The Company is currently focusing its resources on the development of momelotinib and exploring options to support any future continued development of SRA737.

The Company’s primary activities since inception have been conducting research and development activities, conducting preclinical and clinical testing, recruiting personnel, performing business and financial planning, identifying and evaluating additional drug candidates for potential in-licensing or acquisition, and raising capital to support development activities.

The Company has not generated any product revenue related to its primary business purpose to date, nor has it generated any net income, and is subject to a number of risks and uncertainties, which include dependence on key individuals, the need to identify and successfully develop commercially viable products, the need to obtain regulatory approval for its products and commercialize them, and the need to obtain adequate additional financing to fund the development of momelotinib.

As of June 30, 2020, the Company had $123.2 million of cash and cash equivalents. The Company believes that its balance of cash and cash equivalents as of the date of the issuance of these condensed consolidated financial statements is sufficient to fund its current operational plan for at least the next twelve months though it may pursue raising additional capital through equity financings or other arrangements.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and notes required for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 3, 2020. There were no significant changes to the accounting policies during the six months ended June 30, 2020 from the significant accounting policies described in Note 2 to the consolidated financial statements in the 2019 Form 10-K. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

These unaudited condensed consolidated financial statements and related disclosure have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The condensed consolidated results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited consolidated financial statements as of that date.

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

The following shares of common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	June 30, 2020	June 30, 2019
Series A warrants for common stock	7,802,241	—
Series B warrants for common stock	2,574,727	—
Options to purchase common stock	2,351,055	331,469
Warrants for common stock	727,122	1,839

Total potential dilutive shares	13,455,145	333,308

4.	Fair Value Measurements

The Company measures and reports its cash equivalents, restricted cash, warrant liabilities and securities issuance obligation at fair value. The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$120,977	$—	$—	$120,977
Restricted money market funds	300	—	—	300

Total financial assets	$121,277	$—	$—	$121,277

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$146,240	$—	$—	$146,240
Restricted money market funds	300	—	—	300

Total financial assets	$146,540	$—	$—	$146,540

Financial Liabilities
Warrant liabilities	$—	$—	$45,935	$45,935
Securities issuance obligation	—	—	10,485	10,485

Total financial liabilities	$—	$—	$56,420	$56,420

Money market funds and restricted money market funds are measured at fair value on a recurring basis using quoted prices and are classified as a Level 1 input.

The Company’s warrant liabilities and securities issuance obligation contained unobservable inputs that reflected the Company’s own assumptions in which there was little, if any, market activity at the measurement date. Accordingly, the Company’s warrant liabilities were measured at fair value on a recurring basis using unobservable inputs until such time the warrants were no longer considered derivative instruments. The changes in fair value of warrant liabilities were recognized as a component of other income (expense), net in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2020. The securities issuance obligation was measured at fair value on a recurring basis using unobservable inputs until the common stock and the common stock warrant were issued. The change in fair value of the securities issuance obligation was recognized as research and development expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2020. The warrant liabilities and the securities issuance obligation were classified as Level 3 inputs.

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

At January 31, 2020, the securities issuance obligation was settled by the issuance of common stock and a common stock warrant. The Company remeasured the fair value of its common stock issuance obligation based on the value of the common stock at the time of issuance. The warrant issuance obligation was remeasured using the following assumptions:

Warrant Issuance Obligation
Expected term (in years)	5.0
Expected volatility	43%
Risk-free interest rate	1.57%
Expected dividend yield	—%

The following table provides a summary of changes in the estimated fair values of the Company’s Level 3 financial liabilities:

	Series A Warrant Liability	Series B Warrant Liability	Warrant Issuance Obligation	Common Stock Issuance Obligation	Total
	(in thousands)
Balance, December 31, 2019	$32,616	$13,319	$3,036	$7,449	$56,420
Changes in fair value	11,597	4,643	152	1,333	17,725
Settlement of financial liabilities by securities issuance	—	—	(3,188)	(8,782)	(11,970)
Reclassification to equity	(44,213)	(17,962)	—	—	(62,175)

Balance, June 30, 2020	$—	$—	$—	$—	$—

There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2020.

5.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Cash	$2,256	$1,288
Cash equivalents:
Money market accounts	120,977	146,240

Total cash and cash equivalents	$123,233	$147,528

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows.

	June 30, 2020	June 30, 2019
	(in thousands)
Cash and cash equivalents	$123,233	$78,831
Restricted cash included in other assets	300	300

Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$123,533	$79,131

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Prepaid research and development project costs	$420	$853
Prepaid insurance	233	918
Other receivables	228	190
Other	511	408

Total prepaid expenses and other current assets	$1,392	$2,369

Property and Equipment, net

Property and equipment, net consists of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Software	$364	$352
Leasehold improvements	112	112
Computer equipment	89	89
Furniture and fixtures	3	3

Property and equipment, gross	568	556
Less: accumulated depreciation	(471)	(443)

Total property and equipment, net	$97	$113

Depreciation related to the Company’s property and equipment was $15,000 and $28,000 for the three and six months ended June 30, 2020 and $21,000 and $42,000 for the three and six months ended June 30, 2019.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Accrued research and development costs	$3,150	$2,668
Accrued employee related costs	2,442	3,420
Accrued professional fees	854	817
Operating lease liability	185	187
Other	67	78

Total accrued and other liabilities	$6,698	$7,170

6.	Leases

In June 2017, the Company entered into an operating lease agreement to lease the office space in Vancouver, Canada commencing March 1, 2018. The lease expires on February 28, 2023 and can be extended for an additional term of 5 years.

The components of lease expense and related cash flows for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease cost	$50	$51	$101	$102
Short-term lease cost	7	29	29	58

	57	80	130	160

Operating cash flows used for operating leases	$52	$52	$104	$92

As of June 30, 2020, the weighted average remaining lease term and discount rate for the operating lease are 2.7 years and 6.5%, respectively.

As of June 30, 2020, maturities of lease liability due under the lease agreement are as follows:

Years Ending December 31:	Operating Leases
(in thousands)
Remainder of 2020	$103
2021	210
2022	168

Total lease payments	481
Less imputed interest	(35)

Total	$446

In addition to base rent, the lease requires payment of non-lease and non-component costs. These costs are not included in the table above.

7.	Term Loan

In August 2018, the Company entered into a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB). Contemporaneously with executing the Loan Agreement, the Company drew down $5.0 million. On December 18, 2019, the Company repaid the $5.0 million term loan and paid the associated prepayment and final payment fees. In connection with the Loan Agreement, the Company issued a warrant to SVB to purchase 1,839 of the Company’s common stock at a price per share of $74.80. The warrant is immediately exercisable, will expire on August 21, 2028, contains a cashless exercise provision and is classified as equity.

During the three and six months ended June 30, 2019, the Company recognized interest expense of $0.1 million and $0.2 million, respectively. No interest expense was recognized for the three and six months ended June 30, 2020.

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

In connection with obligations under the amendment, the Company recognized a $10.5 million non-cash research and development expense for the year ended December 31, 2019 based on the fair value of the securities to be issued. On January 31, 2020, the Company fulfilled its obligation to issue securities by entering into a securities purchase agreement with Gilead, pursuant to which the Company issued to Gilead 725,283 shares of the Company’s common stock and a warrant to purchase 725,283 shares of common stock at a price per share of $13.20. The warrant is immediately exercisable, will expire on January 31, 2025 and contains a cash and/or cashless exercise provision. Upon remeasurement of the securities issuance obligation immediately prior to the issuance, an additional $1.5 million of non-cash research and development expense, representing changes in fair value of the securities since December 31, 2019, was recognized in the condensed consolidated statement of operations for the six months ended June 30, 2020. See Note 4, Fair Value Measurement for further discussions in valuation techniques.

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

In May 2016, the Company entered into an exclusive license agreement (Carna License Agreement) with Carna Biosciences, Inc. (Carna) for worldwide rights to develop and commercialize SRA141, a small molecule kinase inhibitor targeting Cdc7. In exchange for this exclusive right, the Company paid Carna an upfront payment of $0.9 million in June 2016. In June 2020, the Company entered into a collaboration agreement (Carna Collaboration Agreement) with Carna and terminated the Carna License Agreement. Pursuant to the Carna Collaboration Agreement, Carna paid an upfront fee of $0.3 million for the exclusive worldwide rights for SRA141 and other transition services. In addition, the Company will be entitled to single-digit royalties on product sales, on a product-by-product basis, and low to mid-teen profit share on royalty and non-royalty income. The upfront fee of $0.3 million was recorded as deferred revenue as of June 30, 2020 and will be recognized as revenue as performance obligation is satisfied over time.

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

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to effect the conversion of all outstanding options granted and available for grant under the incentive plans, shares reserved for issuance under the employee stock purchase plan and issued warrants.

	June 30, 2020	December 31, 2019
Shares reserved under Series A warrant	7,802,241	7,802,241
Shares reserved under Series B warrant	2,574,727	2,574,727
Shares reserved for future option grants under equity plans	2,913,669	51,514
Outstanding stock options under equity incentive plans	2,351,055	326,023
Outstanding warrants	727,122	1,839
Shares reserved under the 2015 employee stock purchase plan	17,500	17,500
Shares reserved for conversion of Series A Preferred Stock	—	7,803,273

Total common stock reserved for issuance	16,386,314	18,577,117

10.	Preferred Stock

As of June 30, 2020 and December 31, 2019, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001. There were no preferred stock outstanding as of June 30, 2020 and 103,000 shares of Series A convertible voting preferred stock (Series A Preferred Stock) outstanding as of December 31, 2019.

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

In connection with the Company’s November 2019 public offering of the Series A Preferred Stock, the Company issued Series A warrants to purchase up to 7,802,241 shares of common stock at an exercise price equal to $13.20, and Series B warrants to purchase up to 2,574,727 shares of common stock at an exercise price equal to $13.20. Both Series A and Series B warrants became exercisable, subject to certain beneficial ownership limitations, on January 22, 2020 following stockholder approval of the Reverse Stock Split which resulted in a sufficient number of authorized common stock to allow for the exercise of the warrants. The Series A warrants will expire five years from the date they first became exercisable or on January 22, 2025 and contain a cash and/or cashless exercise provision. The Series B warrants will expire on the 75th day anniversary following the announcement of top-line data from the Company’s MOMENTUM Phase 3 clinical trial of momelotinib and may only be exercised by paying the exercise price in cash, which would amount to approximately $34.0 million in proceeds to the Company if fully exercised.

The fair values of the Series A and Series B warrants were classified as warrant liabilities until they ceased to be derivative instruments, following stockholder approval of the Reverse Stock split which resulted in a sufficient number of authorized common stock to allow for the exercise of the warrants, at which time they were reclassified to equity. The Company revalued the warrant liabilities until they ceased to be derivative instruments using the Black-Scholes option pricing model. The Company recorded a $16.2 million non-cash expense relating to the change in fair value of warrant liabilities in other income (expense), net in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2020 (see Note 4).

12.	Stock-Based Compensation

In the accompanying condensed consolidated statements of operations, the Company recognized stock-based compensation expense for its employees and non-employees as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Research and development	$933	$1,229	$1,479	$2,413
General and administrative	2,684	529	3,056	1,044

Total stock-based compensation	$3,617	$1,758	$4,535	$3,457

Determination of Fair Value

The fair values of the Company’s stock-based awards granted during the three and six months ended June 30, 2020 and 2019 were estimated as of the grant date using the Black-Scholes option pricing model, based on assumptions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected term (in years)	5.3 – 7.0	5.3 – 6.1	5.3 – 7.0	5.3 – 6.9
Expected volatility	88 – 90%	90 – 92%	88 – 90%	90 – 94%
Risk-free interest rate	0.4 – 0.5%	1.9 – 2.3%	0.4 – 1.2%	1.9 – 2.6%
Expected dividend rate	—%	—%	—%	—%

Equity Incentive Plans

2018 Equity Inducement Plan

In September 2018, the Company’s Compensation Committee approved the 2018 Equity Inducement Plan (2018 Plan). The number of shares available for awards under the 2018 Plan was set to 37,500. On June 30, 2020, the Company’s Board of Directors approved an amendment to the 2018 Plan to increase the authorized number of shares available for issuance by 500,000 shares. As of June 30, 2020, 537,500 shares were reserved for issuance under the 2018 Plan. The exercise price of each stock-based award issued under the 2018 Plan is required to be no less than the fair value of the Company’s capital stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement.

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

As of June 30, 2020, 4,678,379 shares were reserved for issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will increase automatically on January 1 of each calendar year 2016 through 2025 by the number of shares equal to 4% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. The Company’s Board of Directors or Compensation Committee may reduce the amount of the increase in any particular year. The exercise price of each stock-based award issued under the 2015 Plan is required to be no less than the fair value of the Company’s capital stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement, unless modified.

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

A summary of activity under the 2008 Plan, 2015 Plan and 2018 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Options (in thousands)
Outstanding — December 31, 2019	51,514	326,023	$102.56	7.45	$11
Awards authorized	4,887,187
Options granted	(2,055,130)	2,055,130	13.51
Options forfeited/cancelled	30,098	(30,098)	57.08

Outstanding — June 30, 2020	2,913,669	2,351,055	$25.30	7.98	$9

Exercisable — June 30, 2020		358,948	$78.02	3.93	$—

Vested and expected to vest — June 30, 2020		2,152,111	$26.27	8.56	$9

The weighted-average grant date fair values of options granted during the three and six months ended June 30, 2020 was $10.14 and $8.69 per share, and $20.80 and $56.00 per share during the three and six months ended June 30, 2019. No options were exercised for the three and six months ended June 30, 2020. The aggregate intrinsic value of options exercised was insignificant for the three and six months ended June 30, 2019. The total grant date fair value of options vested for the three and six months ended June 30, 2020 was $2.2 million and $3.8 million, and $1.7 million and $4.3 million during the three and six months ended June 30, 2019.

In May 2020, the Company entered into a separation agreement with Dr. Glover, the Company’s former President and Chief Executive Officer, in connection with his resignation. Pursuant to the separation agreement, Dr. Glover’s unvested options that would have vested during the one-year period from the date of separation accelerated and vested immediately. The vesting date of all remaining unvested options accelerated by one year, and will vest in accordance with the accelerated vesting schedule as long as Dr. Glover is providing consulting services to the Company. All options that remain unvested following the termination of his consulting services will be cancelled. Furthermore, Dr. Glover received an extension of the expiration date of his vested stock options to 75 days following the Company’s announcement of the top-line data results from its MOMENTUM clinical trial. Compensation costs relating to the vesting acceleration and the modifications to option terms was $2.2 million for the three and six months ended June 30, 2020.

As of June 30, 2020, total unrecognized stock-based compensation related to unvested stock options was $19.2 million. These costs are expected to be recognized over a remaining weighted-average period of 3.3 years as of June 30, 2020.

13.	Income Taxes

The Company did not record a provision for U.S. federal income taxes for the three and six months ended June 30, 2020 because it expects to generate a loss for the year ended December 31, 2020. The income tax provision (benefit) for the three and six months ended June 30, 2020 represented foreign taxes. The Company’s net U.S. deferred tax assets continue to be offset by a full valuation allowance.

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

Overview

We are a late stage drug development company focused on advancing our product candidate, momelotinib, a potent, selective and orally-bioavailable JAK1 (Janus kinase 1), JAK2 (Janus kinase 2) and ACVR1 (Activin A receptor type 1) inhibitor with a potentially differentiated therapeutic profile for the treatment of myelofibrosis. We have a highly experienced management team with a proven track record of success in drug development, oriented towards achieving the successful registration and commercialization of momelotinib.

We acquired momelotinib from Gilead Sciences, Inc. (Gilead) in the third quarter of 2018. Momelotinib has been investigated in two completed Phase 3 trials for the treatment of myelofibrosis. Data from these trials indicate a potentially differentiated therapeutic profile encompassing anemia-related clinical benefits, as well as achieving constitutional symptom control benefits and substantive splenic volume reductions. Momelotinib may address significant unmet needs in myelofibrosis, which is characterized by progressive anemia and thrombocytopenia. Currently approved JAK inhibitor therapies, ruxolitinib and fedratinib, can induce or further exacerbate this myelosuppression, limiting their use in first line treatment and resulting in a population of second line patients who are no longer able to benefit from such therapies.

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

During the second quarter of 2020, at the 25th European Hematology Association (EHA) Virtual Congress, we reported favorable Long-Term Safety and Dose Intensity data for momelotinib from more than 550 patients across the two previously conducted SIMPLIFY Phase 3 studies and their subsequent ongoing extended treatment periods. These data were presented in posters by Professor Claire Harrison, Guy’s and St. Thomas’ NHS Foundation Trust, London, United Kingdom, and Dr. Vikas Gupta, Princess Margaret Cancer Centre, Toronto, Canada. More than 90 SIMPLIFY-1 and SIMPLIFY-2 patients continued to receive momelotinib for 3.5 years or longer. Consistent with prior data, and reflecting momelotinib’s differentiated pharmacological profile, our new long-term safety analyses continue to show a rapid and sustained increase in hemoglobin levels during momelotinib therapy, in contrast to the significant decrease in hemoglobin for patients receiving ruxolitinib. Patients treated with momelotinib also experienced significantly higher mean platelet counts compared to those receiving ruxolitinib. Importantly, patients who switched from ruxolitinib to momelotinib also achieved a sustained improvement in hemoglobin in both studies, and platelets in SIMPLIFY-1. In addition to an absence of significant rates of high-grade hematological toxicities, long-term tolerability was favorable with no new safety signals or evidence of cumulative toxicity. Momelotinib’s safety profile and durable benefits facilitated sustained dose intensity across the continuum of JAK inhibitor naïve and previously JAK inhibitor treated myelofibrosis patients. While the starting doses for ruxolitinib were often attenuated due to low platelets, further reductions in dose intensity were also commonly required for ruxolitinib. In contrast, momelotinib was initiated at full dose for all subjects enrolled to the SIMPLIFY studies and high dose intensity was maintained in the majority over extended durations. Patients who switched from ruxolitinib to momelotinib saw an immediate and sustained improvement in dose intensity. The data from the two interrelated presentation suggest that the favorable effect on hemoglobin and platelets allows momelotinib to be initiated at high dose intensity and maintained at high dose intensity over extended durations while retaining a favorable long-term safety profile. Notably, some patients continue to receive momelotinib 10 years after enrolling in the initial momelotinib Phase 2 trials while 90 Phase 3 SIMPLIFY patients who enrolled into those trials 4 to 6 years ago continue to receive momelotinib suggesting the dosing and safety profile contributes to momelotinib’s potential ability to provide sustained benefits over extended durations.

We anticipate releasing updated analyses comparing symptomatic benefits of momelotinib to ruxolitnib from the SIMLIFY-1 Phase 3 trial in late 2020.

During the second quarter of 2020, we continued to operationalize the MOMENTUM trial on a global basis, and trial enrollment is on track with top-line data currently anticipated in the first half of 2022. Due to the recent global outbreak of COVID-19, our clinical trials have been and may continue to be affected, and we are likely to experience delays in anticipated timelines and milestones, which will be difficult to predict until we have more visibility on the duration and impact of the COVID-19 pandemic and the potential institution of additional public health orders. We have experienced and may continue to experience some delays in planned site initiations and activations and may experience future delays in overall enrollment.

We believe that our current resources will be sufficient to execute on our development strategy for momelotinib into the second half of 2022, subject to the potential impact of COVID-19. We are also starting to explore non-dilutive options that could provide additional capital to support our North American commercialization strategy.

Our portfolio also includes SRA737, a potent, highly selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1), a promising target for the treatment of cancer which has a key role in the DNA Damage Response (DDR). We are currently focusing our resources on the development of momelotinib and have suspended development of SRA737. However, we are exploring options to support potential future continued development of SRA737, if any.

We wholly own momelotinib, subject to future milestone payments and royalties, and retain the global commercialization rights to SRA737.

Since inception, we have devoted substantially all of our resources to research and development activities, including the clinical development of momelotinib, and SRA737, SRA141, and PNT2258 our former lead product candidate, and to provide general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. Our net losses were $16.5 million and $48.4 million for the three and six months ended June 30, 2020 and $14.9 million and $27.9 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $814.1 million, of which approximately $428.0 million pertained to the revaluation and conversion of redeemable convertible preferred stock upon our initial public offering in July 2015, $37.2 million related to changes in fair value of our Series A and Series B warrant liabilities until their reclassification to equity in the first quarter of 2020, and $12.0 million pertained to a securities issuance obligation settled during the first quarter of 2020.

The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our clinical studies, employee or industry events, and effect on our suppliers and manufacturers, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our CROs, suppliers or third-party business partners conduct business and as a result, we have begun to experience more pronounced disruptions in our operations. We may experience constrained supply of momelotinib or comparator drug required for our ongoing Phase 3 trial, or, with respect to our clinical trials, delays in enrollment, site initiation, participant dosing, distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, prioritization of hospital resources toward pandemic effort, delays in review by the FDA and comparable foreign regulatory agencies, and disruptions in our supply chain for momelotinib. Any such delays to our planned MOMENTUM timeline could also impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital earlier than we had previously planned. We may be unable to raise additional capital if and when needed, which may result in further delays or suspension of our development plans. As of the filing date of this Quarterly Report on Form 10-Q, the extent to which COVID-19 may impact our financial condition, results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See the section entitled “Risk Factors” included elsewhere in this report for further discussion of the possible impact of the COVID-19 pandemic on our business.

We have funded our operations to date primarily from the issuance and sale of our common stock and convertible voting preferred stock through public offerings, and our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through exercises of our preferred stock warrants in private financings. As of June 30, 2020, we had cash and cash equivalents of $123.2 million.

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

Other Income (Expense), net

Changes in Fair Value of Warrant Liabilities

Our common stock warrants issued in connection with our November 2019 financing were classified as liabilities on our condensed consolidated balance sheets and, as such, were re-measured to fair value until January 2020, when they were no longer considered derivative instruments. Changes in fair value, which were directly attributable to changes in the fair value of the underlying stock and discount for lack of marketability, were recorded as an expense in the condensed consolidated statement of operations.

Other Income (expense), net

Other income (expense), net primarily consists of interest earned on our cash and cash equivalents and foreign currency exchange gains and losses related to transactions and monetary asset and liability balances denominated in currencies other than the U.S. dollar. For the three and six months ended June 30, 2019, it also included interest expense, non-cash amortization of debt issuance costs and the accrual of the final payment fee associated with a term loan. Foreign currency exchange gains and losses may fluctuate in the future due to changes in foreign currency exchange rates.

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

We did not record a provision for U.S. federal income taxes for the three and six months ended June 30, 2020 because we expect to generate a loss for the year ended December 31, 2020. Our income tax provision (benefit) for the three and six months ended June 30, 2020 represented foreign taxes. Our net U.S. deferred tax assets continue to be offset by a full valuation allowance.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

	Three Months Ended June 30,		Change
	2020	2019	$
	(in thousands)
Operating expenses:
Research and development	$10,189	$11,728	$(1,539)
General and administrative	6,260	3,479	2,781

Total operating expenses	16,449	15,207	1,242

Loss from operations	(16,449)	(15,207)	(1,242)
Other income (expense), net	(24)	348	(372)

Loss before provision for (benefit from) income taxes, net	(16,473)	(14,859)	(1,614)
Provision for (benefit from) income taxes, net	(11)	19	(30)

Net loss	$(16,462)	$(14,878)	$(1,584)

Research and Development

Research and development expenses decreased $1.5 million, from $11.7 million for the three months ended June 30, 2019 to $10.2 million for the three months ended June 30, 2020. The decrease was primarily due to a $2.1 million decrease in clinical trial, third-party manufacturing, research and preclinical costs for SRA737, a $1.1 million decrease in personnel-related and allocated overhead costs and a $0.9 million decrease in third-party manufacturing costs for momelotinib. These decreases were partially offset by a $2.6 million increase in clinical trial and development costs for momelotinib.

General and Administrative

General and administrative expenses increased $2.8 million, from $3.5 million for the three months ended June 30, 2019 to $6.3 million for the three months ended June 30, 2020. The increase was primarily due to a non-cash $2.2 million stock-based compensation charge and a $0.6 million severance charge pertaining to an executive resignation.

Other Income (Expense), net

Other income (expense), net decreased from $0.3 million of other income, net for the three months ended June 30, 2019 to $24,000 other expense, net for the three months ended June 30, 2020. The decrease was primarily related to a decrease in interest income due to lower interest rates.

Provision for (Benefit from) Income Taxes, net

The benefit from income taxes of $11,000 for the three months ended June 30, 2020 and the provision for income taxes of $19,000 for the three months ended June 30, 2019 represented foreign taxes.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

	Six Months Ended June 30,		Change
	2020	2019	$
	(in thousands)
Operating expenses:
Research and development	$21,780	$21,865	$(85)
General and administrative	10,804	6,844	3,960

Total operating expenses	32,584	28,709	3,875

Loss from operations	(32,584)	(28,709)	(3,875)
Other income (expense), net:
Changes in fair value of warrant liabilities	(16,240)	—	(16,240)
Other income, net	517	673	(156)

Total other income (expense), net	(15,723)	673	(16,396)

Loss before benefit from income taxes, net	(48,307)	(28,036)	(20,271)
Provision for (benefit from) income taxes, net	67	(126)	193

Net loss	$(48,374)	$(27,910)	$(20,464)

Research and Development

Research and development expenses decreased $0.1 million, from $21.9 million for the six months ended June 30, 2019, to $21.8 million for the six months ended June 30, 2020. The decrease was primarily due to a $5.2 million decrease in clinical trial, third-party manufacturing, research and preclinical costs for SRA737, a $2.1 million decrease in personnel-related and allocated overhead costs and a $0.6 million decrease in third-party manufacturing costs for momelotinib. These decreases were offset by a $6.3 million increase in clinical trial and development costs for momelotinib, and a non-cash charge of $1.5 million pertaining to the change in fair value of an obligation to issue common stock and a warrant to Gilead, which were issued during the first quarter of 2020.

General and Administrative

General and administrative expenses increased $4.0 million, from $6.8 million for the six months ended June 30, 2019 to $10.8 million for the six months ended June 30, 2020. The increase was primarily due to a $3.0 million increase in personnel-related and allocated overhead costs, including a non-cash $2.2 million stock-based compensation charge pertaining to the resignation of an executive, and $1.0 million of severance charges, offset by a decrease of $0.2 million in other personnel-related and allocated overhead costs. There was also an increase of $1.0 million in professional fees, including pre-commercial planning costs for momelotinib.

Changes in Fair Value of Warrant Liabilities

The changes in the fair value of our warrant liabilities were directly attributable to the change in the fair value of the underlying stock and discount for lack of marketability.

Other Income, net

Other income, net decreased from $0.7 million for the six months ended June 30, 2019 to $0.5 million for the six months ended June 30, 2020. The decrease was primarily attributable to a decrease in interest income due to lower interest rates for the six months ended June 30, 2020, partially offset by interest expense on the term loan for the six months ended June 30, 2019 that was not incurred during the six months ended June 30, 2020.

Provision for (Benefit from) Income Taxes, net

The provision for income taxes of $0.1 million for the six months ended June 30, 2020 and the benefit from income taxes of $0.1 million for the six months ended June 30, 2019 represented foreign taxes.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have never generated revenue and have incurred significant net losses. We have funded our operations to date primarily from the issuance and sale of our common stock and convertible voting preferred stock through public offerings, our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through exercises of our preferred stock warrants issued in private financings. Our net losses for the three and six months ended June 30, 2020 were $16.5 million and $48.4 million and for the three and six months ended June 30, 2019 were $14.9 million and $27.9 million. As of June 30, 2020, we had an accumulated deficit of $814.1 million, of which approximately $428.0 million pertained to the revaluation and conversion of redeemable convertible preferred stock upon our initial public offering in July 2015, $37.2 million related to changes in fair value of our Series A and Series B warrant liabilities until their reclassification to equity, and $12.0 million pertained to a securities issuance obligation settled in the first quarter of 2020. Our principal sources of liquidity as of June 30, 2020 were cash and cash equivalents of $123.2 million.

In November 2019, we completed an underwritten public offering of an aggregate of (i) 103,000 shares of Series A Preferred Stock, that all converted into 7,803,273 shares of common stock in January 2020, (ii) Series A warrants to purchase up to an aggregate of 7,802,241 shares of our common stock at an exercise price equal to $13.20, and (iii) Series B warrants to purchase up to an aggregate of 2,574,727 shares of common stock at an exercise price equal to $13.20. Each share of Series A Preferred Stock and the accompanying Series A and Series B warrants were issued at a combined price to the public of $1,000. The aggregate net proceeds received by us from the offering were $97.7 million, net of underwriting discounts and commissions and offering expenses. The Series A warrants contain a cash and/or cashless exercise provision and the Series B warrants may only be exercised by paying the exercise price in cash.

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

To fund our current operating plans, we will need to raise additional capital. Our existing cash and cash equivalents will not be sufficient for us to complete development and prepare for commercializing momelotinib. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities; however, we believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans into the second half of 2022, subject to the potential impact of COVID-19. In addition, Series B warrants, if fully exercised, would provide approximately $34.0 million in proceeds to us. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities. However, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts, including any potential impacts of the COVID-19 pandemic on our clinical development efforts.

We plan to continue to fund our current operating plans’ needs through equity financings or other arrangements, such as strategic partnerships and alliances or licensing arrangements. To the extent that we raise additional capital through future equity financings, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. If we raise additional funds through strategic partnerships and alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or momelotinib or grant licenses on terms unfavorable to us. There can be no assurance that such additional financing, if available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, we would need to reevaluate our future operating plans. We are exploring options to support the potential continued development of SRA737 in the future. There can be no assurance that we will successfully obtain the funding or support necessary to advance SRA737 or obtain such funding or support on commercially reasonable terms.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash used in operating activities	$(24,225)	$(27,622)
Cash used in investing activities	(12)	(19)
Cash provided by financing activities	—	445
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(58)	(19)

Net decrease in cash, cash equivalents and restricted cash	$(24,295)	$(27,215)

Cash Flows from Operating Activities

For the six months ended June 30, 2020, cash used in operating activities of $24.2 million was attributable to a net loss of $48.4 million, partially offset by $22.4 million in non-cash charges and a net change of $1.7 million in our net operating assets and liabilities. The non-cash charges consisted primarily of a $16.2 million change in fair value of our warrant liabilities, a $1.5 million non-cash charge relating to the securities issuable to Gilead in connection with the amendment to the Asset Purchase Agreement, and $4.5 million of non-cash stock-based compensation. The change in net operating assets and liabilities was primarily attributable to an increase of $1.0 million in our accounts payable, a $1.0 million increase resulting from changes in prepaid expenses and other assets and a $0.3 million increase in deferred revenue, partially offset by a decrease in our accrued, other and operating lease liabilities of $0.5 million.

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

Cash Flows from Investing Activities

For the six months ended June 30, 2020 and 2019, cash used in investing activities was attributable to the purchase of property and equipment.

Cash Flows from Financing Activities

For the six months ended June 30, 2020, no cash was provided by financing activities.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $123.2 million as of June 30, 2020, which consisted primarily of bank deposits and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. While the instruments in our portfolio are of short-term nature and a sudden change in market interest rates would not be expected to have a material impact, a zero-rate environment for an extended period of time could adversely affect our results of operations. A hypothetical 100 basis point increase in interest rate would have resulted in an increase of $0.3 million in our interest income for the three months ended June 30, 2020. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage hematology and oncology company with a limited operating history. Since inception, we have incurred significant operating losses. Our net losses were $48.4 million and $88.3 million for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $814.1 million. Investment in hematology and oncology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. For example, in June 2016 we decided to suspend the development of our former lead product candidate PNT2258 after an interim analysis of data from a Phase 2 clinical trial of PNT2258 indicated only modest efficacy. We have also decided to suspend the continued development of our product candidates SRA737 and SRA141 to focus our resources on the development of momelotinib. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue the development of momelotinib, fund research and preclinical studies and clinical trials, seek to identify additional product candidates, in-license additional products or technologies, seek regulatory approval, prepare for potential commercialization which will require a significant investment in areas related to contract manufacturing and inventory buildup and continue to operate as a public company.

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

While momelotinib is a late-stage product candidate for which previous Phase 3 clinical trial data suggest the potential to provide promising safety and efficacy in patients who are JAK inhibitor naïve and in patients who have previously received ruxolitinib, it will require additional clinical testing, including at least one additional adequate and well-controlled Phase 3 clinical trial, before we can seek regulatory approval and begin commercialization, if it all. While the FDA has provided regulatory clarity concerning the design of MOMENTUM, our Phase 3 clinical trial for momelotinib, and even though we launched MOMENTUM in the fourth quarter of 2019, there is no guarantee that we will obtain regulatory approval and be able to begin commercialization. Before we can generate any revenue from sales of momelotinib, we must complete additional development activities, including the submission of marketing applications such as New Drug Applications (NDAs) or foreign equivalents, for regulatory review and approval in multiple jurisdictions, make substantial investments, obtain access to sufficient commercial manufacturing capacity and engage in significant marketing and commercial access efforts.

We cannot commercialize momelotinib in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize momelotinib outside of the United States without obtaining regulatory approval from similar regulatory authorities outside of the United States, such as the EMA in Europe and the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom. Applications for regulatory approval and regulatory approval of momelotinib could be delayed or be denied for many reasons, including but not limited to the following:

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

The FDA previously provided regulatory feedback concerning the design of our MOMENTUM Phase 3 clinical trial for momelotinib, that we launched in the fourth quarter of 2019. While we believe the safety and efficacy profile of momelotinib in patients with myelofibrosis appears promising based on the prior Phase 3 trial results, the MOMENTUM Phase 3 trial we recently commenced in those patients may not be successful. This could occur for a variety of reasons related to efficacy or safety outcomes observed in the trial or to issues related to study conduct or study feasibility, including, but not limited to the following:

•	failure to identify sufficient countries willing to import and sites equipped to handle the active comparator danazol, a controlled substance in some countries;

•	delays in initiation and execution of the study in certain countries due to momelotinib and/or controlled substance danazol manufacturing, labeling, shipping and distribution logistical challenges;

•	failure to enroll or retain sufficient numbers of subjects because of competing studies, complexity of study design and/or the potential for patients to be randomized to the danazol-comparator arm;

•	delays in initiation of the trial due to implementation of privacy and data protection legislation;

•	issues with data retention due to lack of adherence to privacy and data protection legislation;

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

In addition, prior to NDA submission we will need to reach agreement with the FDA regarding pediatric development plans for momelotinib. Under the RACE for Children Act (2017), novel products targeting JAK1, JAK2, or ACVR1 require an agreed Pediatric Study Plan in an oncology indication. The scope of such an agreed plan is currently unknown, but it could include agreement on the conduct of non-clinical and/or clinical studies. In the European Union, we have obtained a waiver for pediatric development of momelotinib in myelofibrosis from the Pediatric Committee (PDCO).

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

•	failure of third-party contractors to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols;

•	suspension or termination of clinical trials for various reasons, including unacceptable health risks;

•	imposition of a clinical hold for safety reasons or following an inspection of our clinical trial operations or site by the FDA or foreign regulatory authorities;

•	greater than expected cost of clinical trials;

•	insufficient supply or quality of momelotinib or other materials, including the comparator (danazol), necessary to conduct clinical trials;

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

If we are required to conduct additional preclinical studies or clinical trials or other testing of momelotinib beyond those that we currently contemplate, if we are unable to successfully complete preclinical studies and clinical trials of momelotinib or other testing, or if the results of these studies, trials or tests do not reflect an acceptable safety or efficacy profile, we may:

•	be delayed or unable to submit additional CTAs or equivalents in one or more countries;

•	not have the permission of the FDA or other health authorities to commence clinical trials, or may have a clinical hold placed on one or more of our clinical trials;

•	be delayed in obtaining marketing approval;

•	not obtain marketing approval at all;

•	obtain marketing approval in some countries and not in others;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;

•	be subject to additional post-marketing testing requirements; or

•	have the product removed from the market after obtaining marketing approval.

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

We currently utilize third parties to, among other things, manufacture raw materials, momelotinib and danazol (the comparator in the MOMENTUM trial), components, parts, and consumables, perform quality testing and distribute drug product. If either we or any third- party in the supply chain for materials used in the production of momelotinib or danazol, are adversely impacted by restrictions resulting from the COVID-19 pandemic, our supply chain may be disrupted, limiting our ability to source drug substance and drug product for our clinical trials.

Further, infections and deaths related to COVID-19 are disrupting certain healthcare and healthcare regulatory systems globally. Such disruptions could divert healthcare resources away from, or materially delay review by, the FDA and comparable foreign regulatory agencies. As a result of the FDA’s updated industry guidance for conducting clinical trials issued on March 18, 2020, we may experience delays in or temporary suspension of the enrollment of patients in our ongoing clinical trials. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trial or delay in regulatory review resulting from such disruptions could materially adversely affect the development and study of momelotinib.

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

•	the proximity and availability of clinical trial sites for prospective patients;

•	the design of the trials, including the inclusion of a placebo or comparator arm in a trial;

•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•	our ability to obtain and maintain patient consents;

•	the risk that patients enrolled in clinical trials will drop out of the trials before completion; and

•	delays and difficulties in enrollment or patient retention in the trial due to the COVID-19 pandemic.

Our clinical trials compete with other clinical trials for product candidates that are in the same therapeutic areas as momelotinib. This competition reduces the number and types of patients and qualified clinical investigators available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors or clinical trial sites may not allow us to conduct our clinical trial at such site if competing trials are already being conducted there. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. We may also encounter difficulties finding a clinical trial site at which to conduct our trials. Moreover, because momelotinib is experimental, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, radiation and other approved therapies, rather than enroll patients in any one of our clinical trials. Global pandemics, such as COVID-19, could also negatively affect site initiation, as well as recruitment and retention, at sites in a region or city whose health care system becomes overwhelmed due to the pandemic. For example, as a result of COVID-19, several of our clinical trial sites have paused enrollment or are not prioritizing clinical trial activities or allowing enrollment, and of those sites still conducting clinical trial activities, the availability for patients to visit sites and have screening conducted may be limited. We may also experience delays or pauses in the delivery of required site activity equipment.

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

•	the extent to which we acquire or in-license other drugs and technologies, or to which we out-license our own products and technologies;

•	the extent to which we are able to enter into strategic partnerships and alliances or licensing arrangements with third parties for the commercialization of momelotinib in certain global regions;

•	our ability to establish and maintain collaborations on favorable terms, if at all;

•	the success of any collaborations that we may enter into with third parties;

•	the timing and amount of milestone and royalty payments;

•	the amount of revenue, if any, received from commercial sales of momelotinib or any future product candidates, should any such product candidates receive marketing approval; and

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

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

Prior to our acquisition of momelotinib, third parties had been responsible for all development activities including, drug process, preclinical and clinical development activities, submission of CTAs and INDs, development of the trial protocols, establishment and management of clinical and safety databases, submission of a pediatric investigation plan (PIP), and other activities. Although we believe the historical development activities were conducted in accordance with applicable rules and regulations in material respects, we cannot assure you that we will not discover inaccuracies or noncompliance in prior development activities that have an adverse effect on the future development of momelotinib. For example, a regulatory authority may choose to inspect an investigational site and/or vendor such as a CRO for a momelotinib study that was previously conducted by Gilead such as the SIMPLIFY-1 or SIMPLIFY-2 studies. Findings from such inspections could have an impact on the review of any future marketing applications by the FDA or foreign regulatory authorities.

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

While regulatory feedback was obtained concerning the design of our Phase 3 clinical trial for momelotinib from both the United States and European Union regulatory authorities, additional regulatory, scientific, ethics committee, and possibly other reviews will be required during the activation process for the MOMENTUM Phase 3 trial before the protocol is active at any particular site. It is possible that these reviews could require changes to the design of the study. If the FDA, EMA, MHRA, an ethics committee or scientific review board, or another regulatory authority objects to or otherwise does not accept or approve any future protocols or protocol amendments or requires us to further modify trial protocols, our related planned clinical development program may be delayed or suspended and/or we may not be able to gather information we think would be useful to advance development of momelotinib, and our development program may be adversely affected.

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

SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our shelf registration statement on Form S-3.

Under General Instruction I.B.6 to Form S-3, or the Baby Shelf Rule, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of our common stock held by non-affiliates of the Company, or our public float. We are currently limited by the Baby Shelf Rule as of the filing of this Quarterly Report on Form 10-Q, until such time as our public float exceeds $75 million. If we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays due to review by SEC staff.

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

Because we have limited financial and managerial resources, we focus our research and development efforts on our product candidate, momelotinib. As a result, we may advertently or inadvertently forgo or delay pursuit of opportunities with other product candidates, including SRA737, that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. In addition, if we halt or terminate programs in order to conserve capital and focus on our remaining program or programs, it may increase our reliance on the success of such programs and raise our exposure to the risk of failure among any of our programs.

While we have currently suspended development of SRA737, we are exploring options for potential future development of this product candidate, if any. However, there can be no assurance that we will successfully obtain development support or the funding necessary to advance SRA737 on commercially reasonable terms, or at all. If we are unable to obtain such support or funding, we may need to permanently cease development of SRA737.

The manufacture of momelotinib and the comparator, danazol requires outsourced, custom manufacturing and we may encounter difficulties in production, particularly with respect to formulation, process development or scaling up of our manufacturing capabilities. If our third-party manufacturers or suppliers encounter such difficulties, our ability to provide supply of momelotinib for preclinical studies, clinical trials or our products for patients, if approved, or danazol for the MOMENTUM trial could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

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

Supply chain logistics are complex for the MOMENTUM Phase 3 clinical trial of momelotinib, as it requires the administration of both an active drug (momelotinib) and a comparator (danazol) and there are risks associated with this process throughout the supply chain, from labeling, to distribution, dispensing, and administration. Although we have secured sufficient quantities of drug substance and drug product to supply our current momelotinib program, starting with the MOMENTUM Phase 3 clinical trial of momelotinib, we will need to obtain additional supplies from third-party manufacturers that we have engaged, or expect to engage. We have also secured sufficient quantities of danazol drug product to supply the comparator for the initial subjects who will enroll in the study. However, additional sourcing of danazol will be necessary in the future in order to complete the MOMENTUM Phase 3 clinical trial. Thus, we will need to obtain additional supplies from third-party manufacturers that we have engaged or expect to engage. Given the seemingly reduced use of danazol globally, demands for supply have decreased and therefore the ability to secure the required supply could be challenging and potentially impact the ability to execute and complete MOMENTUM. Furthermore, if third-party manufacturers of danazol, or any third-party in the supply chain, are adversely impacted by restrictions resulting from the COVID-19 outbreak, we may be unable to secure the supply required for our MOMENTUM study. Any potential limitation in supply of either momelotinib or danazol during the conduct of the MOMENTUM trial could be exacerbated due to the use of several regional depots and the number of sites that are participating in the study. Drug is shipped to sites as they enter a patient into screening. If the rate of screening exceeds expectations, there could be logistic challenges in refilling the supply at the depot. Although additional drug product could be shipped from another regional depot, logistic challenges could delay this as well. If the supply in a regional depot becomes depleted, screening in that region might need to be temporarily suspended until the supply is replenished. In addition, we may need to develop a pediatric formulation for momelotinib in the future. Although we are working to develop commercially viable manufacturing processes, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale up or formulation, process reproducibility, stability issues, lot consistency and timely availability of reagents or raw materials.

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

To our knowledge, there are currently two approved myelofibrosis drugs that specifically rely on JAK inhibition, ruxolitinib, marketed by Incyte Corporation as Jakafi® in the United States and by Novartis as Jakavi in rest of the world and fedratinib, marketed by Celgene Corporation as Inrebic® in the United States. In addition, there is one additional JAK inhibitor competitor in clinical development, at a similar state of development or more advanced than us. CTI Biopharma Corporation is developing pacritinib, for myelofibrosis patients with platelet counts less than 50,000/uL and has recently announced enrollment for their Phase 3 PACIFICA study. However, to our knowledge, there are no drugs that target JAK1, JAK2 and ACVR1 on the market, nor in development. Other competitors developing myelofibrosis therapeutics include Acceleron, Constellation Pharma and AbbVie. Celgene and Acceleron are developing luspatercept in a Phase 3 clinical trial for myelofibrosis. Constellation Pharma is developing CPI-0610, a BET inhibitor with recent corporate disclosure suggesting future clinical development will include a Phase 3 clinical trial in combination with ruxolitinib. AbbVie recently announced two Phase 3 clinical trials in combination with ruxolitinib for JAKi naïve and previously JAKi treated patients. Several additional companies are advancing assets in the early stages of development potentially for the myelofibrosis market. If momelotinib is approved, it will compete with existing therapies for the indication or indications for which it is approved. While we believe that momelotinib may have the ability to provide an anemia benefit in addition to treating the other manifestations of myelofibrosis, which we believe is unique within the JAK inhibitor class of agents, the market for momelotinib is competitive, and physicians and other prescribers may not recommend or prescribe momelotinib over other competing products.

Many of the companies against which we may compete have significantly greater financial and other resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the hematology and oncology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or that may be necessary for, our momelotinib program. Development efforts and clinical results of other companies may be unsuccessful or terminated, which could result in a negative perception of momelotinib, decreases in our stock price and adverse regulatory impacts, which could have a material and adverse effect on our ongoing development programs and our business.

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

Our ability to compete in the highly competitive oncology industry depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We have in the past and may in the future continue to experience changes in our executive management team resulting from the departure of executives or subsequent hiring of new executives, which may be disruptive to our business. For example, in June 2020, upon the departure of Dr. Nick Glover, Dr. Stephen Dilly assumed the role of President, Chief Executive Officer and director. We anticipate that we will experience a transitional period as Dr. Dilly becomes fully integrated into his new role, and such transition may have a disruptive impact on our ability to implement our business strategy and continue to advance momelotinib. Any changes in business strategies can create uncertainty, may negatively impact our ability to execute our business strategy and advance development, and may ultimately be unsuccessful. The impact of hiring new executives may not be immediately realized. We are also substantially dependent on the continued service of our existing management, scientific and medical personnel, including Dr. Barbara Klencke, our Chief Development Officer, and Dr. Mark Kowalski, our Chief Medical Officer, because of their familiarity with momelotinib and our development efforts. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, including due to illness resulting from COVID-19, and our inability to find suitable replacements, could result in delays in product development and harm our business.

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

We may form or seek strategic alliances or licensing arrangements, or create joint ventures or collaborations with third parties that we believe will complement or augment our development and commercialization efforts with respect to momelotinib and any future product candidates that we may acquire or develop, or that may provide for other economic value. For example, in June 2020, we licensed SRA141 back to Carna Biosciences, the original licensor. We will be entitled to certain profit share on royalty and non-royalty income and royalties on product sales. If Carna Biosciences or its collaborators fail to successfully develop and commercialize SRA141, we will receive limited to no value from this transaction. This or any future strategic transactions and relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, disrupt our management and business, forego potential future economic value or result in the loss of strategic value. These transactions and relationships also may result in a delay in the development of momelotinib or any future product candidates if we become dependent upon the other party and such other party does not prioritize the development of such product candidates relative to its other development activities.

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

We have certified under the European Union-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield with respect to our transfer of certain personal data from the European Union (EU) to the U.S. On July 16, 2020, the Court of Justice of the European Union (ECJ) invalidated the EU-U.S. Privacy Shield as a mechanism for managing personal data transfers between the EU and the U.S. and onward to other countries. While the ECJ upheld the adequacy of EU-specified standard contractual clauses (SCCs), a form of contract approved by the EU commission as an adequate data transfer mechanism, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances and that their use must be assessed on a case-by-case basis taking into account the surveillance laws and right of individuals in the U.S and other onward countries. The ECJ went on to state that, if the competent supervisory authority in an EU country believes that the SCCs cannot be complied with in the recipient country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer unless the data exporter has already done so itself. We will need to evaluate the mechanisms we currently use to transfer personal data from the EU to the U.S., and any additional mechanisms that may be required to maintain adequate safeguards for personal data transfer. As a result, we may be unsuccessful in maintaining appropriate compliance mechanisms for our transfer and receipt of personal data from the EU to the U.S. and may be at risk of experiencing reluctance or refusal of European or multi-national partners, clinical trial sites or other third parties with whom we do business and incurring potential regulatory penalties, which may have an adverse effect on our business.

If our operations are found to be in violation of any such health care laws and regulations, we may be subject to penalties, including administrative, civil and criminal penalties, monetary damages, disgorgement, imprisonment, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA or foreign regulatory authorities, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, any of which could adversely impact our financial results. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

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

Certain products we develop, such as momelotinib, if approved, may need to be administered under the supervision of a physician on an outpatient basis. Under applicable U.S. law, certain drugs that are not usually self-administered (including certain injectable drugs) may be eligible for coverage under the Medicare Part B program if:

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

The market price of our common stock has been and may continue to be subject to wide fluctuations. For example, we experienced a significant decrease in our stock price after we announced the suspension of the development of our former lead product candidate PNT2258 and the DNAi platform in June 2016 and after we announced the preliminary clinical data from our two Phase 1/2 studies of SRA737 in June 2019. In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. Factors affecting the market price of our common stock include, but are not limited to:

•	the timing and results of development activities related to momelotinib;

•	our capital requirements, anticipated financings and the related dilution;

•	the commencement, enrollment or results of future clinical trials we may conduct, or changes in the development status of momelotinib;

•	any delay in our regulatory filings for momelotinib and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;

•	disputes with Gilead regarding our acquisition of momelotinib and assumption of the related clinical trials;

•	our ability to acquire or in-license new product candidates to grow our pipeline;

•	adverse results or delays in preclinical studies or clinical trials;

•	changes in laws or regulations applicable to momelotinib, including but not limited to clinical trial requirements for approvals;

•	adverse developments concerning our manufacturers;

•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;

•	our inability to establish collaborations if needed, or to out-license momelotinib or technologies on favorable terms or at all;

•	our failure to commercialize momelotinib;

•	additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to the use of momelotinib;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	the size and growth of our initial target markets;

•	our ability to successfully treat additional types of cancers or at different stages;

•	actual or anticipated variations in quarterly operating results;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	changes in the market valuations of similar companies;

•	overall performance of the equity markets;

•	sales of our common stock by us or our stockholders in the future;

•	the low trading volume and limited public market for our common stock;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation;

•	actions instituted by activist shareholders or others;

•	general political and economic conditions, including global pandemics such as COVID-19; and

•	other events or factors, many of which are beyond our control.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Exhibit Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Bylaws	8-K	001-37490	3.1	April 16, 2020

10.1†*	Form of Employment Agreement between the Registrant and Stephen G. Dilly					X

10.2†*	Separation Agreement dated May 28, 2020 between the Registrant and Nick Glover					X

10.3	2018 Equity Inducement Plan, as amended, and forms of award agreements thereunder.					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

*	Indicates a management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
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

SIERRA ONCOLOGY, INC.

Date: August 6, 2020	By:	/s/ Stephen G. Dilly
Dr. Stephen G. Dilly
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Sukhi Jagpal
Sukhi Jagpal
Chief Financial Officer
(Principal Financial Officer)