Form 10-Q
period 2020-09-30
Sierra Oncology, Inc.
filed 2020-11-05
CIK 1290149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 2, 2020, there were 11,040,600 shares of the Registrant’s Common Stock outstanding.

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIERRA ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$109,014	$147,528
Prepaid expenses and other current assets	2,956	2,369
Total current assets	111,970	149,897
Property and equipment, net	63	113
Operating lease right-of-use asset	354	589
Other assets	657	729
TOTAL ASSETS	$113,044	$151,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued and other liabilities	$5,727	$7,170
Accounts payable	1,540	1,019
Deferred revenue	200	—
Warrant liabilities	—	45,935
Securities issuance obligation	—	10,485
Total current liabilities	7,467	64,609
Operating lease liability	217	374
TOTAL LIABILITIES	7,684	64,983
Commitments and Contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2020 and December 31, 2019; nil shares issued and outstanding as of September 30, 2020 and 103,000 shares of Series A convertible voting preferred stock issued and outstanding as of December 31, 2019	—	1
Common stock, $0.001 par value; 500,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 10,495,732 and 1,867,176 shares issued and outstanding as of September 30, 2020 and December 31, 2019	10	74
Additional paid-in capital	933,916	851,957
Accumulated deficit	(828,566)	(765,687)
TOTAL STOCKHOLDERS’ EQUITY	105,360	86,345
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$113,044	$151,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Collaboration revenue	$100	$—	$100	$—
Operating expenses:
Research and development	10,432	10,113	32,212	31,978
General and administrative	4,112	3,151	14,916	9,995
Total operating expenses	14,544	13,264	47,128	41,973
Loss from operations	(14,444)	(13,264)	(47,028)	(41,973)
Other income (expense), net:
Changes in fair value of warrant liabilities	—	—	(16,240)	—
Other income (expense), net	(22)	288	495	961
Total other income (expense), net	(22)	288	(15,745)	961
Loss before provision for (benefit from) income taxes, net	(14,466)	(12,976)	(62,773)	(41,012)
Provision for (benefit from) income taxes, net	39	(73)	106	(199)
Net loss and comprehensive loss	$(14,505)	$(12,903)	$(62,879)	$(40,813)
Net loss per common share, basic and diluted	$(1.39)	$(6.91)	$(6.09)	$(21.88)
Weighted-average shares used in computing net loss per common share, basic and diluted	10,441,384	1,867,176	10,331,650	1,865,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Series A Convertible Voting Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2019	103,000	$1	$1,867,176	$74	$851,957	$(765,687)	$86,345
Conversion of Series A convertible voting preferred stock to common stock	(103,000)	(1)	7,803,273	8	(7)	—	—
Reclassification of warrant liabilities to equity	—	—	—	—	62,175	—	62,175
Issuance of common stock in connection with an amendment to the asset purchase agreement	—	—	725,283	1	8,781	—	8,782
Issuance of warrant in connection with an amendment to the asset purchase agreement	—	—	—	—	3,188	—	3,188
Stock-based compensation	—	—	—	—	918	—	918
Reverse stock split adjustment	—	—	—	(73)	73	—	—
Net loss	—	—	—	—	—	(31,912)	(31,912)
Balance—March 31, 2020	—	—	10,395,732	10	927,085	(797,599)	129,496
Stock-based compensation	—	—	—	—	3,617	—	3,617
Net loss	—	—	—	—	—	(16,462)	(16,462)
Balance—June 30, 2020	—	—	10,395,732	10	930,702	(814,061)	116,651
Stock-based compensation	—	—	—	—	2,074	—	2,074
Issuance of common stock from an At-The-Market equity offering, net of offering costs	—	—	100,000	—	1,140	—	1,140
Net loss	—	—	—	—	—	(14,505)	(14,505)
Balance—September 30, 2020	—	$—	10,495,732	$10	$933,916	$(828,566)	$105,360

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2018	1,859,120	$74	$771,817	$(677,412)	$94,479
Issuance of common stock for exercise of stock options	8,056	—	445	—	445
Stock-based compensation	—	—	1,699	—	1,699
Net loss	—	—	—	(13,032)	(13,032)
Balance—March 31, 2019	1,867,176	$74	$773,961	$(690,444)	$83,591
Stock-based compensation	—	—	1,758	—	1,758
Net loss	—	—	—	(14,878)	(14,878)
Balance—June 30, 2019	1,867,176	$74	$775,719	$(705,322)	$70,471
Stock-based compensation	—	—	1,280	—	1,280
Net loss	—	—	—	(12,903)	(12,903)
Balance—September 30, 2019	1,867,176	$74	$776,999	$(718,225)	$58,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,879)	$(40,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of warrant liabilities	16,240	—
Securities issuance obligation	1,485	—
Stock-based compensation	6,609	4,737
Depreciation and amortization	191	188
Asset impairment	106	—
Other	108	(101)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(586)	(416)
Accrued, other and operating lease liabilities	(1,624)	(2,345)
Accounts payable	531	22
Deferred revenue	200	—
Net cash used in operating activities	(39,619)	(38,728)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12)	(33)
Net cash used in investing activities	(12)	(33)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock from At-The-Market equity offering, net of offering costs	1,140	—
Proceeds from exercise of common stock options	—	445
Net cash provided by financing activities	1,140	445
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(23)	(36)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(38,514)	(38,352)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	147,828	106,346
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$109,314	$67,994
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for (refund of) income taxes, net	$17	$(95)
Cash paid for interest	$—	$246
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Issuance of common stock and common stock warrant in connection with an amendment to the asset purchase agreement	$11,970	$—
Reclassification of warrant liabilities to equity	$62,175	$—
Right-of-use asset obtained in exchange for operating lease obligation	$—	$771
Unpaid deferred financing costs in accrued and other liabilities	$94	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	The Company and Basis of Presentation

Organization and Description of Business

Sierra Oncology, Inc. (together with its subsidiaries, collectively referred to as the “Company”), a Delaware corporation, is a late stage biopharmaceutical company focused on the Phase 3 execution, registration and potential commercialization of momelotinib, a novel drug that may address serious unmet needs in myelofibrosis. Momelotinib is a selective and orally-bioavailable JAK1 (Janus kinase 1), JAK2 (Janus kinase 2) and ACVR1 (Activin A receptor type 1) inhibitor with a differentiated mechanism of action that enables it to potentially address all three key drivers of myelofibrosis: anemia of inflammation, constitutional symptoms and enlarged spleen. More than 1,200 subjects have received momelotinib since clinical studies began in 2009, including more than 800 patients treated for myelofibrosis. Several of these patients remain on treatment for more than 10 years.

The Company’s portfolio also includes SRA737, a selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1), an emerging target for the treatment of cancer which has a key role in the DNA Damage Response (DDR). The Company is currently focusing its resources on the development of momelotinib and exploring options to support any future continued development of SRA737.

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

As of September 30, 2020, the Company had $109.0 million of cash and cash equivalents. The Company believes that its balance of cash and cash equivalents as of the date of the issuance of these condensed consolidated financial statements is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue raising additional capital through equity financings or other arrangements.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and notes required for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 3, 2020. There were no significant changes to the accounting policies during the nine months ended September 30, 2020 from the significant accounting policies described in Note 2 to the consolidated financial statements in the 2019 Form 10-K. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

These unaudited condensed consolidated financial statements and related disclosure have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The condensed consolidated results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited consolidated financial statements as of that date.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expense during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to the fair value of stock options and the warrant issued, the fair value of the securities issuance obligation, the probability of achieving performance-based milestones of stock options, accruals such as research and development costs, and recoverability of the Company’s net deferred tax assets and related valuation allowance. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

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

The following shares of common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	September 30, 2020	September 30, 2019
Series A warrants for common stock	7,802,241	—
Series B warrants for common stock	2,574,727	—
Options to purchase common stock	4,246,167	328,656
Warrants for common stock	727,122	1,839
Total potential dilutive shares	15,350,257	330,495

In October 2020, the Company issued 544,868 shares of its common stock under its At-The-Market (ATM) program for proceeds of $6.5 million, net of commissions (see Note 9).

4.	Fair Value Measurements

The Company measures and reports its cash equivalents, restricted cash, warrant liabilities and securities issuance obligation at fair value. The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$106,277	$—	$—	$106,277
Restricted money market funds	300	—	—	300
Total financial assets	$106,577	$—	$—	$106,577

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$146,240	$—	$—	$146,240
Restricted money market funds	300	—	—	300
Total financial assets	$146,540	$—	$—	$146,540
Financial Liabilities
Warrant liabilities	$—	$—	$45,935	$45,935
Securities issuance obligation	—	—	10,485	$10,485
Total financial liabilities	$—	$—	$56,420	$56,420

Money market funds and restricted money market funds are measured at fair value on a recurring basis using quoted prices and are classified as a Level 1 input.

The Company’s warrant liabilities and securities issuance obligation contained unobservable inputs that reflected the Company’s own assumptions in which there was little, if any, market activity at the measurement date. Accordingly, the Company’s warrant liabilities were measured at fair value on a recurring basis using unobservable inputs until such time the warrants were no longer considered derivative instruments. The changes in fair value of warrant liabilities were recognized as a component of other income (expense), net in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2020. The securities issuance obligation was measured at fair value on a recurring basis using unobservable inputs until the common stock and the common stock warrant were issued. The change in fair value of the securities issuance obligation was recognized as research and development expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2020. The warrant liabilities and the securities issuance obligation were classified as Level 3 inputs.

The assumptions used in calculating the estimated fair values represented the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

On January 22, 2020, Warrant A and Warrant B were no longer considered to be derivative instruments. The Company remeasured the fair value of the warrant liabilities at the time of reclassification to equity using the following assumptions:

	Series A Warrant	Series B Warrant
Expected term (in years)	5.0	2.1
Expected volatility	43%	88%
Risk-free interest rate	1.57%	1.53%
Expected dividend yield	—%	—%

On January 31, 2020, the securities issuance obligation was settled by the issuance of common stock and a common stock warrant. The Company remeasured the fair value of its common stock issuance obligation based on the value of the common stock at the time of issuance. The warrant issuance obligation was remeasured using the following assumptions:

Warrant Issuance Obligation
Expected term (in years)	5.0
Expected volatility	43%
Risk-free interest rate	1.57%
Expected dividend yield	— %

The following table provides a summary of changes in the estimated fair values of the Company’s Level 3 financial liabilities:

	Series A Warrant Liability	Series B Warrant Liability	Warrant Issuance Obligation	Common Stock Issuance Obligation	Total
	(in thousands)
Balance, December 31, 2019	$32,616	$13,319	$3,036	$7,449	$56,420
Changes in fair value	11,597	4,643	152	1,333	17,725
Settlement of financial liabilities by securities issuance	—	—	(3,188)	(8,782)	(11,970)
Reclassification to equity	(44,213)	(17,962)	—	—	(62,175)
Balance, September 30, 2020	$—	$—	$—	$—	$—

There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2020.

5.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Cash	$2,737	$1,288
Cash equivalents:
Money market accounts	106,277	146,240
Total cash and cash equivalents	$109,014	$147,528

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows.

	September 30, 2020	September 30, 2019
	(in thousands)
Cash and cash equivalents	$109,014	$67,694
Restricted cash included in other assets	300	300
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$109,314	$67,994

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Prepaid insurance	$1,464	$918
Prepaid research and development project costs	456	853
Other receivables	328	190
Other	708	408
Total prepaid expenses and other current assets	$2,956	$2,369

Property and Equipment, net

Property and equipment, net consists of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Software	$364	$352
Leasehold improvements	112	112
Computer equipment	89	89
Furniture and fixtures	3	3
Property and equipment, gross	568	556
Less: accumulated depreciation	(505)	(443)
Total property and equipment, net	$63	$113

Depreciation related to the Company’s property and equipment was $34,000 and $ 0.1 million for the three and nine months ended September 30, 2020 and $21,000 and $0.1 million for the three and nine months ended September 30, 2019.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Accrued employee related costs	$3,003	$3,420
Accrued research and development costs	1,648	2,668
Accrued professional fees	806	817
Operating lease liability	193	187
Other	77	78
Total accrued and other liabilities	$5,727	$7,170

6.	Leases

In June 2017, the Company entered into an operating lease agreement to lease the office space in Vancouver, Canada commencing March 1, 2018. The lease expires on February 28, 2023 and can be extended for an additional term of 5 years.

The components of lease expense and related cash flows for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease cost	$51	$50	$152	$152
Short-term lease cost	7	30	36	88
	58	80	188	240

Operating cash flows used for operating leases	$53	$53	$157	$145

As of September 30, 2020, the weighted average remaining lease term and discount rate for the operating lease are 2.4 years and 6.5%, respectively.

As of September 30, 2020, maturities of lease liability due under the lease agreement are as follows:

Years Ending December 31:	Operating Leases
(in thousands)
Remainder of 2020	$53
2021	215
2022	171
Total lease payments	439
Less imputed interest	(29)
Total	$410

In addition to base rent, the lease requires payment of non-lease and non-component costs. These costs are not included in the table above.

As a result of prolonged office closure due to COVID-19, the Company determined the carrying value of the operating right-of-use asset was not fully recoverable. Based on current market conditions, the Company recorded an impairment charge of $0.1 million during the three months ended September 30, 2020.

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

During the three and nine months ended September 30, 2019, the Company recognized interest expense of $0.1 million and $0.4 million, respectively. No interest expense was recognized for the three and nine months ended September 30, 2020.

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

In connection with obligations under the amendment, the Company recognized a $10.5 million non-cash research and development expense for the year ended December 31, 2019 based on the fair value of the securities to be issued. On January 31, 2020, the Company fulfilled its obligation to issue securities by entering into a securities purchase agreement with Gilead, pursuant to which the Company issued to Gilead 725,283 shares of the Company’s common stock and a warrant to purchase 725,283 shares of common stock at a price per share of $13.20. The warrant is immediately exercisable, will expire on January 31, 2025 and contains a cash and/or cashless exercise provision. Upon remeasurement of the securities issuance obligation immediately prior to the issuance, an additional $1.5 million of non-cash research and development expense, representing changes in fair value of the securities since December 31, 2019, was recognized in the condensed consolidated statement of operations for the nine months ended September 30, 2020. See Note 4, Fair Value Measurement for further discussions in valuation techniques.

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

In May 2016, the Company entered into an exclusive license agreement (Carna License Agreement) with Carna Biosciences, Inc. (Carna) for worldwide rights to develop and commercialize SRA141, a small molecule kinase inhibitor targeting Cdc7. In exchange for this exclusive right, the Company paid Carna an upfront payment of $0.9 million in June 2016. In June 2020, the Company entered into a collaboration agreement (Carna Collaboration Agreement) with Carna and terminated the Carna License Agreement. Pursuant to the Carna Collaboration Agreement, Carna paid an upfront fee of $0.3 million for the exclusive worldwide rights for SRA141 and other transition services. In addition, the Company will be entitled to single-digit royalties on product sales, on a product-by-product basis, and low to mid-teen profit share on royalty and non-royalty income. During the three months ended September 30, 2020, the Company recognized $0.1 million of collaboration revenue, representing the progress it made towards its fulfillment of the performance obligation pursuant to the Carna Collaboration Agreement. The remaining $0.2 million of the upfront fee was recorded as deferred revenue as of September 30, 2020 and will be recognized as collaboration revenue as the performance obligation is satisfied over time.

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

At-The-Market Common Stock Offering

In August 2020, the Company entered into an open market sale agreement, pursuant to which it can issue and sell an aggregate of up to $20.0 million of its common stock from time to time in ATM offerings. During the three months ended September 30, 2020, the Company sold 100,000 shares under the ATM program for net proceeds of $1.1 million, net of commissions and offering expenses.

Common Stock Reserved for Issuance

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to effect the conversion of all outstanding options granted and available for grant under the incentive plans, shares reserved for issuance under the employee stock purchase plan and issued warrants.

	September 30, 2020	December 31, 2019
Shares reserved under Series A warrant	7,802,241	7,802,241
Shares reserved under Series B warrant	2,574,727	2,574,727
Shares reserved for future option grants under equity plans	1,018,557	51,514
Outstanding stock options under equity incentive plans	4,246,167	326,023
Outstanding warrants	727,122	1,839
Shares reserved under the 2015 employee stock purchase plan	17,500	17,500
Shares reserved for conversion of Series A Preferred Stock	—	7,803,273
Total common stock reserved for issuance	16,386,314	18,577,117

10.	Preferred Stock

As of September 30, 2020 and December 31, 2019, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001. There were no preferred stock outstanding as of September 30, 2020 and 103,000 shares of Series A convertible voting preferred stock (Series A Preferred Stock) outstanding as of December 31, 2019.

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

The fair values of the Series A and Series B warrants were classified as warrant liabilities until they ceased to be derivative instruments, following stockholder approval of the Reverse Stock split which resulted in a sufficient number of authorized common stock to allow for the exercise of the warrants, at which time they were reclassified to equity. The Company revalued the warrant liabilities until they ceased to be derivative instruments using the Black-Scholes option pricing model. The Company recorded a $16.2 million non-cash expense relating to the change in fair value of warrant liabilities in other income (expense), net in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2020 (see Note 4).

12.	Stock-Based Compensation

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

In the accompanying condensed consolidated statements of operations, the Company recognized stock-based compensation expense for its employees and non-employees as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Research and development	$1,174	$856	$2,653	$3,269
General and administrative	900	424	3,956	1,468
Total stock-based compensation	$2,074	$1,280	$6,609	$4,737

Determination of Fair Value

The fair values of the Company’s stock-based awards granted during the three and nine months ended September 30, 2020 and 2019 were estimated as of the grant date using the Black-Scholes option pricing model, based on assumptions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected term (in years)	5.5 – 7.0	6.0 – 6.1	5.3 – 7.0	5.3 – 6.9
Expected volatility	88 – 89%	91%	88 – 90%	90 – 94%
Risk-free interest rate	0.3 – 0.5%	1.6%	0.3 – 1.2%	1.6 – 2.6%
Expected dividend rate	—%	—%	—%	—%

Equity Incentive Plans

2018 Equity Inducement Plan

In September 2018, the Company’s Compensation Committee approved the 2018 Equity Inducement Plan (2018 Plan). The number of shares available for awards under the 2018 Plan was set to 37,500. On June 30, 2020, the Company’s Board of Directors approved an amendment to the 2018 Plan to increase the authorized number of shares available for issuance by 500,000 shares. As of September 30, 2020, 537,500 shares were reserved for issuance under the 2018 Plan. The exercise price of each stock-based award issued under the 2018 Plan is required to be no less than the fair value of the Company’s common stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement.

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

As of September 30, 2020, 4,678,379 shares were reserved for issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will increase automatically on January 1 of each calendar year 2016 through 2025 by the number of shares equal to 4% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. The Company’s Board of Directors or Compensation Committee may reduce the amount of the increase in any particular year. The exercise price of each stock-based award issued under the 2015 Plan is required to be no less than the fair value of the Company’s common stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement, unless modified.

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

A summary of activity under the 2008 Plan, 2015 Plan and 2018 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Options (in thousands)
Outstanding — December 31, 2019	51,514	326,023	$102.56	7.45	$11
Awards authorized	4,887,187
Options granted	(3,965,439)	3,965,439	12.84
Options forfeited/cancelled	45,295	(45,295)	45.35
Outstanding — September 30, 2020	1,018,557	4,246,167	$19.38	8.71	$3
Exercisable — September 30, 2020		413,241	$70.97	3.95	$—
Vested and expected to vest — September 30, 2020		3,216,792	$21.53	8.83	$3

The weighted-average grant date fair values of options granted during the three and nine months ended September 30, 2020 was $8.85 and $8.77 per share, and $14.80 and $54.80 per share during the three and nine months ended September 30, 2019. No options were exercised for the three and nine months ended September 30, 2020. The aggregate intrinsic value of options exercised was insignificant for the three and nine months ended September 30, 2019. The total grant date fair value of options vested for the three and nine months ended September 30, 2020 was $0.7 million and $4.5 million, and $1.0 million and $5.3 million during the three and nine months ended September 30, 2019.

In May 2020, the Company entered into a separation agreement with Dr. Glover, the Company’s former President and Chief Executive Officer, in connection with his resignation. Pursuant to the separation agreement, Dr. Glover’s unvested options that would have vested during the one-year period from the date of separation accelerated and vested immediately. The vesting date of all remaining unvested options accelerated by one year, and will vest in accordance with the accelerated vesting schedule as long as Dr. Glover is providing consulting services to the Company. All options that remain unvested following the termination of his consulting services will be cancelled. Furthermore, Dr. Glover received an extension of the expiration date of his vested stock options to 75 days following the Company’s announcement of the top-line data results from its MOMENTUM clinical trial. Compensation costs relating to the vesting acceleration and the modifications to option terms was nil and $2.2 million for the three and nine months ended September 30, 2020.

In August 2020, the Company granted executives and employees 1,107,250 stock options with performance-based conditions. Vesting is achieved based upon the completion of pre-determined milestones. As of September 30, 2020, all of the performance-based options remain unvested. For the three and nine months ended September 30, 2020, the Company has recognized approximately $0.2 million in stock-based compensation expense related to the options with performance-based criteria.

As of September 30, 2020, total unrecognized stock-based compensation related to unvested stock options with only service-vesting conditions was $24.1 million and are expected to be recognized over a remaining weighted-average period of 3.3 years. As of September 30, 2020, total unrecognized stock-based compensation related to unvested stock options with performance-based conditions was $9.7 million.

13.	Income Taxes

The Company did not record a provision for U.S. federal income taxes for the three and nine months ended September 30, 2020 because it expects to generate a loss for the year ended December 31, 2020. The income tax provision for the three and nine months ended September 30, 2020 represented foreign taxes. The Company’s net U.S. deferred tax assets continue to be offset by a full valuation allowance.

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

Overview

We are a late stage biopharmaceutical company focused on the Phase 3 execution, registration and potential commercialization of momelotinib, a novel drug that may address serious unmet needs in myelofibrosis. Momelotinib is in a pivotal Phase 3 clinical trial for patients with myelofibrosis and has been investigated in clinical studies with more than 800 patients worldwide. Several of these patients remain on treatment for more than 10 years.

In the third quarter of 2018, we acquired momelotinib from Gilead Sciences, Inc. (Gilead), which had completed several late-stage trials of the drug candidate in patients with myelofibrosis. Myelofibrosis is characterized by progressive anemia and thrombocytopenia and currently approved JAK inhibitor therapies, ruxolitinib and fedratinib, can induce or further exacerbate this myelosuppression, limiting their use in first line treatment and resulting in a population of second line patients who are no longer able to benefit from such therapies. Momelotinib is a novel, orally-bioavailable JAK1 (Janus kinase 1), JAK2 (Janus kinase 2) and ACVR1 (Activin A receptor type 1) inhibitor with a differentiated mechanism of action, enabling it to potentially address all three hallmarks of disease in myelofibrosis: anemia of inflammation, constitutional symptoms and enlarged spleen.

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

During the second quarter of 2020, at the 25th European Hematology Association (EHA) Virtual Congress, we reported favorable Long-Term Safety and Dose Intensity data for momelotinib from more than 550 patients across the two previously conducted SIMPLIFY Phase 3 studies and their subsequent ongoing extended treatment periods. More than 90 SIMPLIFY-1 and SIMPLIFY-2 patients continued to receive momelotinib for 3.5 years or longer. These data were presented in posters by Professor Claire Harrison, Guy's and St. Thomas' NHS Foundation Trust, London, United Kingdom, and Dr. Vikas Gupta, Princess Margaret Cancer Centre, Toronto, Canada. The key findings were:

•

Consistent with prior data, and reflecting momelotinib's differentiated pharmacological profile, our new long-term safety analyses continue to show a rapid and sustained increase in hemoglobin levels during momelotinib therapy, in contrast to the significant decrease in hemoglobin for patients receiving ruxolitinib. Patients treated with momelotinib also experienced significantly higher mean platelet counts compared to those receiving ruxolitinib. Importantly, patients who switched from ruxolitinib to momelotinib also achieved a sustained improvement in hemoglobin in both studies, and platelets in SIMPLIFY-1. In addition to an absence of significant rates of high-grade hematological toxicities, long-term tolerability was favorable with no new safety signals or evidence of cumulative toxicity.

•

Momelotinib's safety profile and durable benefits facilitated sustained dose intensity across the continuum of JAK inhibitor naïve and previously JAK inhibitor treated myelofibrosis patients. While the starting doses for ruxolitinib were often attenuated due to low platelets, further reductions in dose intensity were also commonly required for ruxolitinib. In contrast, momelotinib was initiated at full dose for all subjects enrolled to the SIMPLIFY studies and high dose intensity was maintained in the majority over extended durations. Patients who switched from ruxolitinib to momelotinib saw an immediate and sustained improvement in dose intensity.

•

The data from the two interrelated presentations suggest that the favorable effect on hemoglobin and platelets allows momelotinib to be initiated at full dose intensity and maintained for the majority of patients at full dose intensity over extended durations while retaining a favorable long-term safety profile. Notably, some patients continued to receive momelotinib 10 years after enrolling in the initial momelotinib Phase 2 trials while 90 Phase 3 SIMPLIFY patients who enrolled into those trials 4 to 6 years ago continued to receive momelotinib. We believe the dosing and safety profile may contribute to momelotinib’s potential ability to provide sustained benefits over extended durations.

We anticipate releasing updated analyses from the previously completed Phase 3 SIMPLIFY studies of momelotinib at the American Society of Hematology Annual Meeting in December 2020, including overall survival data as well as efficacy data for momelotinib compared to ruxolitinib in patients with low platelet levels.

During 2020, we continued to operationalize the MOMENTUM trial on a global basis, and trial enrollment is on track with top-line data currently anticipated in the first half of 2022. Due to the recent global outbreak of COVID-19, our clinical trials have been and may continue to be affected, and we are likely to experience delays in anticipated timelines and milestones, which will be difficult to predict until we have more visibility on the duration and impact of the COVID-19 pandemic and the potential institution of additional public health orders. We have experienced and may continue to experience some delays in planned site initiations and activations and may experience future delays in overall enrollment.

We believe that our current resources will be sufficient to execute on our development strategy for momelotinib into the second half of 2022, subject to the potential impact of COVID-19. We are also starting to explore non-dilutive options that could provide additional capital to support our North American commercialization strategy.

Our portfolio also includes SRA737, a selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1), an emerging target for the treatment of cancer which has a key role in the DNA Damage Response (DDR). We are currently focusing our resources on the development of momelotinib and have suspended development of SRA737. However, we are exploring options to support potential future continued development of SRA737, if any.

We wholly own momelotinib, subject to future milestone payments and royalties, and retain the global commercialization rights to SRA737.

Since inception, we have devoted substantially all of our resources to research and development activities, including the clinical development of momelotinib and SRA737 as well as SRA141, and PNT2258 our former product candidates, and to provide general and administrative support for these operations. We have never generated product revenue and have incurred significant net losses since inception. Our net losses were $14.5 million and $62.9 million for the three and nine months ended September 30, 2020 and $12.9 million and $40.8 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $828.6 million, of which approximately $428.0 million pertained to the revaluation and conversion of redeemable convertible preferred stock upon our initial public offering in July 2015, $37.2 million related to changes in fair value of our Series A and Series B warrant liabilities until their reclassification to equity in the first quarter of 2020, and $12.0 million pertained to a securities issuance obligation settled during the first quarter of 2020.

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

We have funded our operations to date primarily from the issuance and sale of our common stock and convertible voting preferred stock through public offerings (including At-The-Market (ATM) equity offerings), and our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through exercises of our preferred stock warrants in private financings. As of September 30, 2020, we had cash and cash equivalents of $109.0 million.

Components of Statements of Operations

Collaboration Revenue

Collaboration Revenue consists of upfront license fees recognized under a collaboration agreement with Carna Biosciences, Inc.

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

Other Income (expense), net

Other income (expense), net primarily consists of interest earned on our cash and cash equivalents and foreign currency exchange gains and losses related to transactions and monetary asset and liability balances denominated in currencies other than the U.S. dollar. For the three and nine months ended September 30, 2019, it also included interest expense, non-cash amortization of debt issuance costs and the accrual of the final payment fee associated with a term loan. Foreign currency exchange gains and losses may fluctuate in the future due to changes in foreign currency exchange rates.

Provision for (Benefit from) Income Taxes, net

Provision for (benefit from) income taxes, net consists of federal and state income taxes in the United States, income tax benefit resulting from research and development tax credits in Canada, income taxes in Canada and Australia, as well as deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and changes in the related valuation allowance.

We did not record a provision for U.S. federal income taxes for the three and nine months ended September 30, 2020 because we expect to generate a loss for the year ended December 31, 2020. Our income tax provision for the three and nine months ended September 30, 2020 represented foreign taxes. Our net U.S. deferred tax assets continue to be offset by a full valuation allowance.

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

	Three Months Ended September 30,		Change
	2020	2019	$
		(in thousands)
Collaboration revenue	$100	$—	$100
Operating expenses:
Research and development	10,432	10,113	319
General and administrative	4,112	3,151	961
Total operating expenses	14,544	13,264	1,280
Loss from operations	(14,444)	(13,264)	(1,180)
Other income (expense), net	(22)	288	(310)
Loss before provision for (benefit from) income taxes, net	(14,466)	(12,976)	(1,490)
Provision for (benefit from) income taxes, net	39	(73)	112
Net loss	$(14,505)	$(12,903)	$(1,602)

Collaboration Revenue

Collaboration revenue of $0.1 million was recognized during the three months ended September 30, 2020 pursuant to a $0.3 million upfront fee received from a collaboration agreement (see Note 8 in the Notes to Condensed Consolidated Financial Statements).

Research and Development

Research and development expenses increased $0.3 million, from $10.1 million for the three months ended September 30, 2019 to $10.4 million for the three months ended September 30, 2020. The increase was primarily due to a $1.5 million increase in clinical trial costs for momelotinib and a $0.3 million increase in personnel-related costs pertaining to an increase in stock-based compensation. These increases were partially offset by a $1.5 million decrease in clinical trial, third-party manufacturing, research and preclinical costs for SRA737.

General and Administrative

General and administrative expenses increased $1.0 million, from $3.2 million for the three months ended September 30, 2019 to $4.1 million for the three months ended September 30, 2020. The increase was primarily due to a $0.7 million increase in personnel-related and allocated overhead costs primarily relating to an increase in stock-based compensation, and a $0.2 million increase in professional fees.

Other Income (Expense), net

Other income (expense), net decreased from $0.3 million of other income, net for the three months ended September 30, 2019 to $22,000 other expense, net for the three months ended September 30, 2020. The decrease was primarily related to a decrease in interest income due to lower interest rates.

Provision for (Benefit from) Income Taxes, net

The provision for income taxes of $39,000 for the three months ended September 30, 2020 and the benefit from income taxes of $0.1 million for the three months ended September 30, 2019 represented foreign taxes.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

	Nine Months Ended September 30,		Change
	2020	2019	$
		(in thousands)
Collaboration revenue	$100	$—	$100
Operating expenses:
Research and development	32,212	31,978	234
General and administrative	14,916	9,995	4,921
Total operating expenses	47,128	41,973	5,155
Loss from operations	(47,028)	(41,973)	(5,055)
Other income (expense), net:
Changes in fair value of warrant liabilities	(16,240)	—	(16,240)
Other income, net	495	961	(466)
Total other income (expense), net	(15,745)	961	(16,706)
Loss before provision for (benefit from) income taxes, net	(62,773)	(41,012)	(21,761)
Provision for (benefit from) income taxes, net	106	(199)	305
Net loss	$(62,879)	$(40,813)	$(22,066)

Collaboration Revenue

Collaboration revenue of $0.1 million was recognized during the nine months ended September 30, 2020 pursuant to a $0.3 million upfront fee received from a collaboration agreement (see Note 8 in the Notes to Condensed Consolidated Financial Statements).

Research and Development

Research and development expenses increased $0.2 million, from $32.0 million for the nine months ended September 30, 2019, to $32.2 million for the nine months ended September 30, 2020. The increase was primarily due to a $7.6 million increase in clinical trial and development costs for momelotinib, and a non-cash charge of $1.5 million pertaining to the change in fair value of an obligation to issue common stock and a warrant to Gilead, which were issued during the first quarter of 2020. These increases were partially offset by a $6.6 million decrease in clinical trial, third-party manufacturing, research and preclinical costs for SRA737, a $1.8 million decrease in personnel-related and allocated overhead costs, and a $0.5 million decrease in third-party manufacturing costs for momelotinib.

General and Administrative

General and administrative expenses increased $4.9 million, from $10.0 million for the nine months ended September 30, 2019 to $14.9 million for the nine months ended September 30, 2020. The increase was primarily due to a $3.8 million increase in personnel-related and allocated overhead costs, including a non-cash $2.2 million stock-based compensation charge pertaining to the resignation of an executive and $1.0 million of severance charges, and an increase of $1.1 million in professional fees primarily relating to pre-commercial planning costs for momelotinib.

Changes in Fair Value of Warrant Liabilities

The changes in the fair value of our warrant liabilities were directly attributable to the change in the fair value of the underlying stock and discount for lack of marketability.

Other Income, net

Other income, net decreased from $1.0 million for the nine months ended September 30, 2019 to $0.5 million for the nine months ended September 30, 2020. The decrease was primarily attributable to a decrease in interest income due to lower interest rates for the nine months ended September 30, 2020, partially offset by interest expense on the term loan for the nine months ended September 30, 2019 that was not incurred during the nine months ended September 30, 2020.

Provision for (Benefit from) Income Taxes, net

The provision for income taxes of $0.1 million for the nine months ended September 30, 2020 and the benefit from income taxes of $0.2 million for the nine months ended September 30, 2019 represented foreign taxes.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have never generated product revenue and have incurred significant net losses. We have funded our operations to date primarily from the issuance and sale of our common stock and convertible voting preferred stock through public offerings (including ATM equity offerings), our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through exercises of our preferred stock warrants issued in private financings. Our net losses for the three and nine months ended September 30, 2020 were $14.5 million and $62.9 million and for the three and nine months ended September 30, 2019 were $12.9 million and $40.8 million. As of September 30, 2020, we had an accumulated deficit of $828.6 million, of which approximately $428.0 million pertained to the revaluation and conversion of redeemable convertible preferred stock upon our initial public offering in July 2015, $37.2 million related to changes in fair value of our Series A and Series B warrant liabilities until their reclassification to equity, and $12.0 million pertained to a securities issuance obligation settled in the first quarter of 2020. Our principal sources of liquidity as of September 30, 2020 were cash and cash equivalents of $109.0 million.

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

In August 2020, we entered into an open market sales agreement, pursuant to which we can issue and sell an aggregate of up to $20.0 million of our common stock from time to time in ATM offerings. During the three months ended September 30, 2020, we sold 100,000 shares under the ATM program for proceeds of $1.1 million, net of commissions and offering expenses. In October 2020, we sold 544,868 shares of our common stock under the ATM program for proceeds of $6.5 million, net of commissions.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash used in operating activities	$(39,619)	$(38,728)
Cash used in investing activities	(12)	(33)
Cash provided by financing activities	1,140	445
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(23)	(36)
Net decrease in cash, cash equivalents and restricted cash	$(38,514)	$(38,352)

Cash Flows from Operating Activities

For the nine months ended September 30, 2020, cash used in operating activities of $39.6 million was attributable to a net loss of $62.9 million, partially offset by $24.7 million in non-cash charges and a net change of $1.5 million in our net operating assets and liabilities. The non-cash charges consisted primarily of a $16.2 million change in fair value of our warrant liabilities, a $1.5 million non-cash charge relating to the securities issuable to Gilead in connection with the amendment to the Asset Purchase Agreement, and $6.6 million of non-cash stock-based compensation. The change in net operating assets and liabilities was primarily attributable to an increase of $0.5 million in our accounts payable and a $0.2 million increase in deferred revenue, partially offset by a decrease in our accrued, other and operating lease liabilities of $1.6 million and a $0.6 million decrease resulting from changes in prepaid expenses and other assets.

For the nine months ended September 30, 2019, cash used in operating activities of $38.7 million was attributable to a net loss of $40.8 million and a net change of $2.7 million in our net operating assets and liabilities, partially offset by $4.8 million in non-cash charges. The non-cash charges consisted primarily of $4.7 million in stock-based compensation. The change in net operating assets and liabilities was primarily attributable to a decrease in our accrued and other liabilities and operating lease liabilities of $2.3 million and an increase in prepaid expenses and other assets of $0.4 million.

Cash Flows from Investing Activities

For the nine months ended September 30, 2020 and 2019, cash used in investing activities was attributable to the purchase of property and equipment.

Cash Flows from Financing Activities

For the nine months ended September 30, 2020, cash provided by financing activities of $1.1 million consisted of net proceeds from the sale of 100,000 shares under the ATM program.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $109.0 million as of September 30, 2020, which consisted primarily of bank deposits and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. While the instruments in our portfolio are of short-term nature and a sudden change in market interest rates would not be expected to have a material impact, a zero-rate environment for an extended period of time could adversely affect our results of operations. A hypothetical 100 basis point increase in interest rate would have resulted in an increase of $0.3 million in our interest income for the three months ended September 30, 2020. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUMMARY RISK FACTORS

The below summary of risk factors provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed discussion of risks set forth following this section under the heading "Risk Factors," as well as elsewhere in this Quarterly Report on Form 10-Q. Additional risks, beyond those summarized below or discussed elsewhere in this Quarterly Report on Form 10-Q, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:

•	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses for the foreseeable future.
•

Our business is highly dependent on the success of momelotinib. If we are unable to successfully develop, obtain regulatory approval for and commercialize momelotinib, or experience significant delays in doing so, our business will be materially harmed.

•

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

•	Our business, results of operations and financial condition have been adversely affected and may be materially adversely affected by the COVID-19 pandemic.
•	We may need to acquire additional capital to complete the development and commercialization of momelotinib and any future product candidates.
•

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

•

Our reliance on third-party manufacturing partners or suppliers may cause our supply of research and development, preclinical and clinical development materials to become limited or interrupted or fail to be of satisfactory quantity or quality.

•	We face significant competition from other hematology and oncology companies, and our operating results will suffer if we fail to compete effectively.
•

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

•	We may be unable to obtain U.S. or foreign regulatory approval of momelotinib, and, as a result, we may be unable to commercialize momelotinib.
•	Our internal information technology systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches.
•

If we or any of our independent contractors, consultants, collaborators, manufacturers, vendors or service providers fail to comply with healthcare and data privacy laws and regulations, we or they could be subject to enforcement actions, which could result in penalties and affect our ability to develop, market and sell momelotinib  or any future product candidates and may harm our reputation.

•	If we are not able to obtain and enforce patent protection for our technologies or momelotinib, development and commercialization of our product candidates may be adversely affected.

Risks Related to Our Business and Industry

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

We are a clinical stage hematology and oncology company with a limited operating history. Since inception, we have incurred significant operating losses. Our net losses were $62.9 million and $88.3 million for the nine months ended September 30, 2020 and the year ended December 31, 2019 respectively. As of September 30, 2020, we had an accumulated deficit of $828.6 million. Investment in hematology and oncology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. For example, in June 2016 we decided to suspend the development of our former lead product candidate PNT2258 after an interim analysis of data from a Phase 2 clinical trial of PNT2258 indicated only modest efficacy. We have also decided to suspend the continued development of our product candidates SRA737 and SRA141 to focus our resources on the development of momelotinib. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue the development of momelotinib, fund research and preclinical studies and clinical trials, seek to identify additional product candidates, in-license additional products or technologies, seek regulatory approval, prepare for potential commercialization which will require a significant investment in areas related to contract manufacturing and inventory buildup and continue to operate as a public company.

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

Supply chain logistics are complex for the MOMENTUM Phase 3 clinical trial of momelotinib, as it requires the administration of both an active drug (momelotinib) and a comparator (danazol) and there are risks associated with this process throughout the supply chain, from manufacturing, labeling, to distribution, dispensing, and administration. Although we have secured sufficient quantities of drug substance and drug product to supply our current momelotinib program, starting with the MOMENTUM Phase 3 clinical trial of momelotinib, we will need to obtain additional supplies from third-party manufacturers that we have engaged, or expect to engage. We have also secured sufficient quantities of danazol drug product to supply the comparator for the initial subjects who will enroll in the study. However, additional sourcing of danazol will be necessary in the future in order to complete the MOMENTUM Phase 3 clinical trial. Thus, we will need to obtain additional supplies from third-party manufacturers that we have engaged or expect to engage. Given the seemingly reduced use of danazol globally, demands for supply have decreased and therefore the ability to secure the required supply could be challenging and potentially impact the ability to execute and complete the MOMENTUM trial. Furthermore, if third-party manufacturers of danazol, or any third-party in the supply chain, are adversely impacted by restrictions resulting from the COVID-19 outbreak, we may be unable to secure the supply required for our MOMENTUM study. Any potential limitation in supply of either momelotinib or danazol during the conduct of the MOMENTUM trial could be exacerbated due to the use of several regional depots and the number of sites that are participating in the study. Drug is shipped to sites as they enter a patient into screening. If the rate of screening exceeds expectations, there could be logistic challenges in refilling the supply at the depot. Although additional drug product could be shipped from another regional depot, logistic challenges could delay this as well. If the supply in a regional depot becomes depleted, screening in that region might need to be temporarily suspended until the supply is replenished. Although we are working to develop commercially viable manufacturing processes, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale up or formulation, process reproducibility, stability issues, lot consistency and timely availability of reagents or raw materials.

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

Additionally, our third-party manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, or unstable political environments, or medical pandemics such as the COVID-19 outbreak. For example, many of our raw materials for manufacture of momelotinib are produced in Asia which could impact our ability to manufacture and supply material for clinical and commercial supply. If our contract manufacturers were to encounter any manufacturing difficulties or delays due to these factors, our ability to provide momelotinib to patients in clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.

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

In addition, legislation referred to as "Right to Try" laws have been introduced at the local and national levels, which are intended to give patients access to unapproved therapies. New and emerging legislation regarding expanded access to unapproved drugs for life-threatening illnesses could negatively impact our business in the future. Either activism or legislation related to requests for access may require us to initiate an unanticipated expanded access program or to make momelotinib more widely available sooner than anticipated.

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

To our knowledge, there are currently two approved myelofibrosis drugs that specifically rely on JAK inhibition, ruxolitinib, marketed by Incyte Corporation as Jakafi® in the United States and by Novartis as Jakavi in rest of the world and fedratinib, marketed by Celgene Corporation as Inrebic® in the United States. In addition, there is one additional JAK inhibitor competitor in clinical development, at a similar state of development or more advanced than us. CTI Biopharma Corporation is developing pacritinib, for a subset of myelofibrosis patients with platelet counts less than 50,000/uL and has recently announced plans to submit a NDA for accelerated approval in Q1 2021. However, to our knowledge, there are no drugs that target JAK1, JAK2 and ACVR1 on the market, nor in development. Other competitors developing myelofibrosis therapeutics include Acceleron, Constellation Pharma, AbbVie and Incyte. Celgene and Acceleron are developing luspatercept in a Phase 3 clinical trial for myelofibrosis. Constellation Pharma is developing CPI-0610, a BET inhibitor with recent corporate disclosure suggesting future clinical development will include a Phase 3 clinical trial in combination with ruxolitinib. AbbVie recently announced two Phase 3 clinical trials in combination with ruxolitinib for JAKi naïve and previously JAKi treated patients. Incyte recently launched Phase 3 clinical trials to evaluate parsaclisib, in combination with ruxolitinib. In addition, there are several Phase 1 and Phase 2 clinical trials being conducted in myelofibrosis by various companies, including a Phase 2 study of a deuterated form of momelotinib being run by Zelgen Biopharmaceuticals in China. Several additional companies are advancing assets in the early stages of development potentially for the myelofibrosis market. If momelotinib is approved, it will compete with existing therapies for the indication or indications for which it is approved. While we believe that momelotinib may have the ability to provide an anemia benefit in addition to treating the other manifestations of myelofibrosis, which we believe is unique within the JAK inhibitor class of agents, the market for momelotinib is competitive, and physicians and other prescribers may not recommend or prescribe momelotinib over other competing products.

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

In addition, we depend on third parties to operate and support our information technology systems. These third parties vary from multi-disciplined to boutique providers, and they may have access to our computer networks, mobile networks, and our confidential information. Many of these third parties subcontract or outsource some of their responsibilities to other third parties. As a result, our information technology systems, including those functions that are performed by third parties who are involved with or have access to our systems, are very large and complex. Failure by any of these third-party providers to adequately deliver the contracted services, or maintain confidentiality and adequate security controls, could have an adverse effect on our business, which in turn may materially adversely affect our operating results and financial condition. Although we take measures designed to prevent security breaches and cyberattacks, these efforts may not completely eliminate the risk of such incidents and we cannot guarantee security incidents will not impact us in the future. We may need to continuously increase cost and resources to protect security threats and their consequences. If our information technology systems were to fail or be breached, such failure or breach could materially adversely affect our ability to perform critical business functions and sensitive and confidential data could be compromised.

Our internal information technology systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches.

Despite our efforts to implement effective administrative, technical, and physical security measures and controls, our internal information technology systems and those of our CROs and other contractors and consultants may become vulnerable to damage from security breaches and/or unauthorized access. The prevalent use of mobile devices also increases the risk of data security incidents resulting from lost or stolen devices or compromised security controls. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information, health information, financial information, and other confidential information. It is critical that we do so in a secure manner in order to ensure the confidentiality, integrity, and availability of such sensitive information. We have in the past experienced, and may in the future experience, a security breach. When we have experienced security breaches in the past, we took immediate action to prevent any additional unauthorized access, put further security controls in place and worked with outside counsel for any necessary reporting requirements. Any material system failure or security breach could cause interruptions in our operations and could result in a material disruption of our development programs and our business operations. For example, the loss of data from completed or future preclinical studies or clinical trials could result in significant delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on other third parties for the manufacture of momelotinib and to conduct studies and trials, and similar events relating to their information technology systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, including personal and sensitive information, we could incur liability and the further development and commercialization of momelotinib could be significantly delayed.

We may be unable to adequately protect our information technology systems from cyberattacks, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure.

Cyberattacks upon systems, across industries, are increasing in their frequency, persistence, and sophistication, and are being conducted by sophisticated, well-funded, and organized groups and individuals. These cyberattacks may occur on our systems or those of our third-party providers or partners. Additionally, certain threats are designed to remain dormant or undetectable until launched against a target and we may not be able to implement adequate preventative measures. Such cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, the deployment of harmful malware, denial-of-service, and/or other means to threaten data confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information and trade secrets, the compromise of sensitive information, and the disclosure of corporate strategic plans. We have in the past experienced, and may in the future experience, a compromise of our data or information technology systems that results in one or more third parties obtaining access to confidential information about our company or sensitive information about individuals, such as employees or clinical trial participants. Although we devote resources to protect our information technology systems and continue to assess and, as necessitated, enhance our cybersecurity protection, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal or reputational harm to us, or would have a material adverse effect on our operating results and financial condition. Confidential information obtained by third parties in connection with past or future attacks could be used in ways that adversely affect our company or our stockholders.

Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our sensitive information, we may also have obligations to notify affected individuals and regulators about the incident, and we may need to provide some form of remedy, such as a subscription to credit monitoring services, pay significant fines to one or more regulators, or pay compensation in connection with a class-action settlement (including under the new private right of action under the California Consumer Privacy Act of 2018 (the CCPA)). Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises sensitive data.

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

We are or may in the future be subject to federal, state, and foreign healthcare and data privacy laws and regulations pertaining to, among other things, fraud and abuse, data protection and patients’ rights. These laws and regulations include, but are not limited to:

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), which imposes requirements on certain types of people and entities relating to the privacy, security, and transmission of individually identifiable protected health information (PHI), and requires notification to affected individuals and regulatory authorities of certain breaches of security of PHI;

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

In the European Union (EU), the General Data Protection Regulation (GDPR) was adopted in 2016 and took effect on May 25, 2018. The GDPR is intended to harmonize data protection requirements across the EU Member States by establishing new and expanded operational requirements for entities that process, or control personal data generated in the EU, including consent requirements for disclosing the way personal information will be used, information retention requirements, notification requirements in the event of a data breach, and other requirements. A breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

Additionally, the United Kingdom implemented the Data Protection Act, effective in May 2018 and statutorily amended in 2019, that contains provisions, including its own derogations, for how GDPR is applied in the United Kingdom. The government of the United Kingdom has also stated that the United Kingdom will still abide with the provisions of the GDPR after Brexit. However, in the event of a “no deal” Brexit, it is uncertain whether this commitment will still be met. In the case of a “no deal” Brexit, it is also uncertain whether clinical trial data and pharmacovigilance adverse event data originating from the United Kingdom will be compliant with European Union privacy legislation and whether the data will be incorporated by EMA in the assessment of the ongoing benefit-risk profile and hence continued support of European Union marketing authorizations. The government of the United Kingdom has issued guidance as to how data protection will work in the event of a “no deal” Brexit. From the beginning of 2021 (when the transitional period following Brexit expires), we will have to continue to comply with the GDPR and also the United Kingdom’s Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17 million) or 4% of global turnover. The relationship between the United Kingdom and the EU remains uncertain, for example how data transfers between the United Kingdom and the EU and other jurisdictions will be treated and the role of the United Kingdom’s supervisory authority. These changes will lead to additional costs as we try to ensure compliance with new privacy legislation and will increase our overall risk exposure.

In addition, the GDPR imposes strict rules on the transfer of personal data out of the EU to the United States. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. Recent developments have also created uncertainty regarding the rules around such data transfers.

On July 16, 2020, the Court of Justice of the EU (ECJ) invalidated the EU-U.S. Privacy Shield as a mechanism for managing personal data transfers between the EU and the U.S. and onward to other countries. While the ECJ upheld the adequacy of EU-specified standard contractual clauses (SCCs), a form of contract approved by the EU commission as an adequate data transfer mechanism, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances and that their use must be assessed on a case-by-case basis taking into account the surveillance laws and right of individuals in the U.S and other onward countries. The ECJ went on to state that, if the competent supervisory authority in an EU country believes that the SCCs cannot be complied with in the recipient country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer unless the data exporter has already done so itself. For example, German and Irish supervisory authorities have indicated that the SCCs alone provide inadequate protection for EU-U.S. data transfers.

We are currently certified under and rely on the EU-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield with respect to our transfer of certain personal data from the EU and United Kingdom to the U.S. however, we have evaluated and are in the process of updating the mechanisms we currently use to transfer personal data from the EU to the U.S., and any additional mechanisms that may be required to maintain adequate safeguards for personal data transfer. As a result, we may be unsuccessful in maintaining appropriate compliance mechanisms for our transfer and receipt of personal data from the EU or the United Kingdom and to the U.S. and may be at risk of experiencing reluctance or refusal of European or multi-national partners, clinical trial sites or other third parties with whom we do business and incurring potential regulatory penalties, which may have an adverse effect on our reputation and business.

As supervisory authorities continue to issue further guidance on personal data transfers, we could suffer additional costs, complaints, or regulatory investigations or fines, and if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

In the United States, state and federal lawmakers and regulatory authorities have increased their attention on the collection and use of personal information. In the United States, non-sensitive personal information generally may be used under current rules and regulations, subject to certain restrictions, so long as the person does not affirmatively “opt-out” of the collection or use of such data. If an “opt-in” model or additional required “opt-outs”, were to be adopted in the United States, less data would be available, and the cost of data would be higher. For example, California recently enacted the CCPA, which became operative on January 1, 2020 and became enforceable by California Attorney General on July 1, 2020, along with related regulations which came into force on August 14, 2020.

The CCPA gives California residents new rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. Given that CCPA enforcement began on July 1, 2020, it remains unclear whether modifications will be made to this legislation or how it will be interpreted. Additionally, the CCPA has prompted a number of proposals for new federal and state-level privacy legislation, such as in Nevada, Virginia, New Hampshire, and others. Further, a new California ballot initiative, the California Privacy Rights Act, or the CPRA, which will be included on the November 2020 ballot, would impose additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. If passed, these new laws could add additional complexity, impact our business strategies, increase our potential liability, increase our compliance costs, and adversely affect our business.

Additionally, if our operations are found to be in violation of any such health care and data privacy laws and regulations, we may be subject to penalties, including administrative, civil and criminal penalties, monetary damages, disgorgement, imprisonment, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA or foreign regulatory authorities, fees from regulators, fines, significant settlements or judgments resulting from the CCPA’s private right of action, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, any of which could adversely impact our financial results. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses, adversely impact our reputation, and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

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

SIERRA ONCOLOGY, INC.

Date:	November 5, 2020	By:	/s/ Stephen G. Dilly
Dr. Stephen G. Dilly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2020	By:	/s/ Sukhi Jagpal
Sukhi Jagpal
Chief Financial Officer
(Principal Financial Officer)