Form 10-K
period 2020-12-31
Sierra Oncology, Inc.
filed 2021-03-11
CIK 1290149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 001-37490

Sierra Oncology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0138994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1820 Gateway Drive, Suite 110 San Mateo, California	94404
(Address of principal executive offices)	(Zip Code)

(650) 376-8679

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	SRRA	The Nasdaq Global Market

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.  7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant calculated based on the closing price of $12.10 of the registrant’s common stock as reported on The Nasdaq Global Market on June 30, 2020, the last business day of the registrant’s most recently completed second quarter, was $56.1 million.

The number of shares of Registrant’s Common Stock outstanding as of March 8, 2021 was 11,628,479.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2021 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the end of the Registrant’s 2020 fiscal year and is incorporated by reference into Part III of this Report.

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

Overview

We are a late-stage biopharmaceutical company on a quest to deliver targeted therapies that treat rare forms of cancer. Our main focus is the development of momelotinib, an investigational agent for the treatment of myelofibrosis. Currently, momelotinib is in a global Phase 3 clinical trial for patients with myelofibrosis, called the MOMENTUM study, that if successful will be registration enabling. At its completion, approximately 1,000 myelofibrosis patients will have received momelotinib, and several of our clinical trial patients remain on treatment more than 10 years later.

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

Following receipt of this clarity, we announced the design of the MOMENTUM Phase 3 clinical trial in myelofibrosis, which we subsequently launched in the fourth quarter of 2019. MOMENTUM is a randomized double-blind trial designed to enroll 180 myelofibrosis patients who are symptomatic and anemic and have been treated previously with a JAK inhibitor. The Primary Endpoint of the trial is the Total Symptom Score (TSS) response rate of momelotinib compared to danazol at Week 24 (99% power; p-value < 0.05). Danazol has been selected as an appropriate treatment comparator given its use to ameliorate anemia in myelofibrosis patients, as recommended by National Comprehensive Cancer Network (NCCN) and European Society for Medical Oncology (ESMO) guidelines. Patients are being randomized 2:1 to receive either momelotinib or danazol. After 24 weeks of treatment, patients on danazol are being allowed to crossover to receive momelotinib.

During the fourth quarter of 2019, we reported new analyses of red blood cell (RBC) transfusion data from SIMPLIFY-1, a double-blind Phase 3 trial of momelotinib head-to-head versus ruxolitinib in JAK inhibitor-naïve patients, which were presented in a poster by Dr. Ruben Mesa, Director of the Mays Cancer Center, home to UT Health San Antonio MD Anderson Cancer Center, at the 61st American Society of Hematology (ASH) Annual Meeting in Orlando, Florida. These analyses demonstrated that patients who received momelotinib had significantly decreased transfusion requirements compared to those treated with ruxolitinib, including an odds ratio of nearly 10 for receiving no transfusions during the 24-week study period. Transfusion dependency and moderate to severe anemia are critical negative prognostic factors for overall survival in myelofibrosis.

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

•

Momelotinib's safety profile and durable benefits facilitated sustained dose intensity across the continuum of JAK inhibitor-naïve and previously JAK inhibitor treated myelofibrosis patients. While the starting doses for ruxolitinib were often attenuated due to low platelets, further reductions in dose intensity were also commonly required for ruxolitinib. In contrast, momelotinib was initiated at full dose for all subjects enrolled to the SIMPLIFY studies and high dose intensity was maintained in the majority over extended durations. Patients who switched from ruxolitinib to momelotinib saw an immediate and sustained improvement in dose intensity.

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

Most recently, we released updated analyses from the previously completed Phase 3 SIMPLIFY studies of momelotinib at the American Society of Hematology Annual Meeting in December 2020, including overall survival data as well as efficacy data for momelotinib compared to ruxolitinib in patients with low platelet levels. The overall survival data received an oral presentation by Dr. Srdan Verstovsek of the University of Texas MD Anderson Cancer Center in Houston, Texas, USA; efficacy data by platelet strata were presented in a poster by Dr. Jean-Jacques Kiladjian, Saint Louis Hospital, Paris, France. Key findings were:

•

Robust overall survival was observed in both JAK inhibitor-naïve and previously ruxolitinib treated patients. Sustained transfusion independence was observed with extended momelotinib treatment, and the median duration of TI in the momelotinib arm has not been reached after more than three years of follow up. We believe these data, in combination with previously reported safety data, further highlight where momelotinib may be a viable treatment option for myelofibrosis patients, including those who are not ideal candidates for currently approved therapies.

•

The retrospective analysis of the two Phase 3 SIMPLIFY studies demonstrate that the relative benefit-risk profile of momelotinib and ruxolitinib is influenced by baseline platelet count. In SIMPLIFY-1, momelotinib achieved substantially higher Transfusion Independence (TI) and splenic response rates and had a similar symptomatic response relative to ruxolitinib in patients whose platelet count at baseline was <150 x 109/L. For patients whose platelet count was 150 – 300 x 109/L, momelotinib achieved a higher TI response rate and generally similar splenic and symptom response rates. In patients with platelet counts >300 x 109/L, ruxolitinib achieved higher splenic and symptom response rates than momelotinib, and the TI rate remained higher with momelotinib. These updated analyses complement previous findings that demonstrate the ability to initiate and maintain near-maximal momelotinib dose intensity regardless of baseline platelet count, suggesting that this durable dosing contributes to its efficacy profile.

During 2020, we continued to operationalize the MOMENTUM trial on a global basis, and we anticipate closing screening in the first half of 2021 and remain on track to complete enrollment in mid-2021. Top-line data are currently anticipated in the first half of 2022 and, if the data are positive, we anticipate filing for regulatory approval of momelotinib in the second half of 2022. Due to the recent global outbreak of COVID-19, our clinical trials have been and may continue to be affected, and we are likely to experience delays in anticipated timelines and milestones, which will be difficult to predict until we have more visibility on the duration and impact of the COVID-19 pandemic and the potential institution of additional public health orders. We have experienced and may continue to experience some delays in planned site initiations and activations and may experience future delays in overall enrollment.

We believe that our current resources will be sufficient to execute on our development strategy for momelotinib into the second half of 2022, subject to the potential impact of COVID-19. We are also starting to explore non-dilutive options that could provide additional capital to support our North American commercialization strategy.

Our portfolio also includes SRA737, a selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1), an emerging target for the treatment of cancer which has a key role in the DNA Damage Response (DDR). In November 2020, we entered into an amendment to the License Agreement with CRT Pioneer Fund (CPF) to allow for the potential future clinical development of SRA737.

We wholly own momelotinib, subject to future milestone payments and royalties, and retain the global commercialization rights to SRA737.

Our Lead Product Candidate – Momelotinib

Myelofibrosis

Myelofibrosis is a disorder involving the stem-cells that give rise to blood cells, and is driven by molecular abnormalities that activate the JAK-signal transducers and activators of transcription (JAK-STAT) pathway. The Janus kinases (JAKs) play a central role in the regulation of blood cell production, controlling survival, proliferation, and differentiation of progenitor cells as well as the function of mature cells. Abnormal activation of the JAK‑STAT pathway is central to the development of myelofibrosis by driving proliferation, inflammation, fibrosis, and progression of disease.

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

Myelofibrosis is a relatively rare condition with an incidence of 0.1 to 1 per 100,000 individuals per year, and a prevalence of 6 per 100,000 person-years because of its chronic nature and disabling course. It is estimated that 18,000 patients are living with myelofibrosis in the United States, and there are up to 40,000 patients globally. Median age at diagnosis is 67 years. Myelofibrosis may occur de novo as primary myelofibrosis (PMF) or may arise from a preexisting myeloproliferative neoplasm (MPN), including primarily polycythemia vera (PV) or essential thrombocytosis (ET).

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

Following our acquisition of the program, we conducted a comprehensive review of data from the two Phase 3 trials of momelotinib, versus ruxolitinib (SIMPLIFY-1) and best available therapy (BAT) (SIMPLIFY-2), as well as GS-US-352-1672, a Phase 2, open-label, translational biology trial of momelotinib in transfusion-dependent subjects with myelofibrosis. In aggregate, our analyses across a variety of datasets show consistent benefit in the three cardinal disease manifestations of myelofibrosis across a spectrum of intermediate-high risk patients with myelofibrosis, both JAK inhibitor-naïve and previously JAK inhibitor-exposed: namely, (1) anemia and transfusion dependency, (2) constitutional symptoms, and (3) enlarged spleen, consistent with the compound’s differentiated inhibition of JAK1, JAK2 and ACVR1. Although SIMPLIFY-1 met its primary efficacy endpoint of non-inferior spleen volume reduction, it did not meet its key secondary efficacy endpoint of non-inferior reduction in total symptom score; and although SIMPLIFY-2 did not meet its primary efficacy endpoint of superior reduction in spleen volume, it did meet its key secondary efficacy endpoint of superior reduction in total symptom score. In both SIMPLIFY studies, additional secondary endpoints related to transfusion independence rate, transfusion dependence rate, and rate of red blood cell transfusions all favored momelotinib over control and supported the potential for momelotinib to provide meaningful anemia benefits. As such, we have determined that there is substantial clinical justification for further development of momelotinib.

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

Similarly, substantially higher rates of transfusion independence and lower rates of transfusion dependency were observed in momelotinib-treated subjects compared with ruxolitinib or BAT-treated subjects in the SIMPLIFY-1 and SIMPLIFY-2 pivotal trials.  In an exploratory aggregate analysis including 152 transfusion dependent patients treated with momelotinib across the SIMPLIFY-1, SIMPLIFY-2, and GS-US-352-1672 trials, the combined 8- and 12-week transfusion independence response rates across this continuum of JAK-inhibitor-naïve and exposed, intermediate- and high-risk myelofibrosis patients, were 48.7% and 44.1%, respectively. The rate of transfusion independence in transfusion-dependent subjects, along with other anemia benefits, were broadly consistent across these trials, and are consistent with the empirical findings of a pronounced anemia benefit observed in initial Phase 1/2 momelotinib clinical studies.

In addition, there is extensive evidence of momelotinib’s sustained positive effects on hemoglobin (Hgb) and other anemia endpoints. A robust and long-lasting increase in Hgb was observed in the GS-US-352-1672 trial, which enrolled only transfusion-dependent subjects. A similar observation was noted in the JAK inhibitor-naïve SIMPLIFY-1 trial, where a rapid and sustained increase in Hgb was observed in subjects randomized to momelotinib, which contrasted with the acute and profound reduction in Hgb by treatment with the standard-of-care, ruxolitinib. Notably, subjects who crossed over to momelotinib treatment following 24 weeks of ruxolitinib therapy experienced a rapid and substantive increase in Hgb, ultimately achieving sustained Hgb levels that exceeded those observed in the pretreatment baseline period.

In totality, over 1,200 subjects have been treated with momelotinib across more than 20 clinical studies, with over 820 myelofibrosis patients treated to date. Uniquely among the JAK inhibitor class, this substantive body of clinical data has demonstrated consistent and reproducible therapeutic benefits for momelotinib across all three hallmarks of myelofibrosis, anemia, enlarged spleen and symptoms. In general, momelotinib has proven to be generally well tolerated, with certain patients having received continuous daily dosing of momelotinib for more than 10 years, indicative of momelotinib’s potential to provide long-term tolerability and sustained benefit. In the randomized phases of SIMPLIFY-1 and SIMPLIFY-2, the most commonly reported treatment emergent adverse events for subjects treated with momelotinib were thrombocytopenia, diarrhea, headache, asthenia and nausea. The most commonly reported Serious Adverse Events (SAEs) were anemia, atrial fibrillation, diarrhea, pneumonia and cardiac failure. These SAEs include events assessed as both related and unrelated to momelotinib and each occurred in < 4% of subjects.

Momelotinib – Next Steps

During the fourth quarter of 2019, we launched the MOMENTUM clinical trial for patients with myelofibrosis. The randomized double-blind global Phase 3 trial is designed to confirm the efficacy of momelotinib on myelofibrosis symptoms, transfusion independence and splenomegaly, as compared to danazol. The trial is targeting enrollment of 180 myelofibrosis patients who are symptomatic, anemic and have been treated previously with a JAK inhibitor. We anticipate reporting top-line data from the trial in the first half of 2022. Data from MOMENTUM, along with data from more than 820 myelofibrosis patients previously treated with momelotinib, will form the basis of the global registration strategy for momelotinib.

Our DDR Candidate – SRA737

SRA737, a Potent, Highly Selective, Orally Bioavailable Chk1 Inhibitor

SRA737 is a potent, highly selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1, an emerging target for the treatment of cancer which has a key role in the DNA Damage Response. SRA737 was investigated in two Phase 1/2 clinical trials that were initiated in the third quarter of 2016 in the United Kingdom under a Clinical Trial Authorization (CTA). SRA737 was licensed to us in September 2016 and in January 2017, we successfully transferred sponsorship of the trials to Sierra.

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

During the second quarter of 2019, we reported preliminary efficacy and safety data from these two trials at the 2019 ASCO Annual meeting. We also announced plans to prioritize our resources on the development of momelotinib and that we would be launching a campaign exploring non-dilutive strategic options to support any future continued development of SRA737. In the fourth quarter of 2020, we announced an amendment to the license agreement with CPF to allow for the potential future clinical development of SRA737.

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

At the 2019 ASCO Annual meeting, we reported preliminary efficacy and safety data from this trial. Evidence of anti-tumor activity was observed in subjects with high grade serous ovarian carcinomas, colorectal, prostate and non-small cell lung cancers; no RECIST partial responses or complete responses were confirmed, but several noteworthy tumor reductions were recorded.

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

At the 2019 ASCO Annual meeting, we reported preliminary efficacy and safety data from this trial. Overall, Partial Responses were observed in six subjects and 41 subjects had a best response of Stable Disease (SD); durable SD lasting ≥ 4 months was recorded in 32 subjects and was observed in all expansion cohorts. The combination of SRA737+LDG was generally well tolerated. Following ASCO 2019, we announced plans to prioritize our resources on the development of momelotinib and that we would be launching a campaign exploring non-dilutive strategic options to support any future continued development of SRA737. In the fourth quarter of 2020, we announced an amendment to the license agreement with CPF to allow for the potential future clinical development of SRA737.

Asset Purchase Agreement

In August 2018, we entered into an Asset Purchase Agreement with Gilead whereby we acquired worldwide rights to the pharmaceutical product momelotinib, an investigational orally-bioavailable JAK1, JAK2 and ACVR1 inhibitor together with all related intellectual property rights and certain other related assets. Pursuant to the agreement, we made a one-time upfront payment of $3.0 million in August 2018. In October 2019, we entered into an amendment to the Asset Purchase Agreement in which we agreed to issue, subject to certain conditions, shares of common stock and a warrant to purchase common stock to Gilead in consideration for meaningfully reduced royalty rates and elimination of a near term milestone payment in the Asset Purchase Agreement. Pursuant to the amended agreement, milestone payments of up to an aggregate of $190.0 million may become payable to Gilead upon the achievement of certain regulatory and commercial milestone events and we are now required to pay Gilead low double-digit to high-teens percent tiered combined royalties based upon net sales. In January 2020, we entered into a securities purchase agreement with Gilead, pursuant to which we issued to Gilead 725,283 shares of our common stock and a warrant to purchase 725,283 shares of common stock at a price per share of $13.20.

License Agreements

CRT Pioneer Fund LP License Agreement

In September 2016, we entered into an exclusive license agreement with CRT Pioneer Fund LP (CPF) for worldwide rights, know-how and materials to develop SRA737, a small molecule inhibitor targeting Checkpoint kinase 1, an emerging target to treat cancer which has a key role in the DNA Damage Response. Pursuant to the agreement, we made a one-time upfront payment of $7.0 million to CPF in October 2016 and paid $2.0 million to CPF in January 2017 for the successful transfer of two ongoing Phase I clinical trials. Pursuant to the original license agreement, additional milestone payments of up to an aggregate of $319.5 million may have become payable to CPF upon the achievement of certain milestones. In November 2020, we entered into an amendment to the license agreement with CPF, which amended the terms and reduced the amounts of certain future milestones. Pursuant to the amended agreement, future milestone payments of up to an aggregate of $290.0 million may become payable to CPF upon the achievement of certain developmental, regulatory and commercial milestones, including a milestone payment of $2.0 million upon the dosing of the first patient of the first trial of SRA737 following the effective date of the amendment. In addition, we are required to pay CPF, on a product-by-product and country-by-country basis, tiered high single-digit to low double-digit royalties on the net sales of any product successfully developed until the later of (i) the date when such licensed product is no longer covered by a valid patent claim within the licensed intellectual property, (ii) the expiration of any data, marketing or other statutory exclusivity rights covering the licensed product, or (iii) a specified period after the first commercial sale of the licensed product. Such royalties will be reduced on a product-by-product and country-by-country basis under certain conditions, including if certain generic competition exists in such country, or if we are required to pay royalties to third parties in order to develop or commercialize the licensed product.

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

Carna Biosciences, Inc. Collaboration Agreement

In May 2016, we entered into an exclusive license agreement with Carna Biosciences, Inc. (Carna) for worldwide rights to develop and commercialize SRA141, a small molecule kinase inhibitor targeting Cdc7. In exchange for this exclusive right, we paid Carna an upfront payment of $0.9 million in June 2016. In June 2020, we entered into a collaboration agreement with Carna effectively terminating the license agreement. Pursuant to the collaboration agreement, Carna paid an upfront fee of $0.3 million for the exclusive worldwide rights for SRA141 and other transition services. In addition, we may be entitled to single-digit royalties on product sales, on a product-by-product basis, and low to mid-teen profit share on royalty and non-royalty income.

The collaboration agreement will expire on the date of expiration of Carna’s obligation to pay royalties to us. We may terminate the collaboration agreement if Carna materially breaches the agreement, subject to certain cure provisions. The collaboration agreement may also be terminated at any time by Carna upon 30 days’ prior written notice to us.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for momelotinib and SRA737 and future product candidates, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary or intellectual property rights. Our strategy is to seek to protect our proprietary position and intellectual property position by, among other methods, filing patent applications related to our proprietary technology and product candidates in the United States and in foreign jurisdictions. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We have acquired all rights to patent portfolios directed to compositions of matter and methods of use related to momelotinib and other JAK 1/2 and ACVR1 inhibitors. As of December 31, 2020, these rights included three issued U.S. patents comprising claims directed to compositions and analogs of momelotinib and methods of using momelotinib for the treatment of myelofibrotic indications as a single agent. Two of these patents will expire in 2028 while the third patent will expire in 2030, absent any extensions. As of December 31, 2020, these rights also include 53 issued foreign patents and one pending foreign patent application in 48 jurisdictions, including Australia, Canada, China, several countries in Europe, Japan, Korea, Mexico, Russia and others comprising claims directed to compositions of momelotinib for the treatment of myelofibrotic indications as a single agent. These foreign patents, and any patent issuing from the pending foreign patent application, are expected to expire in 2028, absent any extension. As of December 31, 2020, these rights also included one issued U.S. utility patent and one reissued U.S. utility patent, and one pending reissue application comprising claims directed to different polymorph and salt forms of momelotinib, and methods of their use for the treatment of myelofibrotic indications. These patents will expire in 2035, absent any extension. Note that for issued U.S. patents, up to five years of patent term extension is available for a single patent directed to the composition of momelotinib, bringing the possible patent exclusivity in the U.S. out to 2040. As of December 31, 2020, these rights also included 46 issued foreign patents, and 14 pending foreign patent applications in 52 jurisdictions, including Australia, Brazil, Canada, China, several countries in Europe, Hong-Kong, India, Israel, New Zealand, Mexico, Japan, Korea, Singapore and Taiwan comprising claims directed to different polymorph and salt forms of momelotinib. These foreign patents, and any patent issuing from these pending foreign patent applications, are expected to expire in 2035, absent any extension. Note that for issued European patents, up to five years of term extension is available via a Supplementary Protection Certificate (SPC) for a single patent directed to the composition of momelotinib, bringing the possible patent exclusivity in Europe out to 2040. As of December 31, 2020, these rights also included four issued foreign patents in four jurisdictions, including Australia, New Zealand, Singapore and South Africa comprising claims directed to methods of using momelotinib for the treatment of anemia. As of December 31, 2020, these rights also included one issued U.S. patent comprising claims directed to methods of using momelotinib for the treatment of ACVR1-mediated diseases. This U.S. patent will expire in 2037, absent any extensions. Additionally, as of December 31, 2020, these rights also included one pending Patent Cooperation Treaty application, and two foreign pending application comprising claims directed to platelet count-agnostic methods of using momelotinib for the treatment of myelofibrosis. We have filed and will continue to file patent applications directed to the composition of matter and methods of use related to various aspects of momelotinib as they develop.

We have exclusively licensed CPF’s rights to patents owned by Cancer Research Technology (CPF), a subsidiary of Cancer Research UK (CRUK), directed to compositions of matter and methods of use related to SRA737 and other Chk1 inhibitors. As of December 31, 2020, these rights included two issued U.S. patents and two pending U.S. patent application comprising claims directed to compositions of SRA737 and methods of using SRA737 for the treatment of cancer indications as a single agent, or in combination with a DNA damaging agent. The two issued U.S. patents and any patents issuing from the pending U.S. utility application are expected to expire in 2033, absent any adjustments or extensions. As of December 31, 2020, these rights also included 27 issued foreign patents and 6 pending foreign patent applications in 27 foreign jurisdictions, including Australia, Canada, China, Europe and Japan comprising claims directed to compositions of SRA737 and methods of using SRA737 for the treatment of cancer indications as a single agent, or in combination with a DNA damaging agent. These foreign patents, and any patents issuing from these pending foreign patent applications, are expected to expire in 2033, absent any extensions. As of December 31, 2020, these rights also included, one pending U.S. application and 4 pending foreign applications comprising claims directed to biomarkers and patient selection when using SRA737 to treat cancer indications. Any patents issuing from these pending patent applications are expected to expire in 2038, absent any adjustments or extensions. As of December 31, 2020, these rights also included one pending U.S. application and 8 pending foreign applications comprising claims directed to methods of using SRA737 in combination with PARP inhibitors for inhibiting tumor reduction. Any patents issuing from these pending patent applications are expected to expire in 2038, absent any adjustments or extensions. As of December 31, 2020, these rights also included one pending U.S. application and 7 pending foreign applications comprising claims directed to methods of using SRA737 as a monotherapy or in combination therapy to treat cancer indications. Any patents issuing from these pending patent applications are expected to expire in 2039, absent any adjustments or extensions. As of December 31, 2020, these rights also included one pending Patent Cooperation Treaty application filed by the Company and The University of Texas M.D. Anderson Cancer Center comprising claims directed to methods of using SRA737 to treat cancer indications. Additionally, as of December 31, 2020, these rights also included one pending Patent Cooperation Treaty application comprising claims directed to methods of using SRA737 in the treatment of cancer associated with an intermediate mutational burden (TMB), or genetic abnormality in one or more particular genes associated with replicative stress. We have filed and will continue to file patent applications directed to the composition of matter and methods of use related to various aspects of SRA737 as they develop.

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

As with other oncology companies, our ability to maintain and solidify our proprietary and intellectual property position for our product candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, patent applications that we may file or license from third parties may not result in the issuance of patents. We also cannot predict the breadth of claims that may be allowed or enforced in our patents. Our issued patents and any issued patents that we may receive in the future may be challenged, invalidated or circumvented. For example, we cannot be certain of the priority of inventions covered by pending third-party patent applications. If third parties prepare and file patent applications that also claim technology or therapeutics to which we have rights, we may have to participate in interference proceedings to determine priority of invention, which could result in substantial costs to us, even if the eventual outcome is favorable to us. In addition, because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that, before momelotinib and SRA737 or any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent.

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

To our knowledge, there are currently two approved myelofibrosis drugs that specifically rely on JAK inhibition, ruxolitinib, marketed by Incyte Corporation as Jakafi® in the United States and by Novartis as Jakavi in the rest of the world and fedratinib, marketed by Celgene Corporation as Inrebic® in the United States. Fedratinib was also recently approved in Europe. In addition, there is one additional JAK inhibitor competitor in clinical development, at a similar state of development or more advanced than us. CTI Biopharma Corporation is developing pacritinib, for a subset of myelofibrosis patients with platelet counts less than 50,000/uL commenced its rolling NDA submission in October 2020. However, to our knowledge, there are no drugs that target JAK1, JAK2 and ACVR1 on the market, nor in development. Other competitors developing myelofibrosis therapeutics include Acceleron, Constellation Pharma, AbbVie, Kartos and Incyte. Celgene and Acceleron are developing luspatercept in a Phase 3 clinical trial for myelofibrosis. Constellation Pharma is developing pelabresib (CPI-0610), a BET inhibitor in Phase 3 clinical trial in combiniation with ruxolitinib. AbbVie announced two Phase 3 clinical trials in combination with ruxolitinib for JAKi naïve and previously JAKi treated patients. Kartos announced clinical trial plans for KRT-232, a MDM2 inhibitor for JAKi relapsed or refractory MF patients. Incyte launched Phase 3 clinical trials to evaluate parsaclisib, in combination with ruxolitinib. In addition, there are several Phase 1 and Phase 2 clinical trials being conducted in myelofibrosis by various companies, including a Phase 2 study of a deuterated form of momelotinib being run by Zelgen Biopharmaceuticals in China. Several additional companies are advancing assets in the early stages of development potentially for the myelofibrosis market. If momelotinib is approved, it will compete with existing therapies for the indication or indications for which it is approved. While we believe that momelotinib may have the ability to provide an anemia benefit in addition to treating the other manifestations of myelofibrosis, which we believe is unique within the JAK inhibitor class of agents, the market for momelotinib is competitive, and physicians and other prescribers may not recommend or prescribe momelotinib over other competing products.

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

Manufacturing

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacture and supply of preclinical study and clinical trial materials in relation to our lead product candidate, momelotinib, including materials for any combination trials that we may undertake, and any future potential product candidates that we may develop for preclinical and clinical testing, as well as for commercial manufacture if momelotinib receives marketing approval.

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

Government Regulation

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or FDCA, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, consent decrees, fines, refusal of government contracts, restitution, disgorgement, civil or criminal penalties, and criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of nonclinical laboratory tests, animal studies, and formulation studies in accordance with FDA’s good laboratory practice requirements and other applicable regulations;
•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•	approval by an independent IRB ethics committee, either centralized or with respect to each clinical site, before each clinical trial may be initiated;
•	performance of adequate and well-controlled human clinical trials in accordance with GCP requirements to establish the safety and efficacy of the proposed drug for its intended use;
•	submission to the FDA of an NDA after completion of all pivotal trials;
•	determination by the FDA within 60 days of its receipt of an NDA to accept the filing for substantive review;
•	satisfactory completion of an FDA advisory committee review, if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP requirements to ensure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality, and purity, and of selected clinical investigation sites to assess compliance with GCPs; and

•	FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

Prior to beginning the first clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices (GLPs). The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational new drug to eligible human subjects under the supervision of a qualified investigator. Clinical trials must be conducted (i) in compliance with federal regulations; (ii) in compliance with good clinical practice (GCP), an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and which includes the requirement that all research subjects provide their informed consent for their participation in any clinical study; and (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

 The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The trial protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board (IRB) for approval. An IRB is an appropriately constituted group that has been formally designated to review and monitor biomedical research involving human subjects and has the authority to approve, require modifications in (to secure approval), or disapprove research. IRB review serves an important role in the protection of the rights and welfare of human research subjects. Regulatory authorities, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the clinical trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which may review data and endpoints at designated check points, make recommendations and/or halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1: The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism, and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•

Phase 2: The product candidate is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages, and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•

Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

Post-approval clinical trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA. Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

While the IND is active and before approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

Further, as a result of the COVID-19 pandemic, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, the FDA has issued guidance on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including certain reporting requirements, and additional guidance on the good manufacturing practice considerations for responding to COVID-19 infection and other topics. We may be required to make further adjustments to our clinical trials or business operations based on current or future guidance and regulatory requirements as a result of the COVID-19 pandemic.

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development nonclinical and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins a substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

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

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. FDA will not approve the product unless compliance with current good manufacturing practices (cGMPs) is satisfactory and the NDA contains data that provide evidence that the drug is safe and effective in the indication studied. If the FDA determines that the application, manufacturing process, or manufacturing facilities are not acceptable, it will outline the deficiencies in a Complete Response Letter and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a Complete Response Letter. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional pivotal Phase 3 clinical trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies, or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA, addressing all of the deficiencies identified in the letter to the FDA satisfaction, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. As a condition of NDA approval, the FDA may require Risk Evaluation and Mitigation Strategies (REMS) to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals and elements to assure safe use (ETASU). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for REMS can materially affect the potential market and profitability of the drug, and typically require substantial documentation and communication with the FDA.

Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

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

Expedited Development and Review Programs

The FDA has a Fast Track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. With regard to a Fast Track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product submitted to the FDA for approval, including a product with a Fast Track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis, or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.

In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product.  Accelerated approval or Fast Track programs do not reduce the amount of clinical data necessary to establish the drug is both safe and effective or the standards for approval.

The Food and Drug Administration Safety and Innovation Act established a category of drugs referred to as “breakthrough therapies” that may be eligible to receive breakthrough therapy designation. A sponsor may seek FDA designation of a product candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will work to expedite the development and review of such drug.

Fast Track designation, priority review, accelerated approval, and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process. We previously announced that the FDA has granted Fast Track designation to momelotinib for the treatment of patients with intermediate/high-risk myelofibrosis who have previously received a JAK inhibitor. Even if a product qualifies for Fast Track designation or any of these other programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may continue to explore some of these opportunities for our product candidates as appropriate.

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

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling changes, are subject to prior FDA review and approval. There are continuing, annual program fees for any marketed products. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters, or untitled letters;

•	clinical holds on post-approval or Phase IV clinical studies, if applicable;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products;
•	consent decrees, corporate integrity agreements, debarment, or exclusion from federal healthcare programs;
•	mandated modification of promotional materials and labeling and the issuance of corrective information;
•	the issuance of safety alerts, Dear Healthcare Provider letters, press releases, and other communications containing warnings or other safety information about the product; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising, and promotion of drug products. A company can only promote the indications that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising, and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. In many cases, physicians view such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labelling.

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

Marketing Exclusivity and Patent Term Extension

Market exclusivity provisions authorized under the FDCA can delay the submission and approval of certain marketing applications for products containing the same active ingredient. Upon NDA approval of a new chemical entity (NCE), which is a drug that contains no active moiety that has been approved by FDA in any other NDA, that drug receives five years of marketing exclusivity during which FDA cannot receive any ANDA seeking approval of a generic version of that drug. Certain changes to a drug, such as the addition of a new indication to the package insert, are associated with a three-year period of exclusivity during which FDA cannot approval an ANDA for a generic drug that includes the change. An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA may be filed before the expiration of the exclusivity period.

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

During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (ANDA) or an NDA submitted under Section 505(b)(2) (505(b)(2) NDA), submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances.

Other Healthcare Laws

In the U.S., the research, manufacturing, distribution, sale and promotion of drug products that we are developing are subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, state Attorneys General, and other state and local government agencies. For example, sales, marketing and scientific/educational grant programs must comply with applicable health care fraud and abuse laws, such as the federal Anti-Kickback Statute, the federal False Claims Act, Stark law, and implementing regulations, and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Other laws and regulations that may apply to prescription drug manufacturers include the Sunshine Act, prescription drug price reporting requirements, and various state transparency and reporting laws. All business activities of prescription drug manufacturers are also potentially subject to federal and state consumer protection and unfair competition laws.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (PPACA) amended the intent element of the federal statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to commit a violation. This statute has been interpreted broadly to apply to arrangements between pharmaceutical manufacturers on the one hand and any referral source on the other, including prescribers, purchasers and formulary managers. The term “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests, and service fees, unless expressly exempted or protected by a safe harbor. Further, the statute has been interpreted to cover any arrangement where one purpose of the remuneration was to obtain remuneration in exchange for referral or to induce further referrals for an item or service. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria of an applicable safe harbor for protection from liability under the federal Anti-Kickback Statute. The reach of the Anti-Kickback Statute was broadened by PPACA, which, among other things, amends the intent requirement of the federal Anti-Kickback Statute such that the government does not need to prove that a person had the intent to specifically violate the statute in order to find a violation. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (discussed below) or the civil monetary penalties statute, which imposes fines against any person who is determined to have presented or caused to be presented claims to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Additionally, many states have adopted laws similar to the federal Anti-Kickback Statute, and some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any third-party payer, not only the Medicare and Medicaid programs in at least some cases, and do not expressly provide for certain safe harbors or impose different requirements for safe harbor protection under applicable state laws.

The federal False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted or cause to be submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claims laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payer and not merely a federal healthcare program. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability on the basis of inadequate care, kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper use of Medicare billing numbers when detailing the provider of services, improper promotion of off-label uses (i.e., uses not expressly approved by FDA in a drug’s label), and allegations as to misrepresentations with respect to the services rendered. Our future activities relating to the reporting of discount and rebate information and other information affecting federal, provincial, state and third party reimbursement of our products, and the sale and marketing of our products and our service arrangements or data purchases, among other activities, may be subject to scrutiny under these laws. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the cost of defending such claims, as well as any sanctions imposed, could adversely affect our financial performance. Also, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, created several new federal crimes, including healthcare fraud, and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

In addition, we may be subject to, or our marketing activities may be limited by, data privacy and security regulation in the U.S. and foreign jurisdictions in which we conduct our business, including jurisdictions in which we conduct our clinical trials. For example, HIPAA and its implementing regulations established uniform federal standards for certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. The American Recovery and Reinvestment Act of 2009 included expansion of HIPAA’s privacy and security standards called the Health Information Technology for Economic and Clinical Health Act, or HITECH. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates”—independent contractors, service providers or agents of covered entities that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions.

The Physician Payment Sunshine Act, or the Sunshine Act, requires applicable manufacturers and certain distributors of prescription drugs, among other products, that are available for coverage by Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Secretary of HHS: (i) payments or other transfers of value made by that entity, or by a third-party as directed by that entity, to covered recipients, such as physicians and teaching hospitals, or to third parties on behalf of physicians or teaching hospitals; and (ii) physician ownership (including immediate family ownership) and investment interests in the entity. Effective January 1, 2022, these reporting and transparency requirements will extend to include payments and transfers of value made during the previous year to certain non-physician covered recipients, including physician assistants, nurse practitioners, and other mid-level practitioners. There are also an increasing number of state and local “sunshine” or transparency and reporting laws that require applicable manufacturers to make reports to states on pricing and marketing information. The U.S. federal government discloses the reported information on a publicly available website. Several states have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. These federal, state, and local laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. If we fail to track and report as required by these laws or otherwise comply with these laws, we could be subject to the penalty provisions of the pertinent state and federal authorities.

Because of the breadth of these health care laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private qui tam actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts, the curtailment or restructuring of our operations, and corporate integrity agreement, which impose certain compliance, certification and reporting obligations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country or if we contract with vendors or independent contractors outside of the U.S., we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-approval requirements, including safety surveillance, anti-corruption/anti-bribery laws, anti-kickback laws, healthcare fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals. While we are not aware of any current issues, we are unable to predict whether we will be subject to actions under applicable healthcare laws, or the impact of such actions on our business. However, the costs of defending such actions or claims, as well as any sanctions imposed, could result in a material adverse effect on our business or financial condition.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. Sales of pharmaceutical products for which we receive regulatory approval for commercial sale will depend, in part, on the availability of third-party coverage and adequate reimbursement from third-party payors. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. These third-party payers may deny coverage or reimbursement for a product or therapy in whole or in part if they determine that the product or therapy was not medically appropriate or necessary. Third-party payers may attempt to control costs by limiting coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication, and by limiting the amount of reimbursement for particular procedures or drug treatments.

The cost of pharmaceuticals continues to generate substantial governmental and third-party payer interest. We expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations and additional legislative proposals. Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. The product candidates that we develop may not be considered medically necessary or cost-effective. A payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Some third-party payers also require pre-approval or prior authorization of coverage for new or innovative drug therapies before they will reimburse healthcare providers who prescribe such therapies or patients who use such prescription drugs. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, these requirements or any announcement or adoption of such proposals could have a material adverse effect on our ability to obtain adequate prices for our product candidates and to operate profitably.

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

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. There can be no assurance that our products will be considered medically reasonable and necessary for a specific indication, that our products will be considered cost-effective by third-party payers, that coverage or an adequate level of reimbursement will be available or that the third-party payers’ reimbursement policies will not adversely affect our ability to sell our products profitably.

In addition, in many foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower.

Healthcare Reform

In the U.S. and foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs.

Enacted in March 2010, the Patient Protection and Affordable Care Act, as amended, or PPACA, is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. Among other things, PPACA revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners and a significant number of provisions are not yet, or have only recently become, effective. For example, in November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. PPACA, as well as other legislation and regulations, may continue to place downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. In addition, other legislative changes have been proposed and adopted since PPACA was enacted. These new laws may result in reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

There have been judicial and Congressional challenges and amendments to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future, including the potential repeal of all or part of PPACA. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, which will remain in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

There have been legislative and judicial efforts to repeal, replace, or change some or all of the ACA, including measures taken during the Trump administration. The Tax Reform Act, among other things, included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In November 2020, the United States Supreme Court held oral arguments on the Fifth Circuit U.S. Court of Appeals decision that held that the individual mandate is unconstitutional. It is uncertain how the United States Supreme Court will rule on this case or how healthcare measures of the Biden administration will impact the PPACA and our business. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on certain high-cost employer-sponsored insurance plans and the medical device excise tax, and effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, also amended the PPACA, effective January 1, 2019, by increasing from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In addition, CMS published a final rule that would give states greater flexibility, effective January 1, 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the PPACA for plans sold through such marketplaces.

Further, there have been several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increased patient access to lower cost generic and biosimilar drugs. In particular, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. The FDA also released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Further, in November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The CMS also issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. It is unclear to what extent these new regulations will be implemented and to what extent these or any future legislation or regulation by the Biden administration will have on our business, including our ability to generate revenue and achieve profitability. We expect additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

Our business activities may be subject to the Foreign Corrupt Practices Act of 1977, as amended, or FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K. Bribery Act. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the SEC and the Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing, among other things, research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drugs, and reimbursement requirements. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Certain countries outside of the U.S. have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. The approval process varies from country to country and the time may be longer or shorter than that required to obtain FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country and may require us to perform additional pre-clinical or clinical testing.

In the European Union, Member States require both regulatory clearances by the national competent authority and a favorable ethics committee opinion prior to the commencement of a clinical trial. Under the European Union regulatory systems, marketing authorization applications may be submitted under either a centralized or decentralized procedure or national procedure. An additional route (mutual recognition procedure) is based on the recognition of granted marketing authorizations by one or more EU countries. The centralized procedure is compulsory for certain types of medicines, including human medicines containing new active substances to treat cancer.

We would be subject to the centralized authorization procedure, which provides for the grant of a single marketing authorization by the European Commission that is valid for all 27 European Union Member States, as well as Iceland, Liechtenstein and Norway (who, together with the European Union Member States) are members of the European Economic Area (EEA). Under the centralized procedure, pharmaceutical companies submit a single marketing authorization application to the EMA. By law, a company can only start to market a medicine once it has received a marketing authorization.

The UK is no longer a member of the EU, but EU law remains applicable in Northern Ireland.  There are a number of new marketing authorization routes available in the UK, Great Britain (England, Scotland and Wales) or Northern Ireland, in addition to the national procedure. As with the EU position, a company can only start to market a medicine in the UK once it has received a marketing authorization.

European Regulation of Clinical Trials and Grant of Marketing Authorization

Pharmaceutical products in the European Union are subject to regulation under comprehensive legislation enacted by the European Commission in the European Medicinal Products Directive (Directive 2001/83/EC), as amended. Centrally authorized products are also regulated by Regulation (EC) No. 726/2004. This legislation is binding on all Member States together with ancillary legislation governing research. In the UK, the main legislative texts relating to human medicines is the Medicines Act 1968 and the Human Medicines Regulation 2012.

Clinical Trial Authorization

Clinical trials in the European Union are regulated under European Council Directive 2001/20/EC (Clinical Trials Directive) on the implementation of GCP in the conduct of clinical trials of medicinal products for human use. The Clinical Trials Directive requires the sponsor of an investigational medicinal product to obtain a CTA, much like an IND in the United States, from the national competent authority of a European Union Member State in which the clinical trial is to be conducted. The application for CTA must satisfy detailed requirements for the protection of trial subjects including requirements relating to consent and specific rules for minors and adults unable to consent by reason of incapacity. The CTA application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the Council Directive and corresponding national laws of the Member States and further detailed in applicable guidance, including the European Commission Communication 2010/C 82/01. A clinical trial may only be commenced after an Ethics Committee has given its approval.

A sponsor of a clinical trial must also follow certain procedures, including obtaining a unique EudraCT number by entering specified relevant information in the EudraCT Community Clinical Trial System. In addition, Member States require that the manufacture and/or importation of investigational medicinal products be authorized. Sponsors of investigational medicinal products must ensure compliance with, among other things, GCP and good manufacturing practice (GMP) as well as requirements pertaining to safety reporting.

In April 2014, Regulation EU No 536/2014 (Clinical Trials Regulation) was adopted to replace the Clinical Trials Directive. The Clinical Trials Regulation is intended to simplify the current rules for clinical trial authorization and standards of performance. For instance, there will be a streamlined application procedure via a single-entry point, a European Union portal and database. The implementation of the Clinical Trials Regulation depends on confirmation of full functionality of the Clinical Trials Information System (CTIS) through an independent audit, which commenced in September 2020. The system is currently planned to go live in December 2021. The new clinical trial portal and database will be maintained by the EMA in collaboration with the European Commission and the European Union Member States. The objectives of the new Regulation include consistent rules for conducting trials throughout the European Union, consistent data standards and adverse events listing, and consistent information on the authorization status. Additionally, information on the conduct and results of each clinical trial carried out in the European Union will be made publicly available.

The main legislation that applies to clinical trials in the UK is the UK Medicines for Human Use (Clinical Trials) Regulations 2004, which transposes the Clinical Trials Directive into domestic law.  Consequently, the requirements and obligations that relate to the conduct of clinical trials in the UK currently remain largely aligned with the EU position.  A CTA will be required to conduct a clinical trial in the UK, together with Ethics Committee approval.  However, the sponsor of a clinical trial in the UK must be established in the UK or a country on an approved list (currently limited to the EU Member States plus Iceland, Liechtenstein and Norway) or appoint a legal representative who is established on one of the aforementioned countries. Clinical trials should also be registered on an established international register such as ISRCTN registry or ClinicalTrials.gov.  The UK also requires the manufacture and/or importation of investigational medicinal products to be authorised.  There is no mutual recognition agreement between the UK and EU on GMP, so medicines manufactured in the UK would be subject to GMP release in the EU.

Procedural Routes for Marketing Authorization in the European Union and UK

The European Union system for authorization of medicinal products for human use offers several routes: the centralized procedure, the decentralized procedure, and the mutual recognition procedure, as well as domestic national routes. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union Member States as well as the EEA countries of Iceland, Liechtenstein and Norway. The centralized procedure is mandatory for certain categories of investigational products, including human products containing a new active substance indicated for the treatment of certain diseases, including cancer, AIDS, diabetes and neurodegenerative illness; orphan medicinal products; and medicinal products manufactured using biotechnological processes. Applications for marketing authorization for such medicines must be submitted to the EMA, in which the Committee for Medicinal Products for Human Use (CHMP) is generally responsible for conducting the initial assessment of a product.

The decentralized and mutual recognition procedures are applicable to the majority of conventional medicinal products and are both based on the principle of recognition of a marketing authorization by one or more Member States. The decentralized procedure is available for applicants who wish to market a product in various European Union Member States where such product has not received marketing approval in any European Union Member State before. In this procedure, an application for marketing authorization is submitted simultaneously in several Member States, one of them being chosen as the “Reference Member State.” At the end of the procedure, national marketing authorizations are granted in the Reference and in the concerned Member States. The mutual recognition procedure is compulsory when a medicinal product has already received a marketing authorization in one Member State and is to be marketed in a Member State other than that in which it was first authorized. Any national marketing authorization granted by a European Union Member State's national authority can be used to support an application for its mutual recognition by other Member States. Marketing authorization applications can also be submitted directly to the Member State's national competent authority under the national route (if the centralized route is not compulsory).  There are now multiple routes to obtain a marketing authorization in the UK, Great Britain or Northern Ireland, which are broadly categorized as either (1) national routes (i.e.  the innovative licensing and access procedure (ILAP), the national procedure, rolling review, EC Decision Procedure (ECDP), the MR/DC reliance procedure and unfettered access from Northern Ireland); or (2) international routes (i.e. Access Consortium to market a medicine in the UK, Australia, Canada, Singapore and/or Switzerland; or the Project Orbis program for cancer treatments). The application procedure will depend on the relevant procedure chosen.

All granted centrally authorized marketing authorizations automatically became Great Britain (GB) marketing authorizations on 1 January 2021. Though there are several ways to obtain a marketing authorization for GB (and Northern Ireland) discussed above, the EDRCP is available for marketing authorizations approved under the centralized procedure. Under this procedure the UK's regulator, the MHRA, can rely on the decision of the European Commission on the approval of a new marketing authorization under centralized procedure for a period of two years from 1 January 2021 when determining an application for a GB marketing authorization. Applicants submit a letter of intent to submit an EDRCP to the MHRA at least 4 weeks before the submission of the application for the EDRCP marketing authorization application.  The marketing authorization application is submitted after receipt of the positive opinion from the CHMP.

Standard for Approval of a Marketing Authorization in the European Union and UK

The objective of the EMA is the comprehensive evaluation of benefit/risk profile of a new medicinal product going through the centralized procedure. This evaluation involves showing that the product has significant efficacy and safety, together with a satisfactory plan for risk management post-marketing. The CHMP is the EMA’s expert committee responsible for human medicinal products. The CHMP is responsible for conducting the initial review of centrally authorized marketing authorization applications and for assessing modifications or extensions (variations) to an existing marketing authorization. It also considers the recommendations of the Pharmacovigilance Risk Assessment Committee on the safety of medicines on the market and when necessary, recommends to the European Commission changes to a medicine’s marketing authorization, or its suspension or withdrawal from the market. The marketing authorization application is similar to the NDA in the United States. All application procedures require an application in the common technical document (CTD), which includes the submission of detailed information about the manufacturing and quality of the product, and non-clinical and clinical trial information. The main scientific principle used by the CHMP in the evaluation of medicinal products is the benefit/risk ratio based on quality, efficacy, safety, and risk management considerations. The CHMP assesses whether the data it reviews comply with the ICH-harmonized Good Practices published for GCP, GMP and good laboratory practice (GLP). The CHMP also considers whether studies concluding efficacy and safety of products have sufficient statistical power.

Marketing authorizations for the UK are submitted to the MHRA.  As the Medicinal Products Directive is transposed into domestic law, the standards of clinical efficacy, safety, chemical control and manufacture as at 31 December 2020 (the end of the transition period for the UK’s exit from the EU) are retained.  As Northern Ireland continues to apply EU law, medicines regulation for Great Britain is likely to be closely aligned with the EU for some time.

Other Regulatory Issues

An exemption to the rule requiring marketing authorization permits Member States of the European Union (and the UK) to make a product available for compassionate use to patients with a chronically or seriously debilitating disease or whose disease is considered life threatening, and who cannot be treated satisfactorily by an authorized medicinal product. The medicinal product concerned must be undergoing clinical trials or the subject of application for marketing authorization.

Quality of the medicinal products in question is governed by the GMP Directives. These lay down the legal framework for GMP for both marketed medicinal products and investigational products in clinical trials. The Directive obliges manufacturers to comply with GMP for an effective pharmaceutical quality assurance, quality control, systems for recording and reviewing complaints and a system for prompt recall of products in the distribution network. With regards to post–marketing safety of newly authorized products, the EMA monitors and supervises the safety of medicines that have been authorized in the EU to ensure their benefits outweigh their risks. Volume 4 of EudraLex published by the European Commission provides GMP guidelines used to interpret the principles of GMP laid down in the GMP Directives..

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

Two recent developments have been introduced which further expand the European regulatory framework: the Falsified Medicines Directive and the Pharmacovigilance Directive. The Falsified Medicines Directive obliges manufacturers of medicinal products to audit their suppliers of active substances to ensure compliance with GMP. It also introduces a new obligation on product manufacturers to inform the competent authority (e.g., ANSM) and the marketing authorization holder if they become aware that these products may be falsified, whether they are being distributed through the legitimate supply chain or by illegal means. The Pharmacovigilance Directive obliges marketing authorization holders to monitor the safety of authorized products and detect any change in their risk-benefit profile. A new pan-European clinical trial data information database has been created that will be complementary to the database established for pharmacovigilance (Regulation (EC) No 726/2004 with respect to centrally authorized medicinal products).  In addition, Commission Implementing Regulation (EU) No 520/2012 outlines the practical implications for marketing authorization holders, national competent authorities, and the EMA. Also, Commission Delegated Regulation (EU) No 357/2014 on post-authorization efficacy studies specifies the situations in which such studies may be required. Post-authorization efficacy studies may be required where concerns relating to some aspects of efficacy of the medicinal product are identified and can be resolved only after the medicinal product has been marketed, or where the understanding of the disease, the clinical methodology or the use of the medicinal product under real-life conditions indicate that previous efficacy evaluations might have to be revised significantly. Brexit will disrupt the operation of pre- and post-authorization clinical trial infrastructure. The rules around GMP and pharmacovigilance in the UK currently remain similar to the EU requirements.  However, the Falsified Medicines Directive will not apply in Great Britain though it is likely that the UK will implement a procedure to minimise the risk of falsified medicines.

In addition, in May 2016, the EU formally adopted the General Data Protection Regulation, or GDPR, which applies to all EU member states from May 25, 2018 and replaced the European Union Data Protection Directive. The GDPR has imposed many new or additional requirements including, but not limited to, obtaining consent of the individuals to whom the personal data relates, the nature and scope of notifications provided to the individuals, the security and confidentiality of the personal data, data breach notification and using third party processors in connection with the processing of the personal data. Failure to comply with the GDPR could subject us to regulatory sanctions, delays in clinical trials, criminal prosecution and/or civil fines or penalties. Additionally, GDPR creates a direct cause of action by individual data subjects. The GDPR is a complex law and the regulatory guidance is still evolving, including with respect to how the GDPR should be applied in the context of clinical trials or other transactions from that we may gain access to personal data. Beginning in 2021, the UK will be a “third country” under the GDPR. These changes in the law will increase our costs of compliance and result in greater legal risks. Other countries maintain different privacy laws that we are subject to.

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

Employees and Human Capital Resources

As of December 31, 2020, we had 69 active employees, of which 14 had M.D. or Ph.D. degrees and 46 were engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Corporate Information

We were incorporated in Delaware in May 2003 as Phenome Systems, Inc. and changed our name to ProNAi Therapeutics, Inc. in April 2004. Shortly thereafter, we merged with SenseGene Therapeutics Inc., a Michigan corporation, with ProNAi Therapeutics, Inc. being the surviving corporation. We changed our name to Sierra Oncology, Inc. in January 2017. Our principal executive offices are located at 1820 Gateway Drive, Suite 110, San Mateo, California 94404, and our telephone number is (650) 376-8679. Our website address is www.sierraoncology.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider information on our website to be part of this Annual Report.

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

Summary Risk Factors

The below summary of risk factors provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed discussion of risks set forth following this section under the heading "Risk Factors," as well as elsewhere in this Annual Report on Form 10-K. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report on Form 10-K, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:

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

•	Our business, results of operations and financial condition have been adversely affected and may be materially adversely affected by the COVID-19 pandemic.
•	We will need to acquire additional capital to complete the development and commercialization of momelotinib and any future product candidates.
•

The manufacture of momelotinib and the comparator, danazol, requires outsourced, custom manufacturing and we may encounter difficulties in production, particularly with respect to formulation, process development or scaling up of our manufacturing capabilities. If our third-party manufacturers or suppliers encounter such difficulties, our ability to provide supply of momelotinib for preclinical studies, clinical trials or our products for patients, if approved, or danazol for the MOMENTUM trial could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

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

We are a clinical stage hematology and oncology company with a limited operating history. Since inception, we have incurred significant operating losses. Our net losses were $80.9 million, $88.3 million and $53.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $846.6 million. Investment in hematology and oncology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. For example, in June 2016, we decided to suspend the development of our former lead product candidate PNT2258 after an interim analysis of data from a Phase 2 clinical trial of PNT2258 indicated only modest efficacy. We have also decided to suspend the continued development of SRA141, which was licensed to Carna Biosciences in June 2020, to focus our resources on the development of momelotinib and potentially SRA737. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue the development of momelotinib, fund research and preclinical studies and clinical trials, seek to identify additional product candidates, in-license additional products or technologies, seek regulatory approval, prepare for potential commercialization which will require a significant investment in areas related to contract manufacturing and inventory buildup and continue to operate as a public company.

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

Our business and future success depends on our ability to successfully develop, obtain regulatory approval for and commercialize momelotinib, a potent, selective and orally-bioavailable JAK1, JAK2 and ACVR1 inhibitor. Momelotinib has been investigated in two completed Phase 3 trials for the treatment of myelofibrosis, and we launched our MOMENTUM Phase 3 clinical trial for momelotinib in the fourth quarter of 2019 after receiving regulatory feedback concerning the design of the trial.

While momelotinib is a late-stage product candidate for which previous Phase 3 clinical trial data suggest the potential to provide promising safety and efficacy in patients who are JAK inhibitor-naïve and in patients who have previously received a JAK inhibitor such as ruxolitinib, it will require additional clinical testing, including at least one additional adequate and well-controlled Phase 3 clinical trial, before we can seek regulatory approval and begin commercialization, if it all. While the FDA has provided regulatory clarity concerning the design of MOMENTUM, our Phase 3 clinical trial for momelotinib, there is no guarantee that we will obtain regulatory approval and be able to begin commercialization. Before we can generate any revenue from sales of momelotinib, we must complete additional development activities, including the submission of marketing applications such as New Drug Applications (NDAs) or foreign equivalents, for regulatory review and approval in at least one jurisdiction, make substantial investments, obtain access to sufficient commercial manufacturing capacity and engage in significant marketing and commercial access efforts.

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

Even if momelotinib were to be approved by the FDA or foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified patient populations, age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for momelotinib or any future product candidate in one or more jurisdictions, or if any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development, marketing or commercialization of momelotinib or any future product candidate. If competitive products developed by third parties show significant benefit in the indications in which we are developing momelotinib, any planned supportive or primary registration trials may be delayed, altered, terminated or not initiated and any future product candidates may never receive regulatory approval. Our clinical development programs for momelotinib or any future product candidates may also not receive regulatory approval if we have inadequate financial or other resources to advance these product candidates through the clinical trial process. Furthermore, even if we obtain regulatory approval for momelotinib or any future product candidates, we will still need to develop sales, marketing and commercialization infrastructure, or collaborate with a third party for the commercialization of such product candidates, establish commercially viable pricing and obtain approval for coverage and adequate reimbursement from third parties, including government payors. If we are unable to successfully commercialize momelotinib or any future product candidate, we may not be able to generate sufficient revenues to continue our business.

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

We previously acquired from Gilead momelotinib, a potent, selective and orally-bioavailable JAK1, JAK2 and ACVR1 inhibitor. Momelotinib has been investigated in two completed Phase 3 trials for the treatment of myelofibrosis, SIMPLIFY-1 and SIMPLIFY-2. Based on the results of the prespecified analyses, neither trial was considered sufficiently compelling to justify the submission of an application for regulatory approval. Although SIMPLIFY-1 met its primary efficacy endpoint of non-inferior spleen volume reduction, it did not meet its key secondary efficacy endpoint of non-inferior reduction in total symptom score; and although SIMPLIFY-2 did not meet its primary efficacy endpoint of superior reduction in spleen volume, it did meet its key secondary efficacy endpoint of superior reduction in total symptom score. In both SIMPLIFY studies, additional secondary endpoints related to transfusion independence rate, transfusion dependence rate, and rate of red blood cell transfusions all favored momelotinib over control and supported the potential for momelotinib to provide meaningful anemia benefits. Based on post hoc analyses of the data for these trials that we subsequently conducted, we believe the trials showed promising substantive spleen and constitutional symptom control. In addition, we believe momelotinib has the potential to provide a differentiated therapeutic profile encompassing anemia-related benefits. As such, we have determined that there is substantial clinical justification for further development of momelotinib. However, while we believe the safety and efficacy profile of momelotinib in patients with myelofibrosis appears promising based on the prior Phase 3 trial results, the MOMENTUM Phase 3 trial we recently commenced in those patients may not be successful. This could occur for a variety of reasons related to efficacy or safety outcomes observed in the trial or to issues related to study conduct or study feasibility, including, but not limited to the following:

•	failure to identify sufficient countries willing to import and sites equipped to handle the active comparator danazol, a controlled substance in some countries;

•	delays in initiation and execution of the study in certain countries due to momelotinib and/or controlled substance danazol manufacturing, labeling, shipping and distribution logistical challenges;
•	failure to enroll or retain sufficient numbers of subjects because of competing studies, complexity of study design and/or the potential for patients to be randomized to the danazol-comparator arm;
•	delays in initiation of trial sites due to implementation of privacy and data protection legislation;
•	delays in initiation of trial sites or enrollment of patients due to the COVID-19 pandemic;
•	issues with data retention due to lack of adherence to privacy and data protection legislation;
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
•

delays or difficulties with respect to our clinical trials as a result of the COVID-19 pandemic, such as delays in clinical site initiations and the enrollment of patients in our clinical trials, including difficulties in recruiting clinical site investigators and clinical site staff, as well as delays or difficulties in the distribution of clinical trial materials, study monitoring and data analysis;

•	failure of third-party contractors to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols;
•	suspension or termination of clinical trials for various reasons, including unacceptable health risks;
•	imposition of a clinical hold for safety reasons or following an inspection of our clinical trial operations or site by the FDA or foreign regulatory authorities;
•	greater than expected cost of clinical trials;
•	insufficient supply or quality of momelotinib or other materials, necessary to conduct clinical trials;
•	failure to obtain sufficient quantities of the comparator drug danazol, in view of its current global shortage to complete the trial as planned;
•	FDA rejecting or disagreeing with our statistical plan;
•	FDA disagreeing with the interpretation of our clinical data;
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

Further, infections and deaths related to COVID-19 are disrupting certain healthcare and healthcare regulatory systems globally. Such disruptions could divert healthcare resources away from, or materially delay review by, the FDA and comparable foreign regulatory agencies. As a result of the FDA’s updated industry guidance for conducting clinical trials issued on March 18, 2020, we may experience delays in or temporary suspension of the enrollment of patients in our ongoing clinical trials. Based on these and new regulatory guidance, we may be required to make certain adjustments to our clinical trials, which could delay the submission of our NDA and regulatory approval and increase our costs. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trial or delay in regulatory review resulting from such disruptions could materially adversely affect the development and study of momelotinib. COVID-19 may also impact the resources and the availability of FDA to provide feedback and regulatory review or to conduct pre-approval inspections on a timely basis, which will delay our regulatory approval and increase our costs.

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

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on our operations, and we will continue to monitor the situation closely. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

Our clinical trials compete with other clinical trials for product candidates that are in the same therapeutic areas as momelotinib. This competition reduces the number and types of patients and qualified clinical investigators available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors or clinical trial sites may not allow us to conduct our clinical trial at such site if competing trials are already being conducted there. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. We may also encounter difficulties finding a clinical trial site at which to conduct our trials. Moreover, because momelotinib is experimental, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, radiation and other approved therapies, rather than enroll patients in any one of our clinical trials. Global pandemics, such as COVID-19, have negatively affected site initiation, as well as recruitment and retention, at sites in regions or cities whose health care system have become overwhelmed due to the pandemic. For example, as a result of COVID-19, several of our clinical trial sites have paused enrollment or are not prioritizing clinical trial activities or allowing enrollment, and of those sites still conducting clinical trial activities, the availability for patients to visit sites and have screening conducted may be limited. We may also experience delays or pauses in the delivery of required site activity equipment.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our planned clinical trials, which could prevent completion of these clinical trials and adversely affect our ability to advance the development of momelotinib or any future product candidates we may develop.

We will need to acquire additional capital to complete the development and commercialization of momelotinib and any future product candidates.

We expect to spend substantial capital to advance momelotinib or any future product candidates, in preclinical and clinical development, seek regulatory approvals for such product candidates, establish a commercial sales force to market and manufacture products, if any, that are approved for commercial sale. We also incur significant compliance and administrative costs as a result of operating as a public company.

Our future capital requirements will depend on many factors, including, but not limited to:

•	the progress and results of our MOMENTUM Phase 3 trial and our other planned preclinical studies and clinical trials;
•	the scope, progress, results and costs of product candidate discovery, preclinical development, laboratory testing and clinical trials for our current and future product candidates;
•	the costs, timing and outcome of regulatory review of momelotinib and any other future product candidates;
•	the costs of medical affairs and pre-commercialization activities, including regulatory and reimbursement analysis and market research;
•

the costs of future commercialization activities, including drug sales, marketing, manufacturing and distribution, for momelotinib or any future product candidates for which we receive marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator;

•	the extent to which we acquire or in-license other drugs and technologies, or to which we out-license our own products and technologies;
•	the extent to which we acquire or invest in business, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions;
•	the extent to which we are able to enter into strategic partnerships and alliances or licensing arrangements with third parties for the commercialization of momelotinib in certain global regions;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the success of any collaborations that we may enter into with third parties;

•	the timing and amount of milestone and royalty payments;
•	the amount of revenue, if any, received from commercial sales of momelotinib or any future product candidates, should any such product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
•	the compliance and administrative costs associated with being a public company.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital, other than our outstanding warrants, and it may be difficult to raise the amount of capital needed to support planned development of momelotinib. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of momelotinib or other research and development initiatives. In particular, we do not have sufficient funds on hand to adequately prepare for future momelotinib commercialization, if approved. We could also be required to seek collaborators for momelotinib, at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to such product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. We also may be unable to acquire additional promising product candidates.

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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. In November 2019 we conducted a public equity offering where we raised net proceeds of approximately $97.7 million in a substantially dilutive transaction to our pre-existing investors. In August 2020, we filed a prospectus supplement pursuant to which we can issue and sell an aggregate of up to $20.0 million of our common stock from time to time in ATM offerings. During the year ended December 31, 2020, we sold 732,752 shares under the ATM program for net proceeds of $8.9 million, net of commissions and offering expenses. In January 2021, we sold an additional 450,000 shares under the ATM program for proceeds of $7.1 million, net of commissions. In addition, in February 2021, we filed a prospectus supplement pursuant to which we can issue and sell an aggregate of up to $30.0 million of our common stock from time to time in ATM offerings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be further diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or momelotinib or grant licenses on terms unfavorable to us.

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

While we have currently deprioritized development of SRA737, we are exploring options for future development of this product candidate, if any. However, there can be no assurance that we will successfully obtain development support or the funding necessary to advance SRA737 on commercially reasonable terms, or at all. If we are unable to obtain such support or funding, we may need to permanently cease development of SRA737.

If we do not achieve our projected development goals in the timeframes we announce and expect, our stock price may decline.

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, our stock price may decline.

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

Supply chain logistics are complex for the MOMENTUM Phase 3 clinical trial of momelotinib, as it requires the administration of both an active drug (momelotinib) and a comparator (danazol) and there are risks associated with this process throughout the supply chain, from manufacturing, labeling, to distribution, dispensing, and administration. Although we have secured sufficient quantities of drug substance and drug product to supply our current momelotinib program, starting with the MOMENTUM Phase 3 clinical trial of momelotinib, we will need to obtain additional supplies from third-party manufacturers that we have engaged, or expect to engage. We have also secured sufficient quantities of danazol drug product to supply the comparator for the initial subjects who will enroll in the study. However, additional sourcing of danazol will be necessary in the future in order to complete the MOMENTUM Phase 3 clinical trial. Currently, there is a global shortage of danazol. We will need to obtain additional supplies from third-party manufacturers that we have engaged or expect to engage. We are also working with regulatory agencies to extend the shelf life of our current supply of danazol to ensure that our current supply will not expire before we complete our Phase 3 clinical trial. Simultaneously, we are also working with our current supplier to manufacture more danazol. While we are taking multiple measures to ensure sufficient supply of danazol required to complete the Phase 3 trial, we could nevertheless face challenges that potentially impact the ability to execute and complete the MOMENTUM trial as we anticipate. Any shortage in the clinical supplies could delay our clinical trial plan.

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

Any of these challenges could delay completion of preclinical studies or clinical trials, require bridging studies or trials, or the repetition of one or more studies or trials, increase development costs, delay approval of momelotinib, impair commercialization efforts, increase our cost of goods and have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

We may be unable to establish further agreements with third-party manufacturers and suppliers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers and suppliers entails additional risks, including, but not limited to:

•	reliance on the third party for sufficient quantity and quality;
•	the possible breach of the manufacturing or supply agreement by the third party;
•	failure to manufacture or supply the product according to our specifications;
•	failure to manufacture or supply the product according to our schedule or at all;
•	the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or comparator not being properly identified;
•	misappropriation of our proprietary information, including our trade secrets and know-how;
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us;
•	the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions; and
•	the reliance on the third party for regulatory compliance, quality assurance and safety reporting.

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

We rely on third-party suppliers for the supply of the raw materials required for the production of our product candidates, and we expect to some extent continue to rely on third-party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of raw materials involve several risks, including limited control over pricing, availability, quality, and delivery schedules and non-exclusivity. As a small company, our negotiation leverage is limited, and we are likely to get lower priority than our competitors who are larger than we are. We do not have long-term supply agreements, and we purchase our required supplies on a development manufacturing services agreement or purchase order basis. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials that we require to satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.

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

Our product candidates including momelotinib may cause undesirable side effects or have other properties that could halt their development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

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

Although we have never been asked by a regulatory agency, IRB or data safety monitoring board to temporarily or permanently discontinue a clinical trial, if we elect or are forced to suspend or terminate a clinical trial of momelotinib or any future product candidates, the commercial prospects for that product will be harmed and our ability to generate product revenue from that product may be delayed or eliminated. For example, in June 2016, we decided to suspend the development of our former lead product candidate PNT2258 after an interim analysis of data from a Phase 2 clinical trial on PNT2258 indicated only modest efficacy. Furthermore, any of these events could prevent us or our partners from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing momelotinib and impair our ability to generate revenue from the commercialization of these products either by us or by our collaboration partners.

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

To our knowledge, there are currently two approved myelofibrosis drugs that specifically rely on JAK inhibition, ruxolitinib, marketed by Incyte Corporation as Jakafi® in the United States and by Novartis as Jakavi in the rest of the world and fedratinib, marketed by Celgene Corporation as Inrebic® in the United States. Fedratinib was also recently approved in Europe. In addition, there is one additional JAK inhibitor competitor in clinical development, at a similar state of development or more advanced than us. CTI Biopharma Corporation is developing pacritinib, for a subset of myelofibrosis patients with platelet counts less than 50,000/uL and commenced its rolling NDA submission in October 2020. However, to our knowledge, there are no drugs that target JAK1, JAK2 and ACVR1 on the market, nor in development. Other competitors developing myelofibrosis therapeutics include Acceleron, Constellation Pharma, AbbVie, Kartos and Incyte. Celgene and Acceleron are developing luspatercept in a Phase 3 clinical trial for myelofibrosis. Constellation Pharma is developing pelabresib (CPI-0610), a BET inhibitor in Phase 3 clinical trial in combination with ruxolitinib. AbbVie announced two Phase 3 clinical trials in combination with ruxolitinib for JAKi naïve and previously JAKi treated patients. Kartos announced clinical trial plans for KRT-232, a MDM2 inhibitor for JAKi relapsed or refractory MF patients. Incyte launched Phase 3 clinical trials to evaluate parsaclisib, in combination with ruxolitinib. In addition, there are several Phase 1 and Phase 2 clinical trials being conducted in myelofibrosis by various companies, including a Phase 2 study of a deuterated form of momelotinib being run by Zelgen Biopharmaceuticals in China. Several additional companies are advancing assets in the early stages of development potentially for the myelofibrosis market. If momelotinib is approved, it will compete with existing therapies for the indication or indications for which it is approved. While we believe that momelotinib may have the ability to provide an anemia benefit in addition to treating the other manifestations of myelofibrosis, which we believe is unique within the JAK inhibitor class of agents, the market for momelotinib is competitive, and physicians and other prescribers may not recommend or prescribe momelotinib over other competing products.

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

Our ability to compete in the highly competitive oncology industry depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We have in the past and may in the future continue to experience changes in our executive management team resulting from the departure of executives or subsequent hiring of new executives, which may be disruptive to our business. Any changes in business strategies can create uncertainty, may negatively impact our ability to execute our business strategy and advance development, and may ultimately be unsuccessful. The impact of hiring new executives may not be immediately realized. We are substantially dependent on the continued service of our existing management, scientific and medical personnel, including Dr. Stephen Dilly, our President and Chief Executive Officer, Dr. Barbara Klencke, our Chief Development Officer, and Dr. Mark Kowalski, our Chief Medical Officer, because of their familiarity with momelotinib and our development efforts. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, including due to illness resulting from COVID-19, and our inability to find suitable replacements, could result in delays in product development and harm our business.

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

Prior to acquiring momelotinib, our most advanced product candidate was in Phase 1/2 development. Advancing momelotinib through Phase 3 development, will require us to develop or expand our development, regulatory, manufacturing, medical affairs, marketing and sales capabilities or contract with third parties to provide these capabilities for us. We must also successfully integrate the employees and operations related to the development of momelotinib. Maintaining additional relationships and managing our future growth will impose significant added responsibilities on members of our management. We must be able to manage our development efforts effectively, manage our clinical trials effectively, hire, train and integrate additional management, development, medical affairs, administrative and sales and marketing personnel, improve our managerial, development, operational and finance systems, and expand our facilities, all of which may impose a strain on our administrative and operational infrastructure. Our future financial performance will depend, in part, on our ability to manage this growth effectively. We may not be able to accomplish these tasks, failure of which could prevent us from successfully developing and potentially commercializing momelotinib.

We may form or seek strategic alliances, licensing arrangements or other collaborations in the future. We may be unable to form or enter into such alliances or arrangements, and we may not realize the expected benefits of any such transaction.

We may form or seek strategic alliances or licensing arrangements, or create joint ventures or collaborations with third parties that we believe will complement or augment our development and commercialization efforts with respect to momelotinib and any future product candidates that we may acquire or develop, or that may provide for other economic value. For example, in June 2020, we licensed SRA141 back to Carna Biosciences, the original licensor. We may be entitled to certain profit share on royalty and non-royalty income and royalties on product sales. If Carna Biosciences or its collaborators fail to successfully develop and commercialize SRA141, we will receive limited to no value from this transaction. This or any future strategic transactions and relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, disrupt our management and business, forego potential future economic value or result in the loss of strategic value. These transactions and relationships also may result in a delay in the development of momelotinib or any future product candidates if we become dependent upon the other party and such other party does not prioritize the development of such product candidates relative to its other development activities.

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

We may acquire additional businesses or product candidates from third parties that we believe will complement or augment our existing momelotinib program. For example, in August 2018, we entered into an Asset Purchase Agreement with Gilead whereby we acquired worldwide rights to the pharmaceutical product momelotinib, an investigational orally-bioavailable JAK1, JAK2 and ACVR1 inhibitor together with all related intellectual property rights and certain other related assets. Even if the assets we acquire have promising markets or technologies, we may not be able to realize the benefit of acquiring such assets if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new product candidates resulting from an acquisition, including momelotinib, which may delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies or benefits from the asset to justify the transaction. The risks we face in connection with acquisitions, including our acquisition of momelotinib, include, but are not limited to:

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

If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Even if approved, our product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

Even if our product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, healthcare payors and others in the medical community. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

•	the efficacy and safety profile as demonstrated in clinical trials compared to alternative treatments;
•	the timing of market introduction of the product candidate as well as competitive products;
•	the clinical indications for which the product candidate is approved;
•

restrictions on the use of our product candidates, such as boxed warnings or contraindications in labeling, or a REMS, if any, which may not be required of alternative treatments and competitor products;

•	the potential and perceived advantages of product candidates over alternative treatments;
•	the cost of treatment in relation to alternative treatments;
•	pricing and the availability of coverage and adequate reimbursement by third-party payors, including government authorities;
•	relative convenience and ease of administration;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the effectiveness of sales and marketing efforts;
•	unfavorable publicity relating to our products or product candidates or similar approved products or product candidates in development by third parties; and
•	the approval of other new therapies for the same indications.

If any of our product candidates is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate or derive sufficient revenue from that product candidate and our financial results could be negatively impacted.

We have never commercialized a product candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize any products on our own or together with suitable collaborators.

We have never commercialized a product candidate. We may license certain rights with respect to our product candidates to collaborators, and, if so, we will rely on the assistance and guidance of those collaborators. For product candidates for which we retain commercialization rights and marketing approval, we will have to develop our own sales, marketing and supply organization or outsource these activities to a third party.

Factors that may affect our ability to commercialize our product candidates, if approved, on our own include recruiting and retaining adequate numbers of effective sales and marketing personnel, developing adequate educational and marketing programs to increase public acceptance of our approved product candidates, ensuring regulatory compliance of our company, employees and third parties under applicable healthcare laws, and other unforeseen costs associated with creating an independent sales and marketing organization. Developing a sales and marketing organization will be expensive and time-consuming and could delay the launch of our product candidates upon approval. We may not be able to build an effective sales and marketing organization. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of our product candidates, we may not generate revenues from them or be able to reach or sustain profitability.

If the market opportunity for any product candidate that we develop is smaller than we believe, our revenue may be adversely affected, and our business may suffer.

We intend to initially focus our product candidate development on treatments for various oncology indications, including myelofibrosis. The addressable patient populations that may benefit from treatment with our product candidates, if approved, are based on our estimates. These estimates, which have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations and market research, may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. Any regulatory approval of our product candidates would be limited to the therapeutic indications examined in our clinical trials and as determined by the FDA, which would not permit us to market our products for any other therapeutic indications not expressly approved by the FDA. Additionally, the potentially addressable patient population for our product candidates may not ultimately be amenable to treatment with our product candidates. Even if we receive regulatory approval for any of our product candidates, such approval could be conditioned upon label restrictions that materially limit the addressable patient population. Our market opportunity may also be limited by future competitor treatments that enter the market. If any of our estimates prove to be inaccurate, the market opportunity for any product candidate that we or our strategic partners develop could be significantly diminished and have an adverse material impact on our business.

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

A variety of risks associated with marketing our product candidates internationally may materially adversely affect our business.

We plan to eventually seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

•

differing regulatory requirements in foreign countries, such as the lack of pathways for accelerated drug approval, may result in foreign regulatory approvals taking longer and being more costly than obtaining approval in the United States;

•	foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials or our interpretation of data from nonclinical studies or clinical trials;
•	approval policies or regulations of foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;
•	impact of the COVID-19 pandemic on our ability to produce our product candidates and conduct clinical trials in foreign countries;
•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with legal requirements applicable to privacy, data protection, information security and other matters;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•	difficulties staffing and managing foreign operations;
•	complexities associated with managing multiple payor reimbursement regimes and government payors in foreign countries;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;
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

These and other risks associated with international operations may materially adversely affect our ability to attain or maintain profitable operations.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be significantly limited, or entirely restricted.

As of December 31, 2020, we had gross U.S. federal net tax operating loss carryforwards of 54.8 million that are eligible for an indefinite carryforward, and gross state operating loss carryforwards of $52.4 million expiring in years ranging from 2022 to 2040. As of December 31, 2020, we also had U.S. net tax credit carryforwards of $4.6 million which begin to expire in 2039 and net tax credit carryforwards in a foreign jurisdiction of $0.5 million which begin to expire in 2038.

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

We have experienced ownership changes in the past, including in 2017 and 2019, and may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income and taxes may be subject to limitations. We may have exposure to greater than anticipated tax liabilities, which could adversely impact our operating results.

We are a U.S.-based multinational company subject to tax in certain U.S. and foreign tax jurisdictions. U.S. federal, state and local, as well as international tax laws and regulations are extremely complex and subject to varying interpretations. Although we believe that our tax estimates and tax positions are reasonable, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. If we are unsuccessful in such a challenge, the relevant tax authorities may assess additional taxes, which could result in adjustments to, or impact the timing or amount of, taxable income, deductions or other tax allocations, which may adversely affect our results of operations and financial position.

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

Risks Related to Government Regulation

We may be unable to obtain U.S. or foreign regulatory approval of momelotinib, and, as a result, we may be unable to commercialize momelotinib. Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

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

In addition, the FDA and/or foreign regulatory authorities may delay, limit, or deny approval of a product candidate for many reasons, including, but not limited to:

•	the FDA or foreign regulatory authorities may disagree with the design or implementation of our clinical trials, including our statistical plan;
•	we may be unable to demonstrate to the satisfaction of the FDA or foreign regulatory authorities that a product candidate is safe and effective for any indication;
•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA or foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•	the results of our clinical trials may not demonstrate the safety or efficacy required by the FDA or foreign regulatory authorities for approval;
•	we may be unable to demonstrate the integrity of the clinical trial data to the satisfaction of the FDA or foreign regulatory authorities;
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

•	the FDA or foreign regulatory authorities may find deficiencies in our manufacturing processes or facilities;
•	the FDA or foreign regulatory authorities may lack resources or are delayed in conduct pre-approval inspections due to reasons related to COVID-19; and
•	the FDA’s or foreign regulatory authorities’ approval policies or regulations may significantly change in a manner rendering our clinical data insufficient for approval.

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

In Europe, the implementation of the Clinical Trials Regulation depends on confirmation of full functionality of the Clinical Trials Information System (CTIS) through an independent audit, which commenced in September 2020. The system is currently planned to go live in December 2021. The new clinical trial portal and database will be maintained by the EMA in collaboration with the European Commission and the European Union Member States. The objectives of the new regulation include consistent rules for conducting trials throughout the European Union, consistent data standards and adverse events listing, and consistent information on the authorization status. Information on the conduct and results of each clinical trial carried out in the European Union will be made publicly available.

In addition, a new pan-European clinical trial data information database has been created that will be complementary to the database established for pharmacovigilance (Regulation (EC) No 726/2004 with respect to centrally authorized medicinal products). In addition, Commission Implementing Regulation (EU) No 520/2012 outlines the practical implications for marketing authorization holders, national competent authorities, and the EMA. Also, Commission Delegated Regulation (EU) No 357/2014 on post-authorization efficacy studies specifies the situations in which such studies may be required. Post-authorization efficacy studies may be required where concerns relating to some aspects of efficacy of the medicinal product are identified and can be resolved only after the medicinal product has been marketed, or where the understanding of the disease, the clinical methodology or the use of the medicinal product under real-life conditions indicate that previous efficacy evaluations might have to be revised significantly.

Brexit is also expected to disrupt the operation of pre- and post-authorization clinical trial infrastructure. The rules around GMP and pharmacovigilance in the UK currently remain similar to the EU requirements. However, the Falsified Medicines Directive will not apply in Great Britain though it is likely that the UK will implement a procedure to minimise the risk of falsified medicines.

Uncertainty in the regulatory framework and future legislation can lead to disruption in the execution of international multi-center clinical trials, the monitoring of adverse events in through pharmacovigilance programs, the evaluation of the benefit-risk profiles of new medicinal products, and determination of marketing authorization across different jurisdictions. There could also be disruption to the supply and distribution as well as the import/export both of active pharmaceutical ingredients (API) and finished product. Such a disruption could create supply difficulties for ongoing clinical trials and may damage the integrity of the pharmacovigilance database for the safety of new products.

The cumulative effects of the disruption to the regulatory framework, uncertainty in future regulation, and changes to existing regulations may add considerably to the development lead time to marketing authorization and commercialization of products in the European Union and/or the United Kingdom and increase our costs. We cannot predict the impact of such changes and future regulation on our business or the results of our operations.

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

Later discovery of previously unknown problems with momelotinib, including adverse effects of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of momelotinib, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•	manufacturing delays and supply disruptions where regulatory inspections identify observations of noncompliance requiring remediation;
•	revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;
•	imposition of a REMS, which may include distribution or use restrictions;
•	requirements to conduct additional post-market clinical trials to assess the safety of the product;
•	fines, warning letters, or untitled letters;
•	holds on clinical trials;

•	refusal by the FDA or foreign regulatory authorities to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
•	product seizure or detention, or refusal to permit the import or export of momelotinib; and
•	injunctions, the imposition of civil penalties or criminal prosecution.

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

Moreover, the FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

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

•

the federal Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members, which is published in a searchable form on an annual basis; effective January 1, 2022, we will also be required to report on transfers of value to physician assistants, nurse practitioners or clinical nurse specialists, certified registered nurse anesthetists, and anesthesiologist assistants, and certified nurse-midwives; and

•

state laws comparable to each of the above federal laws, such as, for example, anti-kickback and false claims laws that may be broader in scope and also apply to commercial insurers and other non-federal payors, requirements for mandatory corporate regulatory compliance programs, and laws relating to patient data privacy and security. Other state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

A breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. Beginning in 2021, the UK will be a “third country” under the GDPR. We may, however, incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them. In particular, from January 2021, after the end of the Brexit transitional period, we could potentially be exposed to two parallel regimes, each with the power to impose fines up to the greater of either 4% of total global annual revenue, or €20 million (for the EU) or £17.5 million (for the United Kingdom).

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

We are currently certified under the EU-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield with respect to our transfer of certain personal data from the EU to the U.S. however, we have evaluated and are in the process of updating the mechanisms we currently use to transfer personal data from the EU and the United Kingdom to the U.S., and any additional mechanisms that may be required to maintain adequate safeguards for personal data transfer. As a result, we may be unsuccessful in maintaining appropriate compliance mechanisms for our transfer and receipt of personal data from the EU or the United Kingdom and to the U.S. and may be at risk of experiencing reluctance or refusal of European or multi-national partners, clinical trial sites or other third parties with whom we do business and incurring potential regulatory penalties, which may have an adverse effect on our reputation and business.

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

The CCPA gives California residents new rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. Given that CCPA enforcement began on July 1, 2020, it remains unclear whether modifications will be made to this legislation or how it will be interpreted. Additionally, the CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Further, in November 2020, California voters passed the California Privacy Rights Act (CPRA). The CPRA, which is expected to take effect on January 1, 2023 and to create obligations with respect to certain data relating to consumers as of January 1, 2022, significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creates a new entity, the California Privacy Protection Agency, to implement and enforce the law. The CCPA and CPRA present many unresolved compliance complexities. The CCPA and CPRA may increase our compliance costs and potential liability. In addition to the CCPA, numerous other states’ legislatures are considering similar laws that will require ongoing compliance efforts and investment.

Additionally, if our operations are found to be in violation of any such health care and data privacy laws and regulations, we may be subject to penalties, including administrative, civil and criminal penalties, monetary damages, disgorgement, imprisonment, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA or foreign regulatory authorities, fees from regulators, fines, significant settlements or judgments resulting from the CCPA’s private right of action, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, any of which could adversely impact our financial results. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation by a private party or governmental agency could cause us to incur significant legal expenses, adversely impact our reputation, and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

The insurance coverage and reimbursement status of newly approved products is uncertain. Any products we develop may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices or healthcare reform initiatives, thereby harming our business.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Even if we succeed in bringing one or more products to the market, these products may not be considered cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. Because our programs are still in clinical development, we are unable at this time to determine their cost effectiveness or the likely level or method of reimbursement. Increasingly, the third-party payors, such as government and private insurance plans, who reimburse patients or healthcare providers, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for pharmaceutical products. If the level of reimbursement provided for any products we develop is inadequate in light of our development and other costs, our return on investment could be adversely affected.

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

The Bipartisan Budget Act of 2018 also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has published a final rule to give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. The American Taxpayer Relief Act of 2012, or ATRA, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Other legislative changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget for fiscal year 2021 includes allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Additionally, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. On July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. The FDA also released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Further, in November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturer. It is these and future regulations that the Biden administration may take will affect our business.

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

We may face difficulties from changes to current regulations and future legislation. Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example:

•	changes to our manufacturing arrangements;
•	additions or modifications to product labeling;
•	the recall or discontinuation of our products; or
•	additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future, including revisions to the PPACA. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for our product candidates, if we obtain regulatory approval;
•	our ability to set a price that we believe is fair for our products;
•	our ability to obtain coverage and reimbursement approval for a product;
•	our ability to generate revenue and achieve or maintain profitability;
•	the level of taxes that we are required to pay; and
•	the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Further, it is possible that additional governmental action is taken to address the COVID-19 pandemic. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biotechnology products. We cannot be sure to what extent these and future legislative and regulatory efforts, whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Disruptions at the FDA, the Securities and Exchange Commission and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the Securities and Exchange Commission, or the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. In May 2020, FDA announced that it will continue to postpone domestic and foreign routine surveillance inspections due to COVID-19. While the FDA indicated that it will consider alternative methods for inspections and could exercise discretion on a case-by-case basis to approve products based on a desk review, if a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of trade laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

The Tax Cuts and Jobs Act could increase our tax burden and adversely affect our business and financial condition.

In December 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (Tax Act) that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) revisions to uses and limitations of net operating loss carryforwards (iii) a partial limitation on the deductibility of business interest expense, and (iv) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a participation exemption system (along with certain rules designed to prevent erosion of the U.S. income tax base).

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

The market price of our common stock has been and may continue to be subject to wide fluctuations. For example, we experienced a significant decrease in our stock price after we announced the suspension of the development of our former lead product candidate PNT2258 and the DNAi platform in June 2016 and after we announced the preliminary clinical data from our two Phase 1/2 studies of SRA737 in June 2019. In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. Factors affecting the market price of our common stock include, but are not limited to:

•	the success of existing or new competitive products;
•	the timing and results of development activities related to our product candidates including momelotinib;
•	our capital requirements, financings and the related dilution;
•	the commencement, enrollment or results of future clinical trials we may conduct, or changes in the development status of our product candidates including momelotinib;
•

any delay in our regulatory filings for our product candidates including momelotinib and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;

•	any disputes with Gilead regarding our acquisition of momelotinib and assumption of the related clinical trials;
•	our ability to acquire or in-license new product candidates to grow our pipeline;
•	adverse results or delays in preclinical studies or clinical trials;
•	changes in laws or regulations applicable to our product candidates including momelotinib, including but not limited to clinical trial requirements for approvals;
•	adverse developments concerning our manufacturers;
•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•	our inability to establish collaborations if needed, or to out-license our product candidates including momelotinib or technologies on favorable terms or at all;

•	our failure to commercialize our product candidates including momelotinib;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of our product candidates including momelotinib;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	the size and growth of our initial target markets;
•	our ability to successfully treat additional types of cancers or at different stages;
•	actual or anticipated variations in quarterly operating results;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	overall performance of the equity markets;
•	sales of our common stock by us or our stockholders in the future;
•	the low trading volume and limited public market for our common stock;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•	actions instituted by activist shareholders or others;
•	general political and economic conditions, including global pandemics such as COVID-19;
•	fiscal and monetary stimulus measures to counteract the impact of the COVID-19 pandemic; and
•	other events or factors, many of which are beyond our control.

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

We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. For example, in November 2019, we conducted a public equity offering where we raised net proceeds of approximately $97.7 million in a substantially dilutive transaction to our pre-existing investors. In August 2020, we filed a prospectus supplement pursuant to which it can issue and sell an aggregate of up to $20.0 million of our common stock from time to time in ATM offerings. During the year ended December 31, 2020, we sold 732,752 shares under the ATM program for net proceeds of $8.9 million, net of commissions and offering expenses. In January 2021, we sold an additional 450,000 shares under the ATM program for proceeds of $7.1 million, net of commissions. In addition, in February 2021, we filed a prospectus supplement pursuant to which we can issue and sell an aggregate of up to $30.0 million of our common stock from time to time in ATM offerings. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock, and, accordingly, the trading price of our common stock may significantly decrease. In addition, our issuance of additional shares of common stock, including upon exercise of our outstanding warrants, will dilute the ownership interests of our existing common stockholders.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain a non-accelerated filer, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404.

In addition, since it has been more than five years since we completed our initial public offering, we are no longer an “emerging growth company” and may no longer take advantage of certain exemptions from various reporting requirements that are applicable to other public companies. This increase in reporting requirements will further increase our compliance burden. As a “smaller reporting company,” however, we are still able to take advantage of certain exemptions available to both emerging growth companies and smaller reporting companies.

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

As of January 31, 2021, our executive officers, directors and 5% stockholders beneficially owned a majority of our outstanding voting shares. Further, four of our current directors are affiliates of certain 5% stockholders. Therefore, these holders may have the ability to influence us through their ownership position and through representation on our board of directors as they hold half of the board seats. These holders may be able to determine all matters requiring stockholder approval. For example, these holders may be able to control the vote with respect to elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock.

General Risks

We may be unable to adequately protect our information technology systems from cyberattacks, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure.

Cyberattacks upon systems, across industries, are increasing in their frequency, persistence, and sophistication, and are being conducted by sophisticated, well-funded, and organized groups and individuals. These cyberattacks may occur on our systems or those of our third-party providers or partners. Additionally, certain threats are designed to remain dormant or undetectable until launched against a target and we may not be able to implement adequate preventative measures. Such cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, the deployment of harmful malware, ransomware attacks, denial-of-service, and/or other means to threaten data confidentiality, integrity and availability. Those engaging in attacks may implement social engineering techniques to induce our employees or contractors to disclose passwords or other sensitive information or take other actions to gain improper access to data or systems. Further, security breaches and other security incidents may result from employee or contractor malfeasance, error or negligence or those of service providers on which we rely. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the loss or misappropriation of confidential business information and trade secrets, unauthorized access to or other compromise of personal information or other sensitive information, and the disclosure of corporate strategic plans. We have in the past experienced, and may in the future experience, a compromise of our data or information technology systems that results in one or more third parties obtaining access to confidential information about our company or sensitive information about individuals, such as employees or clinical trial participants. Although we devote resources to protect our information technology systems and continue to assess and, as necessitated, enhance our cybersecurity protection, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal or reputational harm to us, or would have a material adverse effect on our operating results and financial condition. We also may be required to incur significant costs in an effort to detect and prevent security breaches and other security-related incidents. Confidential information obtained by third parties in connection with past or future attacks could be used in ways that adversely affect our company or our stockholders. The majority of our workforce works remotely rather than in our offices, and we may be more susceptible to security breaches and incidents as a result. Further, we engage third-party service providers to store and otherwise process sensitive and personal information, including our CROs. Our CROs and other service providers face substantial risks of security breaches and incidents. Our service providers may be more susceptible to security breaches and other security incidents while social distancing measures restrict the ability of their employees to work at offices to combat the COVID-19 pandemic. Depending on the nature of any information compromised, in the event of a data breach or other unauthorized access to our sensitive information, we may also have obligations to notify affected individuals and regulators about the incident, and we may be required or find it appropriate to provide some form of remedy, such as a subscription to credit monitoring services, pay significant fines to one or more regulators, or pay compensation in connection with a class-action settlement (including under the new private right of action under the California Consumer Privacy Act of 2018 (the CCPA)). Laws and regulations relating to cybersecurity and notification and other obligations in connection with security breaches and incidents continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations and otherwise responding to any security breach or incident could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises, or is perceived to have compromised, sensitive data.

While our insurance policies include liability coverage for certain of these matters, subject to applicable deductibles, our insurance coverage might not be adequate for data handling or data security liabilities actually incurred, such insurance may not continue to be available to us in the future on economically reasonable terms, or at all, and insurers may deny us coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemic, such as the COVID-19 pandemic, and other natural or man-made disasters or business interruptions, for which we may not have insurance coverage. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. In particular, the potential effects on our business due to the COVID-19 pandemic may be significant and could materially harm our business, operating results and financial condition. We rely on third-party manufacturers to produce and process momelotinib. Our ability to obtain supplies of momelotinib could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Our corporate headquarters are located in San Mateo, California, which is near a major earthquake fault. Our operations and financial condition could suffer in the event of a major earthquake or other natural disaster near any of our locations.

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

Changes in interpretation or application of generally accepted accounting principles may adversely affect our operating results.

We prepare our financial statements to conform to United States Generally Accepted Accounting Principles. These principles are subject to interpretation by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the Securities and Exchange Commission and various other regulatory or accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Additionally, as we are required to adopt new accounting standards, our methods of accounting for certain items may change, which could cause our results of operations to fluctuate from period to period.

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

Our corporate headquarters are located in San Mateo, California, where we occupy approximately 3,800 square feet of office space under a lease that expires in approximately March 2025. We believe that this facility is sufficient to meet our current needs.

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

Our common stock is listed on the Nasdaq Global Market. Our stock trades under the symbol “SRRA”. As of March 8, 2021, there were 56 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

None.

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders. See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands except share and per share data)
Consolidated Statements of Operations Data:
Collaboration revenue	$300	$—	$—	$—	$—
Operating expenses (1):
Research and development	45,118	53,249	41,078	30,157	33,895
General and administrative	20,123	13,743	14,339	12,462	14,180
Total operating expenses	65,241	66,992	55,417	42,619	48,075
Loss from operations	(64,941)	(66,992)	(55,417)	(42,619)	(48,075)
Other income (expense), net:
Changes in fair value of warrant liabilities	(16,240)	(20,926)	—	—	—
Other income (expense), net	421	(517)	1,780	760	351
Total other income (expense), net	(15,819)	(21,443)	1,780	760	351
Loss before provision for (benefit from) income taxes, net	(80,760)	(88,435)	(53,637)	(41,859)	(47,724)
Provision for (benefit from) income taxes, net	142	(160)	(302)	156	143
Net loss	(80,902)	(88,275)	(53,335)	(42,015)	(47,867)
Net loss per share, basic and diluted (2)	$(7.70)	$(30.30)	$(30.16)	$(33.68)	$(63.32)
Weighted-average shares used in computing net loss per share, basic and diluted (2)	10,506,739	2,913,487	1,768,480	1,247,482	756,006

(1)	Includes the following stock-based compensation:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Stock-based compensation:
Research and development	$4,316	$3,873	$4,499	$3,966	$3,635
General and administrative	5,154	1,822	2,297	1,939	1,875
Total stock-based compensation	$9,470	$5,695	$6,796	$5,905	$5,510

(2)

Basic and diluted net loss per share is computed based on the weighted-average number of shares of common stock outstanding during each period. In 2019, basic and diluted net loss per share is computed based on the weighted-average number of common stock and preferred stock with characteristics of common stock outstanding during the period.

	December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$104,055	$147,528	$106,046	$100,348	$109,007
Working capital (1)	97,117	85,288	98,653	94,253	102,625
Total assets	107,487	151,328	109,469	102,198	110,973
Operating lease liability	175	374	—	—	—
Term loan	—	—	4,891	—	—
Total liabilities (1)	9,528	64,983	14,990	7,472	7,725
Accumulated deficit	(846,589)	(765,687)	(677,412)	(624,077)	(582,054)
Total stockholders’ equity	97,959	86,345	94,479	94,726	103,248

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

Overview

We are a late-stage biopharmaceutical company on a quest to deliver targeted therapies that treat rare forms of cancer. Our main focus is the development of momelotinib, an investigational agent for the treatment of myelofibrosis. Currently, momelotinib is in a global Phase 3 clinical trial for patients with myelofibrosis, called the MOMENTUM study, that if successful will be registration enabling. At its completion, approximately 1,000 myelofibrosis patients will have received momelotinib, and several of our clinical trial patients remain on treatment more than 10 years later.

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

Following receipt of this clarity, we announced the design of the MOMENTUM Phase 3 clinical trial in myelofibrosis, which we subsequently launched in the fourth quarter of 2019. MOMENTUM is a randomized double-blind trial designed to enroll 180 myelofibrosis patients who are symptomatic and anemic and have been treated previously with a JAK inhibitor. The Primary Endpoint of the trial is the Total Symptom Score (TSS) response rate of momelotinib compared to danazol at Week 24 (99% power; p-value < 0.05). Danazol has been selected as an appropriate treatment comparator given its use to ameliorate anemia in myelofibrosis patients, as recommended by National Comprehensive Cancer Network (NCCN) and European Society for Medical Oncology (ESMO) guidelines. Patients are being randomized 2:1 to receive either momelotinib or danazol. After 24 weeks of treatment, patients on danazol are being allowed to crossover to receive momelotinib.

During the fourth quarter of 2019, we reported new analyses of red blood cell (RBC) transfusion data from SIMPLIFY-1, a double-blind Phase 3 trial of momelotinib head-to-head versus ruxolitinib in JAK inhibitor-naïve patients, which were presented in a poster by Dr. Ruben Mesa, Director of the Mays Cancer Center, home to UT Health San Antonio MD Anderson Cancer Center, at the 61st American Society of Hematology (ASH) Annual Meeting in Orlando, Florida. These analyses demonstrated that patients who received momelotinib had significantly decreased transfusion requirements compared to those treated with ruxolitinib, including an odds ratio of nearly 10 for receiving no transfusions during the 24-week study period. Transfusion dependency and moderate to severe anemia are critical negative prognostic factors for overall survival in myelofibrosis.

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

•

Momelotinib's safety profile and durable benefits facilitated sustained dose intensity across the continuum of JAK inhibitor-naïve and previously JAK inhibitor treated myelofibrosis patients. While the starting doses for ruxolitinib were often attenuated due to low platelets, further reductions in dose intensity were also commonly required for ruxolitinib. In contrast, momelotinib was initiated at full dose for all subjects enrolled to the SIMPLIFY studies and high dose intensity was maintained in the majority over extended durations. Patients who switched from ruxolitinib to momelotinib saw an immediate and sustained improvement in dose intensity.

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

Most recently, we released updated analyses from the previously completed Phase 3 SIMPLIFY studies of momelotinib at the American Society of Hematology Annual Meeting in December 2020, including overall survival data as well as efficacy data for momelotinib compared to ruxolitinib in patients with low platelet levels. The overall survival data received an oral presentation by Dr. Srdan Verstovsek of the University of Texas MD Anderson Cancer Center in Houston, Texas, USA; efficacy data by platelet strata were presented in a poster by Dr. Jean-Jacques Kiladjian, Saint Louis Hospital, Paris, France. Key findings were:

•

Robust overall survival was observed in both JAK inhibitor-naïve and previously ruxolitinib treated patients. Sustained transfusion independence was observed with extended momelotinib treatment, and the median duration of TI in the momelotinib arm has not been reached after more than three years of follow up. We believe these data, in combination with previously reported safety data, further highlight where momelotinib may be a viable treatment option for myelofibrosis patients including those who are not ideal candidates for currently approved therapies.

•

The retrospective analysis of the two Phase 3 SIMPLIFY studies demonstrate that the relative benefit-risk profile of momelotinib and ruxolitinib is influenced by baseline platelet count. In SIMPLIFY-1, momelotinib achieved substantially higher Transfusion Independence (TI) and splenic response rates and had a similar symptomatic response relative to ruxolitinib in patients whose baseline platelet count was <150 x 10[9]L. For patients whose platelet count was 150 – 300 x 109/L, momelotinib achieved a higher TI response rate and generally similar splenic and symptom response rates. In patients with platelet counts >300 x 109/L, ruxolitinib achieved higher splenic and symptom response rates than momelotinib, and the TI rate remained higher with momelotinib. These updated analyses complement previous findings that demonstrate the ability to initiate and maintain near-maximal momelotinib dose intensity regardless of baseline platelet count, suggesting that this durable dosing contributes to its efficacy profile.

During 2020, we continued to operationalize the MOMENTUM trial on a global basis, and we anticipate closing screening in the first half of 2021 and remain on track to complete enrollment in mid-2021. Top-line data are currently anticipated in the first half of 2022 and we anticipate filing for regulatory approval of momelotinib in the second half of 2022. Due to the recent global outbreak of COVID-19, our clinical trials have been and may continue to be affected, and we are likely to experience delays in anticipated timelines and milestones, which will be difficult to predict until we have more visibility on the duration and impact of the COVID-19 pandemic and the potential institution of additional public health orders. We have experienced and may continue to experience some delays in planned site initiations and activations and may experience future delays in overall enrollment.

We believe that our current resources will be sufficient to execute on our development strategy for momelotinib into the second half of 2022, subject to the potential impact of COVID-19. We are also starting to explore non-dilutive options that could provide additional capital to support our North American commercialization strategy.

Our portfolio also includes SRA737, a selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1), an emerging target for the treatment of cancer which has a key role in the DNA Damage Response (DDR). In November 2020, we entered into an amendment to the License Agreement with CRT Pioneer Fund (CPF) to allow for the potential future clinical development of SRA737.

We wholly own momelotinib, subject to future milestone payments and royalties, and retain the global commercialization rights to SRA737.

Since inception, we have devoted substantially all of our resources to research and development activities, including the clinical development of momelotinib and SRA737 as well as SRA141 and PNT2258, our former product candidates, and to provide general and administrative support for our operations. We have never generated product revenue and have incurred significant net losses since inception. Our net losses were $80.9 million, $88.3 million and $53.3 million for the year ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $846.6 million, of which approximately $428.0 million pertained to the revaluation and conversion of redeemable convertible preferred stock upon our initial public offering in July 2015, $37.2 million related to changes in fair value of our Series A and Series B warrant liabilities until their reclassification to equity in the first quarter of 2020, and $12.0 million pertained to a securities issuance obligation settled during the first quarter of 2020.

The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our clinical studies, employee or industry events, and effect on our suppliers and manufacturers, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our CROs, suppliers or third-party business partners conduct business and as a result, we have begun to experience more pronounced disruptions in our operations. We may experience constrained supply of momelotinib or comparator drug required for our ongoing Phase 3 trial, or, with respect to our clinical trials, delays in enrollment, site initiation, participant dosing, distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, prioritization of hospital resources toward pandemic effort, delays in review by the FDA and comparable foreign regulatory agencies, and disruptions in our supply chain for momelotinib. Any such delays to our planned MOMENTUM timeline could also impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital earlier than we had previously planned. We may be unable to raise additional capital if and when needed, which may result in further delays or suspension of our development plans. As of the filing date of this Annual Report on Form 10-K, the extent to which COVID-19 may impact our financial condition, results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See the section entitled “Risk Factors” included elsewhere in this report for further discussion of the possible impact of the COVID-19 pandemic on our business.

We have funded our operations to date primarily from the issuance and sale of our common stock and convertible voting preferred stock and accompanying warrants through public offerings (including At-The-Market (ATM) equity offerings), and our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through exercises of our preferred stock warrants in private financings. As of December 31, 2020, we had cash and cash equivalents of $104.1 million.

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

The largest recurring component of our total operating expenses has historically been our investment in research and development activities, including the development of momelotinib. We expect our research and development expenses will increase over the next few years as we advance momelotinib, potentially including combination studies as the field of myelofibrosis evolves, achieve regulatory milestones that trigger payments due under our Asset Purchase Agreement with Gilead, pursue regulatory approval of momelotinib in the United States and other jurisdictions, expand our portfolio of product candidates and prepare for potential commercialization, which will require a significant investment in areas related to contract manufacturing and inventory buildup.

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

General and Administrative

General and administrative expenses consist of personnel-related costs, facility-related costs, business insurance, allocated expenses and professional fees for services, including legal, pre-commercialization activities, patent prosecution and maintenance, human resources, audit and accounting services. Personnel-related costs consist of salaries, benefits, stock-based compensation, recruitment fees, severance costs and travel costs.

We expect to incur additional expenses associated with supporting our growing research and development activities, preparing for potential commercialization, continuing to operate as a public company and other administration and professional services.

Other Income (Expense), net

Changes in Fair Value of Warrant Liabilities

Our common stock warrants issued in connection with our November 2019 financing were classified as liabilities on our consolidated balance sheets and, as such, were re-measured to fair value until January 2020, when they were no longer considered derivative instruments. Changes in fair value, which were directly attributable to changes in the fair value of the underlying stock and discount for lack of marketability, were recorded as an expense in the consolidated statement of operations.

Other Income (Expense), net

Other income (expense), net primarily consists of interest earned on our cash and cash equivalents and foreign currency exchange gains and losses related to transactions and monetary asset and liability balances denominated in currencies other than the U.S. dollar. Foreign currency exchange gains and losses may fluctuate in the future due to changes in foreign currency exchange rates. In 2019, other income (expense), net also included interest expense associated with our term loan, including final payment and prepayment fees and the full non-cash amortization of debt issuance costs, until its repayment and offering expenses incurred pertaining to the issuance of warrants.

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

We did not record a provision for U.S. federal income taxes for the year ended December 31, 2020. Our income tax provision relates to income taxes in Canada and Australia and our tax benefit relates to research and development tax credits in Canada. Our net U.S. deferred tax assets continue to be offset by a full valuation allowance.

Results of Operations

A discussion regarding our financial condition and results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 3, 2020.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Collaboration revenue	$300	$—	$300	100%
Operating expenses:
Research and development	45,118	53,249	(8,131)	(15%)
General and administrative	20,123	13,743	6,380	46%
Total operating expenses	65,241	66,992	(1,751)	(3%)
Loss from operations	(64,941)	(66,992)	2,051	(3%)
Other income (expense), net:
Changes in fair value of warrant liabilities	(16,240)	(20,926)	4,686	(22%)
Other income (expense), net	421	(517)	938	(181%)
Total other income (expense), net	(15,819)	(21,443)	5,624	(26%)
Loss before provision for (benefit from) income taxes, net	(80,760)	(88,435)	7,675	(9%)
Provision for (benefit from) income taxes, net	142	(160)	302	(189%)
Net loss	$(80,902)	$(88,275)	$7,373	(8%)

Collaboration Revenue

Collaboration revenue of $0.3 million was recognized during the year ended December 31, 2020 pursuant to the upfront fee received from a collaboration agreement (see Note 8 in the Notes to Consolidated Financial Statements).

Research and Development

Research and development expenses decreased $8.1 million, from $53.2 million in 2019 to $45.1 million in 2020. The decrease was primarily due to a non-cash charge of $10.5 million that was recognized during the year ended December 31, 2019, pertaining to an obligation to issue common stock and a warrant to Gilead in consideration for meaningfully reduced royalty rates and elimination of a milestone payment, partially offset by a $1.5 million non-cash charge during the year ended December 31, 2020 to recognize the change in fair value of the securities until their issuance in January 2020. Also contributing to the decrease was a reduction of $7.6 million in clinical trial, third-party manufacturing, and research and preclinical costs for SRA737 and a $0.9 million decrease in personnel-related and allocated overhead costs for the year ended December 31, 2020. These decreased costs were offset by a $9.4 million increase in clinical trial and development costs related to momelotinib for the year ended December 31, 2020.

General and Administrative

General and administrative expenses increased $6.4 million, from $13.7 million in 2019 to $20.1 million in 2020. The increase was attributable to a $4.9 million increase in personnel-related and allocated overhead costs, including a $3.4 million increase in non-cash stock-based compensation and $1.0 million of severance charges that were primarily related to the resignation of an executive, and an increase of $1.5 million in professional fees primarily relating to pre-commercial costs for momelotinib for the year ended December 31, 2020.

Changes in Fair Value of Warrant Liabilities

The changes in the fair value of our warrant liabilities were directly attributable to the change in the fair value of the underlying stock and discount for lack of marketability until such time the warrants were no longer considered derivative instruments.

Other Income (Expense), net

Other income (expense), net increased $0.9 million, from $0.5 million of other expense, net in 2019 to $0.4 million of other income, net in 2020. The change was primarily attributable to offering expenses pertaining to the issuance of warrants of $1.3 million and interest expense incurred on the term loan of $0.9 million incurred during the year ended December 31, 2019. These charges were not incurred in 2020. This change was offset by a $1.2 million decrease in interest income, due to a lower interest rates, and a $0.1 million increase in foreign exchange loss for the year ended December 31, 2020.

Provision for (Benefit from) Income Taxes, net

Net provision for income taxes of $0.1 million in 2020 and net benefit from income taxes of $0.2 million in 2019 represented foreign income taxes.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have never generated product revenue and have incurred significant net losses. We have funded our operations to date primarily from the issuance and sale of our common stock and convertible voting preferred stock and accompanying warrants through public offerings (including ATM equity offerings), our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through exercises of our preferred stock warrants issued in private financings. Our net losses for the year ended December 31, 2020 and 2019 were $80.9 million and $88.3 million, respectively. As of December 31, 2020, we had an accumulated deficit of $846.6 million, of which approximately $428.0 million pertained to the revaluation and conversion of redeemable convertible preferred stock upon our initial public offering in July 2015, $37.2 million related to changes in fair value of our Series A and Series B warrant liabilities until their reclassification to equity, and $12.0 million pertained to a securities issuance obligation settled in the first quarter of 2020. Our principal sources of liquidity as of December 31, 2020 were cash and cash equivalents of $104.1 million.

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

In August 2020, we entered into an open market sales agreement, pursuant to which we can issue and sell an aggregate of up to $20.0 million of our common stock from time to time in ATM offerings. During the year ended December 31, 2020, we sold 732,752 shares under the ATM program for proceeds of $8.9 million, net of commissions and offering expenses. In January 2021, we sold an additional 450,000 shares under the ATM program for proceeds of $7.1 million, net of commissions. In addition, in February 2021, we filed a prospectus supplement pursuant to which we can issue and sell an aggregate of up to $30.0 million of our common stock from time to time in ATM offerings.

We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest to further develop momelotinib, potentially including combination studies as the field of myelofibrosis evolves;
•	hire additional clinical, regulatory, scientific, drug development and management personnel, as well as personnel to support any future commercialization efforts;

•	invest in scaling our manufacturing capacity to support development and our global commercialization strategy;
•	seek regulatory and marketing approvals for any product candidates that we may develop;
•	achieve regulatory milestones that trigger payments due under our Asset Purchase Agreement with Gilead;
•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;
•	acquire or in-license additional product candidates and technologies;
•	develop additional product candidates;
•	defend against potential lawsuits or other legal issues;
•	maintain, expand and protect our intellectual property portfolio; and
•	add operational, financial and management information systems and personnel related to commercialization and to continue to operate as a public company.

To fund our operating plans, we will need to raise additional capital. Our existing cash and cash equivalents will not be sufficient for us to complete development and prepare for commercializing momelotinib. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities; however, we believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans into the second half of 2022, subject to the potential impact of COVID-19. In addition, Series B warrants, if fully exercised, would provide approximately $34.0 million in proceeds to us. We cannot assure you that the Series B warrants will be exercised, or that we will ever be profitable or generate positive cash flow from operating activities. However, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts, including any potential impacts of the COVID-19 pandemic on our clinical development efforts, costs related to momelotinib commercialization efforts, costs related to potentially develop momelotinib in combination studies or costs to develop additional product candidates.

We plan to continue to fund our operating plans’ needs through equity financings or other arrangements, such as strategic partnerships and alliances or licensing arrangements. To the extent that we raise additional capital through future equity financings, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. If we raise additional funds through strategic partnerships and alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or momelotinib or grant licenses on terms unfavorable to us. There can be no assurance that such additional financing, if available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, we would need to reevaluate our future operating plans. We are exploring options to support the potential continued development of SRA737 in the future. There can be no assurance that we will successfully obtain the funding or support necessary to advance SRA737 or obtain such funding or support on commercially reasonable terms.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019
	(in thousands)
Cash used in operating activities	$(52,367)	$(51,183)
Cash used in investing activities	(12)	(39)
Cash provided by financing activities	8,901	92,738
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	5	(34)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(43,473)	$41,482

Cash Flows from Operating Activities

In 2020, cash used in operating activities of $52.4 million was attributable to a net loss of $80.9 million, partially offset by $27.7 million in non-cash and other adjustments and a net change of $0.8 million in our net operating assets and liabilities. The non-cash charges consisted primarily of a $16.2 million change in fair value of our warrant liabilities, a $1.5 million non-cash charge relating to the securities issuable to Gilead in connection with the amendment to the Asset Purchase Agreement, and $9.5 million of non-cash stock-based compensation. The change in net operating assets and liabilities was primarily attributable to an increase in our accounts payable of $1.2 million, partially offset by a decrease in our accrued, other and operating lease liabilities of $0.4 million.

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

Cash Flows from Investing Activities

Cash used in investing activities for each of December 31, 2020 and 2019 was primarily attributable to the purchase of property and equipment.

Cash Flows from Financing Activities

In 2020, cash provided by financing activities of $8.9 million consisted of net proceeds (gross proceeds of $9.3 million) from the sale of 732,752 shares under the ATM program.

In 2019, cash provided by financing activities was $92.7 million, attributable to net proceeds of $97.7 million received from our November 2019 financing and $0.4 million of proceeds received from the exercise of options to purchase common stock, partially offset by a $5.4 million payment to settle our term loan and related repayment obligations.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2020, which represent material expected or contractually committed future obligations.

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Purchase commitments(1)	$22,267	$12,979	$9,262	$26	$—
Operating lease obligations(2)	1,203	296	849	58	—
Total contractual obligations	$23,470	$13,275	$10,111	$84	$—

(1)	Reflects payments we are required to make pursuant to clinical trial and manufacturing agreements.
(2)

Reflects payments we are required to make under operating lease agreements. Minimum lease payments have not been reduced by base rent of $0.4 million due in the future under sublease agreement. Taxes and other operating costs payable to the landlord and recoverable from the subtenant are not included in the amounts disclosed. (See Note 6 to the financial statements under Item 8 of this Form 10-K.)

Under the terms of the agreements with Gilead and CRT Pioneer Fund LP (CPF), we will be required to pay future milestones if certain developmental, regulatory and commercial milestones are achieved. Future milestones for which we cannot reliably estimate the timing have been excluded from the table above.

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

Stock-Based Compensation

Stock-based compensation costs related to stock options granted to employees are measured at the date of grant based on the estimated fair value of the award. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. For stock-based awards that vest subject to the satisfaction of a service requirement, the grant date fair value of the awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. For stock-based awards subject to the satisfaction of a service requirement and performance component, the fair value of the award, which is measured on the date of grant, is recognized over the requisite service period as achievement of the performance objective becomes probable. The fair value of any options issued to non-employees is recorded as expense over the vesting period, which is generally the service period.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the estimated fair value of stock-based awards. These assumptions include:

Expected Term—The expected term represents the period that stock-based awards are expected to be outstanding. As our historical share option exercise is limited due to a lack of sufficient data points, and does not provide a reasonable basis upon which to estimate an expected term, we estimate the expected term by using the midpoint between the weighted-average vesting term and the contractual expiration period of the stock-based award.

Expected Volatility—The expected volatility is derived from a weighted volatility using both the trading history for our common stock and the historical stock volatilities of peer public companies within our industry that are considered to be comparable to our business over a period equivalent to the expected term of the stock-based awards.

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

Warrant Liabilities

Warrants for the purchase of shares of our common stock issued in connection with our November 2019 financing were classified as derivative liabilities on our consolidated balance sheets at their fair value on the date of issuance. At the end of each reporting period, changes in estimated fair value during the period were recognized as a component of other income (expense), net in our consolidated statement of operations. We revalued the warrant liabilities until they ceased to be derivative instruments, at which time they were reclassified to additional paid-in capital at their fair value.

We estimated the fair value of these liabilities using assumptions that were based on the individual characteristics of the warrants on the valuation dates. We used the Black-Scholes option-pricing model and the fair value of the underlying stock to determine the fair value of these liabilities. The valuation model was based on inputs as of the valuation dates, including the estimated volatility of our stock, the remaining contractual term of the warrants and the risk-free interest rates. An estimated non-marketable discount was also applied if applicable.

Securities Issuance Obligation

The obligation to issue shares of our common stock and a warrant to purchase the same number of shares of common stock pursuant to the amendment to the Asset Purchase Agreement with Gilead was classified as a liability on our consolidated balance sheet at their fair values on the date such obligations arose. At the end of each reporting period, changes in estimated fair values during the period were recognized as research and development expense on our consolidated statement of operations. We adjusted the fair values of the obligations until the securities issuance obligation was settled, at which time the liabilities were reclassified to common stock and additional paid-in capital at their fair values.

We estimated the fair values of these obligations using assumptions that were based on the individual characteristics of the securities to be issued. We used the fair value of the underlying stock and estimated non-marketable discount to determine the common stock issuance obligation, and the Black-Scholes option-pricing model and the fair value of the underlying stock to determine the fair value of the warrant issuance obligation. The valuation model was based on inputs as of the valuation dates, including the estimated volatility of our stock, the remaining contractual term of the warrants and the risk-free interest rates. An estimated non-marketable discount was also applied if applicable.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet financing arrangements or any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities and foreign currency risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $104.1 million as of December 31, 2020, which consisted primarily of bank deposits and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. While the instruments in our portfolio are of short-term nature and a sudden change in market interest rates would not be expected to have a material impact, a zero-rate environment for an extended period of time could adversely affect our results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sierra Oncology, Inc.:

San Mateo, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sierra Oncology Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Accounting Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Liabilities and Prepaid Expenses – Management’s Estimates of Accrued and Prepaid Research and Development Costs Associated with Clinical Trials - Refer to Notes 2 and 5 to the Financial Statements

Critical Accounting Matter Description

The Company recognizes research and development costs for clinical trials based on an evaluation of the progress to completion of specific tasks using information and data provided by contract research organizations (CROs) and other third parties. Depending on the timing of payments to providers of research and development services, the Company recognizes prepaid expenses or accrued expenses related to these costs. These prepaid or accrued expenses are based on management’s estimates of the work performed under service agreements and milestones achieved.

We identified accrued and prepaid research and development costs related to clinical trials as a critical audit matter because of the judgments necessary for management to estimate the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual cost. The volume and complexity of the service agreements required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to audit management’s estimates of services performed and costs incurred and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to clinical trial accrued and prepaid expenses include the following, among others:

•	We evaluated publicly available information (such as press releases and investor presentations) and board of directors’ materials regarding the status of clinical trial activities.
•

We made selections of specific amounts recognized as research and development expense as well as those recognized as accrued and prepaid expenses to evaluate management’s estimates of the services performed and costs incurred and performed the following procedures:

•	Obtained and read the related service agreements, amendments thereto, purchase orders, invoices, or other supporting documentation (such as communications between the Company and CROs).
•	Performed corroborating inquiries with Company management and clinical operations personnel.
•	Evaluated management’s judgments compared to the evidence obtained.

/s/ Deloitte & Touche LLP

Grand Rapids, Michigan

March 11, 2021

We have served as the Company's auditor since 2014.

SIERRA ONCOLOGY, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104,055	$147,528
Prepaid expenses and other current assets	2,415	2,369
Total current assets	106,470	149,897
Property and equipment, net	52	113
Operating lease right-of-use asset	318	589
Other assets	647	729
TOTAL ASSETS	$107,487	$151,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued and other liabilities	$7,148	$7,170
Accounts payable	2,205	1,019
Warrant liabilities	—	45,935
Securities issuance obligation	—	10,485
Total current liabilities	9,353	64,609
Operating lease liability	175	374
TOTAL LIABILITIES	9,528	64,983
Commitments and Contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of December 31, 2020 and December 31, 2019; nil shares issued and outstanding as of December 31, 2020 and 103,000 shares of Series A convertible voting preferred stock issued and outstanding as of December 31, 2019	—	1
Common stock, $0.001 par value; 500,000,000 shares authorized as of December 31, 2020 and December 31, 2019; 11,128,484 and 1,867,176 shares issued and outstanding as of December 31, 2020 and 2019	11	74
Additional paid-in capital	944,537	851,957
Accumulated deficit	(846,589)	(765,687)
TOTAL STOCKHOLDERS’ EQUITY	97,959	86,345
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$107,487	$151,328

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA ONCOLOGY, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Collaboration revenue	$300	$—	$—
Operating expenses:
Research and development	45,118	53,249	41,078
General and administrative	20,123	13,743	14,339
Total operating expenses	65,241	66,992	55,417
Loss from operations	(64,941)	(66,992)	(55,417)
Other income (expense), net:
Changes in fair value of warrant liabilities	(16,240)	(20,926)	—
Other income (expense), net	421	(517)	1,780
Total other income (expense), net	(15,819)	(21,443)	1,780
Loss before provision for (benefit from) income taxes, net	(80,760)	(88,435)	(53,637)
Provision for (benefit from) income taxes, net	142	(160)	(302)
Net loss and comprehensive loss	$(80,902)	$(88,275)	$(53,335)
Net loss per common share, basic and diluted	$(7.70)	$(30.30)	$(30.16)
Weighted-average shares used in computing net loss per common share, basic and diluted	10,506,739	2,913,487	1,768,480

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA ONCOLOGY, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Series A Convertible Voting Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2017	—	$—	1,309,856	$52	$718,751	$(624,077)	$94,726
Issuance of common stock for exercise of stock options	—	—	3,014	—	180	—	180
Stock-based compensation	—	—	—	—	6,796	—	6,796
Issuance of common stock, net of offering costs of $3.2 million	—	—	546,250	22	45,974	—	45,996
Issuance of common stock warrant	—	—	—	—	116	—	116
Net loss	—	—	—	—	—	(53,335)	(53,335)
Balance—December 31, 2018	—	—	1,859,120	74	771,817	(677,412)	94,479
Issuance of common stock for exercise of stock options	—	—	8,056	—	445	—	445
Stock-based compensation	—	—	—	—	5,695	—	5,695
Issuance of convertible voting preferred stock, net of offering costs of $4.0 million	103,000	1	—	—	74,000	—	74,001
Net loss	—	—	—	—	—	(88,275)	(88,275)
Balance—December 31, 2019	103,000	1	1,867,176	74	851,957	(765,687)	86,345
Conversion of Series A convertible voting preferred stock to common stock	(103,000)	(1)	7,803,273	8	(7)	—	—
Reclassification of warrant liabilities to equity	—	—	—	—	62,175	—	62,175
Issuance of common stock in connection with an amendment to the asset purchase agreement	—	—	725,283	1	8,781	—	8,782
Issuance of warrant in connection with an amendment to the asset purchase agreement	—	—	—	—	3,188	—	3,188
Reverse stock split adjustment	—	—	—	(73)	73	—	—
Stock-based compensation	—	—	—	—	9,470	—	9,470
Issuance of common stock from an At-The-Market equity offering, net of offering costs of $0.4 million	—	—	732,752	1	8,900	—	8,901
Net loss	—	—	—	—	—	(80,902)	(80,902)
Balance—December 31, 2020	—	$—	11,128,484	$11	$944,537	$(846,589)	$97,959

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA ONCOLOGY, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(80,902)	$(88,275)	$(53,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of warrant liabilities	16,240	20,926	—
Securities issuance obligation	1,485	10,485	—
Stock-based compensation	9,470	5,695	6,796
Depreciation and amortization	238	83	111
Asset impairment	106	—	—
Other	201	161	(68)
Warrant issuance costs	—	1,279	—
Term loan repayment fee	—	438	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(33)	336	(1,341)
Accrued, other and operating lease liabilities	(366)	(2,034)	2,770
Accounts payable	1,194	(277)	(48)
Net cash used in operating activities	(52,367)	(51,183)	(45,115)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12)	(39)	(118)
Net cash used in investing activities	(12)	(39)	(118)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock from At-The-Market equity offering, net of offering costs	8,901	—	—
Proceeds from public offering, net of offering costs	—	97,731	—
Proceeds of term loan and repayment fee	—	(5,438)	—
Proceeds from exercise of common stock options	—	445	180
Proceeds from issuance of common stock upon follow-on offering, net of offering costs	—	—	45,996
Proceeds from issuance of term loan, net of issuance costs	—	—	4,955
Net cash provided by financing activities	8,901	92,738	51,131
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	5	(34)	(88)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(43,473)	41,482	5,810
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	147,828	106,346	100,536
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$104,355	$147,828	$106,346
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for (refund of) income taxes, net	$28	$(69)	$15
Cash paid for interest	$—	$336	$87
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Issuance of common stock and common stock warrant in connection with an amendment to the asset purchase agreement	$11,970	$—	$—
Reclassification of warrant liabilities to equity	$62,175	$—	$—
Unpaid deferred financing costs in accrued and other liabilities	$10	$—	$—
Right-of-use asset obtained in exchange for operating lease obligation	$—	$771	$—
Issuance costs of convertible voting preferred stock and warrants included in accrued and other liabilities	$—	$268	$—
Issuance of common stock warrant	$—	$—	$116

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

1.	The Company and Basis of Presentation

Organization and Description of Business

Sierra Oncology, Inc. (together with its subsidiaries, collectively referred to as the “Company”), a Delaware corporation, is a late-stage biopharmaceutical company on a quest to deliver targeted therapies that treat rare forms of cancer. The Company’s main focus is the development of momelotinib, an investigational agent for the treatment of myelofibrosis. Momelotinib is a selective and orally-bioavailable JAK1 (Janus kinase 1), JAK2 (Janus kinase 2) and ACVR1 (Activin A receptor type 1) inhibitor with a differentiated mechanism of action that enables it to potentially address all three key manifestations of myelofibrosis: anemia of inflammation, constitutional symptoms and enlarged spleen. Currently, momelotinib is in a global Phase 3 clinical trial for patients with myelofibrosis, called the MOMENTUM study, that if successful will be registration enabling. At its completion, approximately 1,000 myelofibrosis patients will have received momelotinib, and several of our clinical trial patients remain on treatment more than 10 years later.

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

As of December 31, 2020, the Company had $104.1 million of cash and cash equivalents. The Company believes that its balance of cash and cash equivalents as of the date of the issuance of these consolidated financial statements is sufficient to fund its current operational plan for at least the next twelve months though it may pursue raising additional capital through equity financings or other arrangements.

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

At-The-Market Common Stock Offerings

In August 2020, the Company entered into an open market sales agreement, pursuant to which it can issue and sell an aggregate of up to $20.0 million of its common stock from time to time in At-The-Market (ATM) offerings. During the year ended December 31, 2020, the Company sold 732,752 shares under the ATM program for net proceeds of $8.9 million, net of commissions and offering expenses.

In February 2021, the Company filed a prospectus supplement pursuant to which it can issue and sell an aggregate of up to $30.0 million of its common stock from time to time in ATM offerings.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of expense during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to the fair values of stock options and warrants issued, the convertible voting preferred stock and securities issuance obligation, the probability of achieving performance-based milestones of stock options, accruals such as research and development costs, and recoverability of the Company’s net deferred tax assets, and related valuation allowance. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the U.S. Dollar. Transactions denominated in currencies other than the functional currency are recorded at prevailing exchange rates during the period. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are recorded at historical exchange rates. Gains and losses related to remeasurement are recorded in other income (expense), net in the consolidated statements of operations. The net foreign exchange transaction gains (losses) included in other income (expense), net in the accompanying consolidated statements of operations were insignificant for the years ended December 31, 2020, 2019 and 2018.

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

Fair Value of Financial Instruments

The Company’s cash and cash equivalents, restricted cash, other current assets, accounts payable and accrued liabilities approximate their fair values at December 31, 2020 and 2019, due to their short duration. The warrant liabilities and securities issuance obligation contained unobservable inputs that reflected the Company’s own assumptions in which there was little, if any, market activity at the measurement date, thus the Company’s warrant liabilities and securities issuance obligation were measured at their fair values on a recurring basis using unobservable inputs until such time the warrants were no longer considered derivative instruments and the securities issuance obligation was settled.

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

Operating Lease Right-of-Use Asset and Lease Liability

The Company recognizes an operating lease with terms greater than one year as right-of-use (ROU) asset and lease liability on its consolidated balance sheet using the portfolio approach. Lease liability and ROU asset are recorded based on the present value of future lease payments over the contractual term of the operating lease. The Company utilized its incremental borrowing rate from information available as at the date of initial adoption in determining the present value of the future lease payments. The lease liability and ROU asset are amortized over the term of the lease.

Warrant Liabilities

The Company accounted for its warrants issued in connection with its November 2019 financing based upon the characteristics and provisions of the instruments. Warrants classified as derivative liabilities were recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and remeasured to fair value on each subsequent reporting period, with the changes in fair value recognized as a component of other income (expense), net in the accompanying consolidated statements of operations. The Company revalued the warrant liabilities until they ceased to be derivative instruments, at which time they were reclassified to additional paid-in capital at their fair value. The Company estimated the fair value of these liabilities using the Black-Scholes option-pricing model and the fair value of the underlying stock, as well as assumptions for expected volatility, expected term and risk-free interest rate. An estimated non-marketable discount was also applied if applicable. Offering expenses arising from the issuance of warrants are expensed as incurred.

Securities Issuance Obligation

The Company recognized its securities issuance obligation pursuant to the amendment to the Asset Purchase Agreement with Gilead Sciences, Inc. (Gilead) at their fair values on the date such obligations arose. At the end of each reporting period, changes in estimated fair values during the period were recognized as research and development costs in the accompanying consolidated statements of operations. The Company adjusted the fair values of the obligations until the securities issuance obligation was settled, at which time the liabilities were reclassified to common stock and additional paid-in capital at their fair values. The Company determined the fair values of these obligations based upon the individual characteristics and provisions of the securities to be issued. The Company estimated the fair value of its obligation to issue common stock using the fair value of the underlying stock and a non-marketable discount. The Company estimated the fair value of its obligation to issue warrant using the Black-Scholes option-pricing model and the fair value of the underlying stock, as well as assumptions for expected volatility, expected term and risk-free interest rate. An estimated non-marketable discount was also applied if applicable.

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

Stock-Based Compensation

The Company accounts for stock-based payments at fair value, which is measured using the Black-Scholes option-pricing model. For stock-based awards that vest subject to the satisfaction of a service requirement, the fair value measurement date for stock-based compensation awards is the date of grant and the expense is recognized on a straight-line basis over the vesting period, which is generally the service period. For stock-based awards that vest subject to the satisfaction of a service requirement and a performance component, the fair value measurement date is the date of grant and the expense is recognized over the requisite service period as achievement of the performance objective becomes probable. The Company accounts for forfeitures as they occur.

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

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common stock outstanding during the period without consideration for common stock equivalents. In 2019, preferred stock with characteristics of common stock was also included in the determination of the weighted average. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options and warrants for common stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following shares of common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of December 31,
	2020	2019	2018
Series A warrants for common stock	7,802,241	7,802,241	—
Series B warrants for common stock	2,574,727	2,574,727	—
Options to purchase common stock	4,146,928	326,023	262,539
Warrants for common stock	727,122	1,839	1,839
Total potential dilutive shares	15,251,018	10,704,830	264,378

Also excluded from the calculation of diluted net loss per share are 450,000 shares of common stock issued by the Company in January 2021, under its ATM program for proceeds of $7.1 million, net of commissions.

4.	Fair Value Measurements

The Company measures and reports its cash equivalents, restricted cash, warrant liabilities and securities issuance obligation at fair value. The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$101,919	$—	$—	$101,919
Restricted money market funds	300	—	—	300
Total financial assets	$102,219	$—	$—	$102,219

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$146,240	$—	$—	$146,240
Restricted money market funds	300	—	—	300
Total financial assets	$146,540	$—	$—	$146,540
Financial Liabilities
Warrant liabilities	$—	$—	$45,935	$45,935
Securities issuance obligation	—	—	10,485	$10,485
Total financial liabilities	$—	$—	$56,420	$56,420

Money market funds and restricted money market funds are measured at fair value on a recurring basis using quoted prices and are classified as a Level 1 input.

The Company’s warrant liabilities and securities issuance obligation contained unobservable inputs that reflected the Company’s own assumptions in which there was little, if any, market activity at the measurement date. Accordingly, the Company’s warrant liabilities and securities issuance obligation were measured at fair value on a recurring basis using unobservable inputs at each reporting period. The warrant liabilities and securities issuance obligation were classified as Level 3 inputs. These liabilities were shown as current liabilities on the balance sheet until such time the warrants were no longer considered derivative instruments and the securities issuance obligation was settled.

The fair values of the Series A and Series B warrants were estimated using the Black-Scholes option-pricing model. The expected terms represented the periods that the warrants are expected to be outstanding. The risk-free interest rates were based on the U.S. Constant Maturity treasury curve commensurate with the time to expiry. The expected dividend was zero as the Company has not paid nor does it anticipate paying any dividends on its common stock in the foreseeable future. The expected volatilities were estimated by backsolving to volatility implied in the transaction price. Discount for lack of marketability was dependent on the restriction period and the estimated volatility during the period.

The fair value of the warrant issuance obligation was estimated using the Black-Scholes option-pricing model. The expected term represented the period that the underlying warrant is expected to be outstanding from the time the issuance obligation arose. The risk-free interest rate was based on the U.S. Constant Maturity treasury curve commensurate with the time to expiry. The expected dividend was zero as the Company has not paid nor does it anticipate paying any dividends on its common stock in the foreseeable future. The expected volatility was estimated by backsolving to volatility implied in the transaction price. The fair value of the common stock issuance obligation was estimated based on the fair value of the underlying common stock. Discount for lack of marketability was dependent on the restriction period and the estimated volatility during the period.

The assumptions used in calculating the estimated fair values at the end of the reporting period represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

At November 13, 2019, upon the issuance of Series A and Series B warrants and when the securities issuance obligation arose, the Company estimated the fair values of the financial liabilities using the following assumptions:

	Series A Warrant	Series B Warrant	Warrant Issuance Obligation	Common Stock Issuance Obligation
Expected term (in years)	5.2	2.3	5.2	N/A
Expected volatility	43%	88%	43%	N/A
Risk-free interest rate	1.70%	1.64%	1.70%	N/A
Expected dividend yield	— %	— %	— %	N/A
Discount for lack of marketability	30%	30%	32%	32%

At December 31, 2019, the Company remeasured these liabilities to their fair values using the following assumptions:

	Series A Warrant	Series B Warrant	Warrant Issuance Obligation	Common Stock Issuance Obligation
Expected term (in years)	5.1	2.2	5.1	N/A
Expected volatility	43%	88%	43%	N/A
Risk-free interest rate	1.69%	1.59%	1.70%	N/A
Expected dividend yield	— %	— %	— %	N/A
Discount for lack of marketability	25%	25%	25%	25%

At January 22, 2020, Series A and Series B warrants were no longer considered to be derivative instruments. The Company remeasured the fair value of the warrant liabilities at the time of reclassification to equity using the following assumptions:

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

The following table provides a summary of changes in the estimated fair values of the Company’s Level 3 financial liabilities, which were measured at fair value on a recurring basis using unobservable inputs:

	Series A Warrant Liability	Series B Warrant Liability	Warrant Issuance Obligation	Common Stock Issuance Obligation	Total
	(in thousands)
Balance, December 31, 2018	$—	$—	$—	$—	$—
Issuance of warrants	17,133	7,876	—	—	25,009
Securities issuance obligation	—	—	1,543	4,903	6,446
Changes in fair value	15,483	5,443	1,493	2,546	24,965
Balance, December 31, 2019	32,616	13,319	3,036	7,449	56,420
Changes in fair value	11,597	4,643	152	1,333	17,725
Settlement of financial liabilities by securities issuance	—	—	(3,188)	(8,782)	(11,970)
Reclassification to equity	(44,213)	(17,962)	—	—	(62,175)
Balance, December 31, 2020	$—	$—	$—	$—	$—

Fluctuations in fair values of the financial liabilities were attributable to changes in the fair value of the underlying stock and non-marketable discount.

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2020 and 2019.

5.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	December 31, 2020	December 31, 2019
	(in thousands)
Cash	$2,136	$1,288
Cash equivalents:
Money market accounts	101,919	146,240
Total cash and cash equivalents	$104,055	$147,528

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows.

	December 31, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$104,055	$147,528
Restricted cash included in other assets	300	300
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$104,355	$147,828

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2020	December 31, 2019
	(in thousands)
Prepaid insurance	$991	$918
Prepaid research and development project costs	321	853
Other receivables	311	190
Other	792	408
Total prepaid expenses and other current assets	$2,415	$2,369

Property and Equipment, net

Property and equipment, net consists of the following:

	December 31, 2020	December 31, 2019
	(in thousands)
Software	$361	$352
Leasehold improvements	—	112
Computer equipment	—	89
Furniture and fixtures	—	3
Property and equipment, gross	361	556
Less: accumulated depreciation	(309)	(443)
Total property and equipment, net	$52	$113

Depreciation related to the Company’s property and equipment for each of the years ended December 31, 2020, 2019 and 2018 was $0.1 million.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	December 31, 2020	December 31, 2019
	(in thousands)
Accrued employee related costs	$4,359	$3,420
Accrued research and development costs	1,715	2,668
Accrued professional fees	774	817
Operating lease liability	207	187
Other	93	78
Total accrued and other liabilities	$7,148	$7,170

6.	Leases

The Company entered into an operating lease agreement to lease the office space in Vancouver, Canada commencing March 1, 2018. The lease expires on February 28, 2023.  In December 2020, the Company entered into an agreement to sublet the entire office premises to a third party until February 27, 2023. Pursuant to the sublease agreement, the subtenant will pay base rent of $0.2 million per annum and all operating costs to the Company. The Company recorded an impairment charge of $0.1 million during the year ended December 31, 2020.

The components of lease expense, which are recorded in general and administrative expense, and related cash flows for the year ended December 31, 2020 and 2019 were as follows:

	Year ended December 31,
	2020	2019
	(in thousands)
Operating lease cost	$195	$203
Short-term lease cost	42	117
	237	320
Operating cash flows used for operating leases	$212	$198

The total rent expense was $0.5 million for the year ended December 31, 2018.

As of December 31, 2020, the weighted average remaining lease term and discount rate for the operating lease are 2.2 years and 6.5%, respectively.

As of December 31, 2020, maturities of lease liability due under the lease agreement are as follows:

Years Ending December 31:	Operating Leases
(in thousands)
2021	226
2022	180
Total lease payments	406
Less imputed interest	(24)
Total	$382

In addition to base rent, this lease requires payment of operating costs. These costs are not included in the table above.

In December 2020, the Company entered into a 48-month operating lease agreement to lease office space in San Mateo, California. The lease has not commenced as of December 31, 2020. The Company’s obligation under this office lease is $0.1 million for 2021, $0.2 million for each of 2022, 2023 and 2024, and $0.1 million for 2025.

7.	Term Loan

In August 2018, the Company entered into a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB). Contemporaneously with executing the Loan Agreement, the Company drew down the first $5.0 million tranche. In December 2019, the Company repaid the $5.0 million term loan and paid the prepayment and final payment fees of $0.1 million and $0.3 million, respectively. In connection with the Loan Agreement, the Company issued a warrant to SVB to purchase 1,839 of the Company’s common stock at a price per share of $74.80. The warrant was immediately exercisable, will expire on August 21, 2028, contains a cashless exercise provision and is classified as equity.

No interest expense was recognized for the year ended December 31, 2020. The Company recognized interest expense related to the Loan Agreement of $0.9 million for the year ended December 31, 2019, including the final payment fee, the prepayment fee and the unamortized portion of the debt issuance costs. Interest expense for the year ended December 31, 2018 was $0.2 million.

8.	Commitments and Contingencies

Asset Purchase Agreement

In August 2018, the Company entered into an Asset Purchase Agreement with Gilead whereby the Company acquired worldwide rights to the pharmaceutical product momelotinib, an investigational orally-bioavailable JAK1, JAK2 and ACVT1 inhibitor together with all related intellectual property rights and certain other related assets. Pursuant to the agreement, the Company made a one-time upfront payment of $3.0 million in August 2018. The related expense was included in research and development for the year ended December 31, 2018 in the accompanying consolidated statement of operations. In October 2019, the Company entered into an amendment to the Asset Purchase Agreement in which the Company agreed to issue, subject to certain conditions, shares of common stock and a warrant to purchase common stock to Gilead in consideration for meaningfully reduced royalty rates and elimination of a near term milestone payment in the Asset Purchase Agreement. Pursuant to the amended agreement, milestone payments of up to an aggregate of $190.0 million may become payable to Gilead upon the achievement of certain regulatory and commercial milestone events and the Company is required to pay Gilead low double-digit to high-teens percent tiered combined royalties based upon net sales.

In connection with obligations under the amendment, the Company recognized a $10.5 million non-cash research and development expense for the year ended December 31, 2019 based on the fair value of the securities to be issued. On January 31, 2020, the Company fulfilled its obligation to issue securities by entering into a securities purchase agreement with Gilead, pursuant to which the Company issued to Gilead 725,283 shares of the Company’s common stock and a warrant to purchase 725,283 shares of common stock at a price per share of $13.20. The warrant is immediately exercisable, will expire on January 31, 2025 and contains a cash and/or cashless exercise provision. Upon remeasurement of the securities issuance obligation immediately prior to the issuance, an additional $1.5 million of non-cash research and development expense, representing changes in fair value of the securities since December 31, 2019, was recognized in the consolidated statement of operations for the year ended December 31, 2020. See Note 4, Fair Value Measurement for further discussions in valuation techniques.

License Agreements

In September 2016, the Company entered into an exclusive license agreement with CRT Pioneer Fund LP (CPF) for worldwide rights, know-how and materials to develop SRA737, a small molecule inhibitor targeting Chk1, a promising therapeutic target to treat cancer. Pursuant to the agreement, the Company made a one-time upfront payment of $7.0 million to CPF in October 2016 and paid $2.0 million to CPF in January 2017 for the successful transfer of two ongoing Phase 1 clinical trials. Pursuant to the original license agreement, additional milestone payments of up to an aggregate of $319.5 million may have become payable to CPF upon the achievement of certain milestones. In November 2020, the Company entered into an amendment to the license agreement with CPF, which amended the terms and reduced the amounts of certain future milestones. Pursuant to the amended agreement, future milestone payments of up to an aggregate of $290.0 million may become payable to CPF upon the achievement of certain developmental, regulatory and commercial milestones, including a milestone payment of $2.0 million upon the dosing of the first patient of the first trial of SRA737 following the effective date of the amendment. These milestones will be accrued once they are considered probable of occurring. In addition, the Company is required to pay CPF, on a product-by-product and country-by-country basis, tiered high single-digit to low double-digit royalties on the net sales of any product successfully developed.

In May 2016, the Company entered into an exclusive license agreement (Carna License Agreement) with Carna Biosciences, Inc. (Carna) for worldwide rights to develop and commercialize SRA141, a small molecule kinase inhibitor targeting Cdc7. In exchange for this exclusive right, the Company paid Carna an upfront payment of $0.9 million in June 2016. In June 2020, the Company entered into a collaboration agreement (Carna Collaboration Agreement) with Carna effectively terminating the Carna License Agreement. Pursuant to the Carna Collaboration Agreement, Carna paid an upfront fee of $0.3 million, which was recognized as collaboration revenue during the year ended December 31, 2020 by the Company, for the exclusive worldwide rights for SRA141 and other transition services. In addition, the Company may be entitled to single-digit royalties on product sales, on a product-by-product basis, and low to mid-teen profit share on royalty and non-royalty income.

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

COVID-19

The full extent of the impact of the COVID-19 pandemic on financial markets, economies worldwide and our business is highly uncertain. Research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of clinical trials and other related business activities. The Company is carefully monitoring the pandemic and the potential length and depth of the resulting economic impact on its financial condition and results of operations. As of December 31, 2020, the Company was not aware of any contingencies and no related estimates were recorded on its financial statements as a result of COVID-19.

9.	Common Stock

 The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to effect the conversion of all outstanding preferred stock, options granted and available for grant under the incentive plans, shares reserved for issuance under the employee stock purchase plan and issued warrant.

	December 31, 2020	December 31, 2019
Shares reserved under Series A warrant	7,802,241	7,802,241
Shares reserved under Series B warrant	2,574,727	2,574,727
Shares reserved for future option grants under equity plans	1,117,796	51,514
Outstanding stock options under equity incentive plans	4,146,928	326,023
Outstanding warrants	727,122	1,839
Shares reserved under the 2015 employee stock purchase plan	17,500	17,500
Shares reserved for conversion of Series A Preferred Stock	—	7,803,273
Total common stock reserved for issuance	16,386,314	18,577,117

10.	Preferred Stock

As of December 31, 2020 and 2019, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001. There were no shares of preferred stock issued and outstanding as of December 31, 2020 and 103,000 shares of Series A Preferred Stock outstanding as of December 31, 2019.

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

In connection with the Company’s November 2019 public offering of the Series A Preferred Stock, the Company issued Series A warrants to purchase up to 7,802,241 shares of common stock at an exercise price equal to $13.20, and Series B warrants to purchase up to 2,574,727 shares of common stock at an exercise price equal to $13.20. Both Series A and Series B warrants are exercisable following stockholder approval in January 2020 of an increase in authorized common stock sufficient to allow for the exercise of the warrants, subject to certain beneficial ownership limitations. The Series A warrants will expire five years from the date they first became exercisable or on January 22, 2025 and contain a cash and/or cashless exercise provision. The Series B warrants will expire on the 75th day anniversary following the announcement of top-line data from the Company’s MOMENTUM Phase 3 clinical trial of momelotinib and may only be exercised by paying the exercise price in cash, which would amount to approximately $34.0 million in proceeds to the Company if fully exercised.

The Company revalued the warrant liabilities using the Black-Scholes option pricing model until they ceased to be derivative instruments, following stockholder approval of an increase in authorized common stock sufficient to allow for the exercise of the warrants, at which time they were reclassified to equity. The fair values of the Series A and Series B warrants at the time of issuance in November 2019, at December 31, 2019 and at the time they ceased to be derivative instruments in January 2020 were estimated to be $25.0 million, $45.9 million and $62.1 million, respectively. The Company recorded a $16.2 million and $20.9 million non-cash expense relating to the change in fair value of warrant liabilities in other income (expense), net in the accompanying consolidated statement of operations for the periods ended December 31, 2020 and 2019, respectively. (see Note 4).

12.	Stock-Based Compensation

In the accompanying consolidated statement of operations, the Company recognized stock-based compensation expense for its employees and non-employees as follows:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Research and development	$4,316	$3,873	$4,499
General and administrative	5,154	1,822	2,297
Total stock-based compensation	$9,470	$5,695	$6,796

Determination of Fair Value

The estimated grant-date fair value of all the Company’s stock-based awards was calculated using the Black-Scholes option pricing model, based on the following assumptions:

Year Ended December 31,
	2020	2019	2018
Expected term (in years)	5.3 – 7.0	5.3 – 6.9	5.3 – 7.0
Expected volatility	87 – 90%	89 – 94%	88 – 91%
Risk-free interest rate	0.3 – 1.2%	1.6 – 2.6%	2.6 – 3.1%
Expected dividend rate	—%	—%	—%

The fair value of each stock option grant was determined by the Company on the date of grant using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment and estimation by management.

Expected Term—The expected term represents the period that stock-based awards are expected to be outstanding. As the Company’s historical share option exercise is limited due to a lack of sufficient data points, and does not provide a reasonable basis upon which to estimate an expected term, the expected term is derived by using the midpoint between the weighted-average vesting term and the contractual expiration period of the stock-based award.

Expected Volatility—The expected volatility is derived from a weighted volatility using both the Company’s trading history for its common stock and the historical stock volatilities of peer public companies within its industry that are considered to be comparable to the Company’s business over a period equivalent to the expected term of the stock-based awards.

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

Equity Incentive Plans

2018 Equity Inducement Plan

In September 2018, the Company’s Compensation Committee approved the 2018 Equity Inducement Plan (2018 Plan). The number of shares available for awards under the 2018 Plan was set to 37,500. On June 30, 2020, the Company’s Board of Directors approved an amendment to the 2018 Plan to increase the authorized number of shares available for issuance by 500,000 shares. As of December 31, 2020, 537,500 shares were reserved for issuance under the 2018 Plan. On February 3, 2021, the Company’s Compensation Committee approved an amendment to the 2018 Plan to increase the authorized number of shares available for issuance by 500,000. The exercise price of each stock-based award issued under the 2018 Plan is required to be no less than the fair value of the Company’s common stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement.

2015 Plan

The 2015 Equity Incentive Plan (2015 Plan) became effective on July 14, 2015. On January 21, 2020, the Company’s stockholders approved the following amendments to the 2015 Plan: (i) increase to the authorized number of shares available for issuance by 4,312,500 shares and proportionately increase the share limit related to incentive stock options, (ii) provide limits on the total value of compensation that may be granted to any non-employee director in each calendar year, and (iii) eliminate the annual individual grant limit to reflect changes to the tax law in 2017 tax legislation.

As of December 31, 2020, 4,678,597 shares were reserved for issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will increase automatically on January 1 of each calendar year 2016 through 2025 by the number of shares equal to 4% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. The Company’s Board of Directors or Compensation Committee may reduce the amount of the increase in any particular year. The exercise price of each stock-based award issued under the 2015 Plan is required to be no less than the fair value of the Company’s capital stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement, unless modified.

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

		Options Outstanding
	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Options (in thousands)
Outstanding — December 31, 2019	51,514	326,023	$102.56	7.45	$11
Awards authorized	4,887,187
Options granted	(4,074,939)	4,074,939	12.88
Options forfeited/cancelled	254,034	(254,034)	20.73
Outstanding — December 31, 2020	1,117,796	4,146,928	$19.45	8.84	$12,227
Exercisable — December 31, 2020		466,879	$65.48	3.90	$555
Vested and expected to vest — December 31, 2020		3,594,690	$20.57	8.71	$10,084

The weighted-average grant date fair values of options granted during the years ended December 31, 2020, 2019 and 2018 was $8.81, $50.40 and $70.00 per share. There were no options exercised for the year ended December 31, 2020. The aggregate intrinsic value of options exercised was $0.1 million and $0.2 million for the years ended December 31, 2019 and 2018. The total grant date fair value of options vested for the years ended December 31, 2020, 2019 and 2018 was $5.2 million, $6.0 million and $5.9 million.

In May 2020, the Company entered into a separation agreement with Dr. Glover, the Company’s former President and Chief Executive Officer, in connection with his resignation. Pursuant to the separation agreement, Dr. Glover’s unvested options that would have vested during the one-year period from the date of separation accelerated and vested immediately. The vesting date of all remaining unvested options accelerated by one year, and vested in accordance with the accelerated vesting schedule through December 31, 2020. All unvested options were cancelled on December 31, 2020. Furthermore, Dr. Glover received an extension of the expiration date of his vested stock options to 75 days following the Company’s announcement of the top-line data results from its MOMENTUM clinical trial. Compensation costs relating to the vesting acceleration and the modifications to option terms was $2.2 million for the year ended December 31, 2020.

In August 2020, the Company granted executives and employees 1,107,250 stock options with performance-based conditions. Vesting is achieved based upon the satisfaction of pre-determined milestones. As of December 31, 2020, all of the performance-based options remain unvested. For the year ended December 31, 2020, the Company has recognized approximately $0.9 million in stock-based compensation expense relating to certain performance-based criteria that are considered probable of occurring.

As of December 31, 2020, total unrecognized stock-based compensation related to unvested stock options was $23.1 million, which the Company expects to recognize over a remaining weighted-average period of 3.1 years. In addition, as of December 31, 2020, total unrecognized stock-based compensation related to unvested stock options with performance-based conditions was $8.9 million.

2015 Employee Stock Purchase Plan

The Company adopted the 2015 Employee Stock Purchase Plan (ESPP) and initially reserved 17,500 shares of common stock as of its effective date of July 15, 2015. The aggregate number of shares issued over the term of the 2015 Employee Stock Purchase Plan will not exceed 85,000 shares of common stock. The ESPP will not become effective until such time as the Compensation Committee determines in the future, and as of December 31, 2020, the initial offering periods had not commenced. As of December 31, 2020, no shares of common stock have been issued to employees participating in the ESPP and 17,500 shares were available for issuance under the ESPP.

13.	Income Taxes

The geographical breakdown of loss before provision for income taxes is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
United States	$(81,670)	$(89,459)	$(54,395)
International	$910	1,024	758
Loss before provision for (benefit from) income taxes, net	$(80,760)	$(88,435)	$(53,637)

The components of the provision for (benefit from) income taxes are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Current tax provision (benefit):
Federal	$—	$—	$—
State	—	—	—
Foreign	59	85	(180)
Total current tax provision (benefit)	$59	$85	$(180)
Deferred tax provision (benefit):
Foreign	83	(245)	(122)
Total deferred tax provision (benefit)	$83	$(245)	$(122)
Total provision for (benefit from) income taxes	$142	$(160)	$(302)

The reconciliation between income taxes computed at the federal statutory income tax rate and the provision for (benefit from) income taxes is as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Change in valuation allowance	(23.6)	12.4	(22.2)
Federal tax credit	5.8	1.5	2.4
Warrant issuance and remeasurement	(4.2)	(5.3)	—
Effect of ownership change on deferred tax assets	1.3	(29.0)	—
State income tax benefit, net of federal benefit	0.2	0.2	0.3
Other permanent items	(0.7)	(0.6)	(1.0)
Total provision for (benefit from) income taxes%	(0.2)%	0.2%	0.5%

The components of the deferred tax assets are as follows:

	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$14,011	$2,649
Stock based compensation	6,459	4,663
59 (e) expenditures and amortization	6,222	5,902
Federal R&D and orphan drug credits	5,107	486
License fee	3,224	2,538
Other	1,024	967
Gross deferred tax assets	36,047	17,205
Valuation allowance	(35,513)	(16,441)
Total deferred tax assets	534	764
Deferred tax liabilities:
Lease Asset	114	244
Other	73	90
Total deferred tax liabilities	187	334
Total net deferred tax assets	$347	$430

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance and the recorded cumulative net losses in prior fiscal periods, the Company recorded a full valuation allowance of $35.2 million and $16.4 million against the net U.S. deferred tax assets as of December 31, 2020 and 2019. The U.S. net valuation allowance increased by $18.8 million for the year ended December 31, 2020. The U.S. net valuation allowance decreased by $10.9 million for the year ended December 31, 2019.

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

Utilization of the Company’s net operating loss and U.S. research and development credit carryforwards to offset taxable income are subject to an annual limitation, pursuant to Internal Revenue Code (IRC) Sections 382 and 383. As a result of ownership changes that have occurred, the most recent which occurred during 2019, certain of the Company’s tax attributes existing as of the date of the ownership change are not be available for future use. The loss of these attributes did not have any impact on the financial statements since the net U.S. deferred tax assets are offset by a full valuation allowance.

As of December 31, 2020, the Company had gross U.S. federal tax net operating loss carryforwards of $54.8 million, that are eligible for an indefinite carryforward, and gross state operating loss carryforwards of $52.4 million expiring in years ranging from 2022 to 2040. The Company also has U.S. net tax credit carryforwards of $4.6 million which begin to expire in 2039 and net tax credit carryforwards in a foreign jurisdiction of $0.5 million which begin to expire in 2038.

Uncertain Tax Positions

The activity related to the gross amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Beginning balance	$314	$264	$43
Increases based on tax positions related to prior years	—	—	109
Decreases based on tax positions related to prior years	(54)	(103)	—
Decreases due to ownership change	(207)	—	—
Increases based on tax positions in current year	568	153	112
Settlement	—	—	—
Lapse of statute of limitations	—	—	—
Ending balance	$621	$314	$264

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

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated statement of operations. Accrued interest and penalties, if applicable, are included in accrued liabilities in the consolidated balance sheet. For the years ended December 31, 2020 and 2019, the Company did not recognize any accrued interest and penalties.

The Company is subject to taxation in the United States, various states, Canada and Australia. Tax years 2017 through 2019 remain open to examination by the United States, various state jurisdictions and Canada. The tax year ended December 31, 2019 remains open to examination in Australia. The Company is not under examination in any tax jurisdiction for any year.

14.	Selected Quarterly Financial Data (Unaudited)

The following tables present certain selected unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2020. This consolidated quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented. The selected consolidated quarterly financial results from operations for the years ended December 31, 2020 and 2019 are set forth therein.

	Fiscal 2020 Quarter Ended
	March 31, 2020 (2)	June 30, 2020	September 30, 2020	December 31, 2020
	(in thousands, except per share amounts)
Collaboration revenue	$—	$—	$100	$200
Operating expenses	$16,135	$16,449	$14,544	$18,113
Net loss (1)	$(31,912)	$(16,462)	$(14,505)	$(18,023)
Basic and diluted net loss per share	$(3.14)	$(1.58)	$(1.39)	$(1.63)

	Fiscal 2019 Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019 (2)
	(in thousands, except per share amounts)
Operating expenses	$13,502	$15,207	$13,264	$25,019
Net loss (1)	$(13,032)	$(14,878)	$(12,903)	$(47,462)
Basic and diluted net loss per share	$(7.00)	$(7.97)	$(6.91)	$(7.88)

(1)	Net loss from continuing operations and net loss attributable to holders of common stock and preferred stock with characteristics of common stock are the same as net loss for all periods presented.
(2)

Net loss for the quarters ended March 31, 2020 and December 31, 2019 included a $16.2 million and $20.9 million non-cash charge, respectively, relating to changes in fair value of warrant liabilities (see Note 11) and a $1.5 million and $10.5 million non-cash charge, respectively, relating to the Company’s obligation to issue securities pursuant to an amendment to the Asset Purchase Agreement with Gilead (see Note 8).

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

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

As of December 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3. Exhibits

			Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1+†	Asset Purchase Agreement dated August 20, 2018 by and between the Registrant and YM Biosciences Australia Pty Ltd. and Gilead Sciences, Inc.	10-Q	001-37490	2.1	November 8, 2018
2.2++	Amendment to Asset Purchase Agreement dated October 28, 2019, by and between the Registrant and YM Biosciences Australia Pty Ltd. and Gilead Sciences, Inc.	10-K	001-37490	2.2	March 3, 2020
3.1	Restated Certificate of Incorporation.	S-1	333-204921	3.2	June 12, 2015
3.2	Certificate of Amendment to the Restated Certificate of Incorporation.	8-K	001-37490	3.1	January 22, 2020
3.3	Amended and Restated Bylaws.	8-K	001-37490	3.1	April 16, 2020
3.4	Certificate of Designation of Preferences, Rights and Limitations, with respect to the Series A Convertible Voting Preferred Stock.	8-K	001-37490	3.1	November 13, 2019
4.1	Form of Common Stock Certificate.	S-1	333-204921	4.1	July 6, 2015
4.2	Third Amended and Restated Investor Rights Agreement, dated April 17, 2014, by and among the Registrant and certain of its stockholders, as amended.	S-1	333-204921	4.2	June 12, 2015

			Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.3	Warrant dated August 21, 2018 issued to Silicon Valley Bank	10-Q	001-37490	4.1	November 8, 2018
4.4	Form of Series A Preferred Stock Certificate	8-K	001-37490	4.1	November 13, 2019
4.5	Description of Securities	10-K	001-37490	4.5	March 3, 2020
4.6	Form of Series A Convertible Voting Preferred Stock Certificate	8-K	001-37490	3.1	November 13, 2019
4.7	Form of Series A Warrant	8-K	001-37490	4.1	November 7, 2019
4.8	Form of Series B Warrant	8-K	001-37490	4.2	November 7, 2019
4.9	Securities Purchase Agreement by and between the Company and Gilead Sciences, Inc.	8-K	001-37490	10.1	February 6, 2020
4.10	Form of Warrant to Gilead Sciences, Inc.	8-K	001-37490	10.2	February 6, 2020
10.1*	Form of Indemnification Agreement.	S-1	333-204921	10.1	June 12, 2015
10.2*	2008 Stock Plan, as amended, and forms of award agreements thereunder.	S-1	333-204921	10.2	June 12, 2015
10.3*	2015 Equity Incentive Plan, as amended, and forms of award agreements thereunder.					X
10.4*	2015 Employee Stock Purchase Plan.	S-1	333-204921	10.4	July 6, 2015
10.5*	2018 Equity Inducement Plan, as amended, and forms of award agreements thereunder.					X
10.6*	Form of Executive Officer Employment Agreement.	S-1	333-204921	10.5	July 6, 2015
10.7	Form of Amendment to Executive Officer Employment Agreement (other than Chief Executive Officer)	10-Q	001-37490	10.1	May 9, 2017
10.8*	Employment Agreement between the Registrant and Stephen G. Dilly	10-Q	001-37490	10.1	August 6, 2020
10.9*	Separation Agreement dated May 28, 2020 between the Registrant and Nick Glover.	10-Q	001-37490	10.2	August 6, 2020
10.10*	Employment Agreement between the Registrant and Nick Glover.	S-1	333-204921	10.7	July 6, 2015

Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11+	License Agreement dated September 27, 2016 by and between the Registrant and CRT Pioneer Fund LP.	10-Q	001-37490	10.1	November 10, 2016
10.12+	Amendment No. 1 to the License Agreement dated November 10, 2020 by and between the Registrant and CRT Pioneer Fund LP.					X
10.13	Office Lease, dated June 12, 2017, by and between Sierra Oncology Canada ULC and The Cadillac Fairview Corporation Limited, as the duly authorized agent of Ontrea Inc. and Van885 West Georgia GP Ltd., the general partner of Van885 West Georgia LP.	10-Q	001-37490	10.1	August 10, 2017
10.14

Office Sublease, dated December 1, 2020, by and between Sierra Oncology Canada ULC and Scougall Management (1987) Limited and consented to on December 18, 2020 by Van885 West Georgia GP Ltd. and Ontrea Inc., the general partners of Van885 West Georgia LP.

X
10.15	Office Lease, dated December 10, 2020 and effective December 14, 2020, by and between Sierra Oncology, Inc. and KW Fund VI-San Mateo, LLC.					X
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of independent registered public accounting firm.					X
24.1	Power of Attorney. Reference is made to the signature page hereto.					X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Schema Linkbase Document.					X
101.CAL	XBRL Calculation Linkbase Document.					X
101.DEF	XBRL Definition Linkbase Document.					X
101.EXT	XBRL Extension label Linkbase Document.					X
101.PRE	XBRL Presentation Linkbase Document.					X

*	Executive compensation plan or agreement.
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

Date: March 11, 2021

SIERRA ONCOLOGY, INC.

By:	/s/ Stephen G. Dilly
Stephen G. Dilly
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Stephen Dilly and Sukhi Jagpal, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen G. Dilly Stephen G. Dilly	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2021

/s/ Sukhi Jagpal Sukhi Jagpal	Chief Financial Officer (Principal Accounting and Financial Officer)	March 11, 2021

/s/ Robert Pelzer Robert Pelzer	Chairman of the Board	March 11, 2021

/s/ Gaurav Aggarwal Gaurav Aggarwal	Director	March 11, 2021

/s/ Andrew Allen Andrew Allen	Director	March 11, 2021

/s/ Mona Ashiya Mona Ashiya	Director	March 11, 2021

/s/ Craig Collard Craig Collard	Director	March 11, 2021

/s/ Jeffrey H. Cooper Jeffrey H. Cooper	Director	March 11, 2021

/s/ Josh Richardson Josh Richardson	Director	March 11, 2021
/s/ Andrew Sinclair Andrew Sinclair	Director	March 11, 2021