Form 10-Q
period 2021-03-31
Sierra Oncology, Inc.
filed 2021-05-07
CIK 1290149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

Sierra Oncology, Inc.

1820 Gateway Drive, Suite 110

San Mateo, California, 94404

(Address of principal executive offices and zip code)

(650) 376-8679

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

As of May 3, 2021, there were 12,349,961 shares of the Registrant’s Common Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and section 27A of the Securities Act of 1933, as amended (Securities Act). All statements contained in this Quarterly Report other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. These forward-looking statements may include, but are not limited to, statements regarding our current and future nonclinical and clinical development activities, anticipated impacts of the COVID-19 pandemic, efficacy and safety profile of our product candidates, expected timing and results of clinical trials, expected timing of the execution of, and expected results from, strategic options, collaborations with third parties, the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, future results of operations and financial position, business strategy and plans, market size, potential growth opportunities and our objectives for future operations. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIERRA ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$107,658	$104,055
Prepaid expenses and other current assets	2,010	2,415
Total current assets	109,668	106,470
Property and equipment, net	42	52
Operating lease right-of-use asset	281	318
Other assets	572	647
TOTAL ASSETS	$110,563	$107,487
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued and other liabilities	$6,364	$7,148
Accounts payable	2,522	2,205
Total current liabilities	8,886	9,353
Operating lease liability	122	175
TOTAL LIABILITIES	9,008	9,528
Commitments and Contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2021 and December 31, 2020; nil shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 12,349,961 and 11,128,484 shares issued and outstanding as of March 31, 2021 and December 31, 2020	12	11
Additional paid-in capital	968,047	944,537
Accumulated deficit	(866,504)	(846,589)
TOTAL STOCKHOLDERS’ EQUITY	101,555	97,959
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$110,563	$107,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$13,953	$11,591
General and administrative	5,865	4,544
Total operating expenses	19,818	16,135
Loss from operations	(19,818)	(16,135)
Other income (expense), net:
Changes in fair value of warrant liabilities	—	(16,240)
Other income (expense), net	(29)	541
Total other income (expense), net	(29)	(15,699)
Loss before provision for income taxes, net	(19,847)	(31,834)
Provision for income taxes, net	68	78
Net loss and comprehensive loss	$(19,915)	$(31,912)
Net loss per common share, basic and diluted	$(1.71)	$(3.14)
Weighted-average shares used in computing net loss per common share, basic and diluted	11,667,967	10,156,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2020	11,128,484	$11	$944,537	$(846,589)	$97,959
Issuance of common stock from an At-The-Market equity offering, net of offering costs	1,149,820	1	19,631	—	19,632
Issuance of common stock for exercise of common stock warrants	49,995	—	660	—	660
Issuance of common stock for exercise of common stock options	21,662		288		288
Stock-based compensation	—	—	2,931	—	2,931
Net loss	—	—	—	(19,915)	(19,915)
Balance—March 31, 2021	12,349,961	$12	$968,047	$(866,504)	$101,555

	Series A Convertible Voting Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2019	103,000	$1	1,867,176	$74	$851,957	$(765,687)	$86,345
Conversion of Series A convertible voting preferred stock to common stock	(103,000)	(1)	7,803,273	8	(7)	—	—
Reclassification of warrant liabilities to equity	—	—	—	—	62,175	—	62,175
Issuance of common stock in connection with an amendment to the asset purchase agreement	—	—	725,283	1	8,781	—	8,782
Issuance of warrant in connection with an amendment to the asset purchase agreement	—	—	—	—	3,188	—	3,188
Stock-based compensation	—	—	—	—	918	—	918
Reverse stock split adjustment	—	—	—	(73)	73	—	—
Net loss	—	—	—	—	—	(31,912)	(31,912)
Balance—March 31, 2020	—	$—	10,395,732	$10	$927,085	$(797,599)	$129,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,915)	$(31,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,931	918
Depreciation and amortization	47	55
Changes in fair value of warrant liabilities	—	16,240
Securities issuance obligation	—	1,485
Other	(11)	2
Changes in operating assets and liabilities:
Prepaid expenses and other assets	406	429
Accrued, other and operating lease liabilities	(736)	(1,522)
Accounts payable	317	357
Net cash used in operating activities	(16,961)	(13,948)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—
Net cash used in investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock from At-The-Market equity offering, net of offering costs	19,632	—
Proceeds from exercise of common stock warrants	660	—
Proceeds from exercise of common stock options	288	—
Net cash provided by financing activities	20,580	—
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(16)	(46)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,603	(13,994)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	104,355	147,828
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$107,958	$133,834
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$13	$14
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Unpaid deferred financing costs in accounts payable and accrued and other liabilities	$110	$45
Issuance of common stock and common stock warrant in connection with an amendment to the asset purchase agreement	$—	$11,970
Reclassification of warrant liabilities to equity	$—	$62,175
Unpaid property and equipment in accrued and other liabilities	$—	$12

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	The Company and Basis of Presentation

Organization and Description of Business

Sierra Oncology, Inc. (together with its subsidiaries, collectively referred to as the “Company”), a Delaware corporation, is a late stage biopharmaceutical company focused on the Phase 3 execution, registration and potential commercialization of momelotinib, a novel drug that may address serious unmet needs in myelofibrosis. Momelotinib is a selective and orally-bioavailable JAK1 (Janus kinase 1), JAK2 (Janus kinase 2) and ACVR1 (Activin A receptor type 1) / activin receptor-like kinase-2 (ALK2) inhibitor with a differentiated mechanism of action that enables it to potentially address all three key drivers of myelofibrosis: anemia of inflammation, constitutional symptoms and enlarged spleen. More than 1,200 subjects have received momelotinib since clinical studies began in 2009, including more than 800 patients treated for myelofibrosis. Several of these patients remain on treatment for more than 10 years.

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

As of March 31, 2021, the Company had $107.7 million of cash and cash equivalents. The Company believes that its balance of cash and cash equivalents as of the date of the issuance of these condensed consolidated financial statements is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue raising additional capital through equity financings or other arrangements.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and notes required for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 11, 2021. There were no significant changes to the accounting policies during the three months ended March 31, 2021 from the significant accounting policies described in Note 2 to the consolidated financial statements in the 2020 Form 10-K. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

These unaudited condensed consolidated financial statements and related disclosure have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The condensed consolidated results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date.

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

The following shares of common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	March 31, 2021	March 31, 2020
Series A warrants for common stock	7,802,241	7,802,241
Series B warrants for common stock	2,524,732	2,574,727
Options to purchase common stock	4,667,173	1,738,827
Warrants for common stock	727,122	727,122
Total potential dilutive shares	15,721,268	12,842,917

4.	Fair Value Measurements

The Company measures and reports its cash equivalents and restricted cash at fair value. The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$106,126	$—	$—	$106,126
Restricted money market funds	300	—	—	300
Total financial assets	$106,426	$—	$—	$106,426

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$101,919	$—	$—	$101,919
Restricted money market funds	300	—	—	300
Total financial assets	$102,219	$—	$—	$102,219

Money market funds and restricted money market funds are measured at fair value on a recurring basis using quoted prices and are classified as a Level 1 input. The Company’s cash and cash equivalents, restricted cash, other current assets, accounts payable and accrued and other liabilities approximate their fair values due to their short duration.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2021.

Prior to reclassification to equity in January 2020, the Company’s warrant liabilities and securities issuance obligation contained unobservable inputs that reflected the Company’s own assumptions in which there was little, if any, market activity at the measurement dates. Accordingly, the warrant liabilities and securities issuance obligation were measured at fair value on a recurring basis using unobservable inputs and were classified as Level 3 inputs. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

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

At January 31, 2020, the securities issuance obligation was settled by the issuance of common stock and a common stock warrant. The fair value of the common stock issuance obligation was remeasured based on the value of the common stock at the time of issuance. The fair value of the warrant issuance obligation was remeasured using the following assumptions:

Warrant Issuance Obligation
Expected term (in years)	5.0
Expected volatility	43%
Risk-free interest rate	1.57%
Expected dividend yield	— %

The Company recognized a $1.5 million non-cash research and development expense during the three months ended March 31, 2020, representing changes in fair value of the securities issuance obligation since December 31, 2019, in the condensed consolidated statement of operations.

5.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Cash	$1,532	$2,136
Cash equivalents:
Money market accounts	106,126	101,919
Total cash and cash equivalents	$107,658	$104,055

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows.

	March 31, 2021	March 31, 2020
	(in thousands)
Cash and cash equivalents	$107,658	$133,534
Restricted cash included in other assets	300	300
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$107,958	$133,834

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Prepaid insurance	$572	$991
Prepaid software and subscription fees	362	376
Other receivables	214	311
Prepaid research and development project costs	186	321
Other	676	416
Total prepaid expenses and other current assets	$2,010	$2,415

Property and Equipment, net

Property and equipment, net consists of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Software	$361	$361
Property and equipment, gross	361	361
Less: accumulated depreciation	(319)	(309)
Total property and equipment, net	$42	$52

Depreciation related to the Company’s property and equipment was $10,000 for the three months ended March 31, 2021 and $13,000 for the three months ended March 31, 2020.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Accrued research and development costs	$2,637	$1,715
Accrued employee related costs	1,917	4,359
Accrued professional fees	1,485	774
Operating lease liability	214	207
Other	111	93
Total accrued and other liabilities	$6,364	$7,148

6.	Leases

The Company has an operating lease agreement to lease the office space in Vancouver, Canada that expires on February 28, 2023. In December 2020, the Company entered into an agreement to sublet the entire office premises to a third party until February 27, 2023. Pursuant to the sublease agreement, the subtenant will pay base rent of $0.2 million per annum to the Company and all operating costs related to the office space.

The components of lease expense, which are recorded in general and administrative expense, and related cash flows for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Operating lease cost	$43	$51
Short-term lease cost	7	22
	50	73
Operating cash flows used for operating leases	$57	$52

As of March 31, 2021, the weighted average remaining lease term and discount rate for the operating lease are 1.9 years and 6.5%, respectively.

As of March 31, 2021, maturities of lease liability due under the lease agreement are as follows:

Years Ending December 31:	Operating Leases
(in thousands)
Remainder of 2021	$171
2022	183
Total lease payments	354
Less imputed interest	(18)
Total	$336

These amounts have not been reduced by future base rent due under sublease of $0.4 million.

In addition to base rent, the lease requires payment of operating costs. These costs are not included in the table above or the sublease amount.

In December 2020, the Company entered into a 48-month operating lease agreement to lease office space in San Mateo, California. The lease has not commenced as of March 31, 2021. The Company’s obligation under this office lease is $0.1 million for 2021, $0.2 million for each of 2022, 2023 and 2024, and $0.1 million for 2025.

7.	Commitments and Contingencies

Asset Purchase Agreement

In August 2018, the Company entered into an Asset Purchase Agreement with Gilead whereby the Company acquired worldwide rights to the pharmaceutical product, momelotinib, an investigational orally-bioavailable JAK1, JAK2 and ACVR1/ALK2 inhibitor together with all related intellectual property rights and certain other related assets. Pursuant to the agreement, the Company made a one-time upfront payment of $3.0 million in August 2018. In October 2019, the Company entered into an amendment to the Asset Purchase Agreement in which the Company agreed to issue, subject to certain conditions, shares of common stock and a warrant to purchase common stock to Gilead in consideration for meaningfully reduced royalty rates and elimination of a near term milestone payment in the Asset Purchase Agreement. Pursuant to the amended agreement, milestone payments of up to an aggregate of $190.0 million may become payable to Gilead upon the achievement of certain regulatory and commercial milestone events and the Company is now required to pay Gilead low double-digit to high-teens percent tiered combined royalties based upon net sales.

License Agreements

In September 2016, the Company entered into an exclusive license agreement with CRT Pioneer Fund LP (CPF) for worldwide rights, know-how and materials to develop SRA737, a small molecule inhibitor targeting Chk1, a promising therapeutic target to treat cancer. Pursuant to the agreement, the Company made a one-time upfront payment of $7.0 million to CPF in October 2016 and paid $2.0 million to CPF in January 2017 for the successful transfer of two ongoing Phase 1 clinical trials. Pursuant to the original license agreement, additional milestone payments of up to an aggregate of $319.5 million may have become payable to CPF upon the achievement of certain milestones. In November 2020, the Company entered into an amendment to the license agreement with CPF, which amended the terms and reduced the amounts of certain future milestone payments. Pursuant to the amended agreement, future milestone payments of up to an aggregate of $290.0 million may become payable to CPF upon the achievement of certain developmental, regulatory and commercial milestones, including a milestone payment of $2.0 million upon the dosing of the first patient of the first trial of SRA737 following the effective date of the amendment. These milestones will be accrued once they are considered probable of occurring. In addition, the Company is required to pay CPF, on a product-by-product and country-by-country basis, tiered high single-digit to low double-digit royalties on the net sales of any product successfully developed.

In May 2016, the Company entered into an exclusive license agreement (Carna License Agreement) with Carna Biosciences, Inc. (Carna) for worldwide rights to develop and commercialize SRA141, a small molecule kinase inhibitor targeting Cdc7. In exchange for this exclusive right, the Company paid Carna an upfront payment of $0.9 million in June 2016. In June 2020, the Company entered into a collaboration agreement (Carna Collaboration Agreement) with Carna effectively terminating the Carna License Agreement. Pursuant to the Carna Collaboration Agreement, Carna paid an upfront fee of $0.3 million, which was recognized as collaboration revenue during the year ended December 31, 2020, for the exclusive worldwide rights for SRA141 and other transition services. In addition, the Company will be entitled to single-digit royalties on product sales, on a product-by-product basis, and low to mid-teen profit share on royalty and non-royalty income.

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

COVID-19

The full extent of the impact of the COVID-19 pandemic on financial markets, economies worldwide and our business is highly uncertain. Research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of clinical trials and other related business activities. The Company is carefully monitoring the pandemic and the potential length and depth of the resulting economic impact on its financial condition and results of operations. As of March 31, 2021, the Company was not aware of any contingencies and no related estimates were recorded on its financial statements as a result of COVID-19.

8.	Stockholders’ Equity

At-The-Market Common Stock Offering

In August 2020, the Company filed a prospectus supplement, pursuant to which it sold $20.0 million of its common stock in At-The-Market (ATM) offerings. In February 2021, the Company filed a prospectus supplement pursuant to which it can issue and sell an aggregate of up to an additional $30.0 million of its common stock from time to time in ATM offerings. During the three months ended March 31, 2021, the Company sold 1,149,820 shares under the ATM program for net proceeds of $19.6 million, net of commissions and offering expenses. There were no ATM sales during the three months ended March 31, 2020.

On May 7, 2021, the Company filed a prospectus supplement, pursuant to which it can issue and sell an aggregate of up to an additional $50.0 million of its common stock from time to time in the ATM offerings.

Common Stock Reserved for Issuance

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to effect the conversion of all outstanding options granted and available for grant under the incentive plans, shares reserved for issuance under the employee stock purchase plan and issued warrants.

	March 31, 2021	December 31, 2020
Shares reserved under Series A warrant	7,802,241	7,802,241
Shares reserved under Series B warrant	2,524,732	2,574,727
Shares reserved for future option grants under equity plans	1,521,028	1,117,796
Outstanding stock options under equity incentive plans	4,667,173	4,146,928
Outstanding warrants	727,122	727,122
Shares reserved under the 2015 employee stock purchase plan	17,500	17,500
Total common stock reserved for issuance	17,259,796	16,386,314

Preferred Stock

On November 13, 2019, the Company completed an underwritten public offering whereby it issued 103,000 shares of Series A Convertible Voting Preferred Stock together with Series A warrants and Series B warrants for a combined purchase price of $1,000. The aggregate proceeds received by the Company was $97.7 million, net of underwriting discounts and commissions and offering expenses. Each share of Series A Preferred Stock was convertible into shares of the Company’s common stock equal to the stated value of the Series A Preferred Stock of $1,000 divided by the voting conversion price of $13.20. On January 29, 2020, all shares of Series A Preferred Stock converted into 7,803,273 shares of the Company’s common stock.

Common Stock Warrants

In connection with the Company’s November 2019 public offering of the Series A Preferred Stock, the Company issued Series A warrants to purchase up to 7,802,241 shares of common stock at an exercise price equal to $13.20, and Series B warrants to purchase up to 2,574,727 shares of common stock at an exercise price equal to $13.20. Both Series A and Series B warrants are exercisable following stockholder approval in January 2020 of an increase in authorized common stock sufficient to allow for the exercise of the warrants, subject to certain beneficial ownership limitations. The Series A warrants will expire five years from the date they first became exercisable or on January 22, 2025 and contain a cash and/or cashless exercise provision. The Series B warrants will expire on the 75th day anniversary following the announcement of top-line data from the Company’s MOMENTUM Phase 3 clinical trial of momelotinib and may only be exercised by paying the exercise price in cash. During the three months ended March 31, 2021, 151,500 Series B warrants to purchase 49,995 shares of common stock were exercised for proceeds of $0.7 million. There were no warrants exercised during the three months ended March 31, 2020.

In connection with obligations under the amendment to the Asset Purchase Agreement (See Note 7), the Company issued to Gilead 725,283 shares of the Company’s common stock and a warrant to purchase 725,283 shares of common stock at a price per share of $13.20 on January 31, 2020. The warrant is immediately exercisable, will expire on January 31, 2025 and contains a cash and/or cashless exercise provision.

In August 2018, in connection with a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB), the Company issued a warrant to SVB to purchase 1,839 of the Company’s common stock at a price per share of $74.80. The warrant is immediately exercisable, will expire on August 21, 2028 and contains a cashless exercise provision.

9.	Stock-Based Compensation

In the accompanying condensed consolidated statements of operations, the Company recognized stock-based compensation expense for its employees and non-employees as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Research and development	$1,663	$546
General and administrative	1,268	372
Total stock-based compensation	$2,931	$918

Determination of Fair Value

The fair values of the Company’s stock-based awards granted during the three months ended March 31, 2021 and 2020 were estimated as of the grant date using the Black-Scholes option pricing model, based on assumptions as follows:

Three Months Ended March 31,
	2021	2020
Expected term (in years)	5.5 – 7.0	5.7 – 6.7
Expected volatility	84 – 85%	88 – 90%
Risk-free interest rate	0.5 – 1.1%	0.6 – 1.2%
Expected dividend rate	—%	—%

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

Expected Volatility— For the three months ended March 31, 2021, the expected volatility is derived from using the Company’s trading history for its common stock over a period equivalent to the expected term of the stock-based awards. For the three months ended March 31, 2020, the expected volatility was derived from a weighted volatility using both the Company’s trading history for its common stock and the historical stock volatilities of peer public companies within its industry that are considered to be comparable to the Company’s business over a period equivalent to the expected term of the stock-based awards.

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

Equity Incentive Plans

2018 Equity Inducement Plan

In September 2018, the Company’s Compensation Committee approved the 2018 Equity Inducement Plan (2018 Plan). The number of shares available for awards under the 2018 Plan was set to 37,500. On June 30, 2020, the Company’s Board of Directors approved an amendment to the 2018 Plan to increase the authorized number of shares available for issuance by 500,000 shares. On February 3, 2021, the Company’s Compensation Committee approved an amendment to the 2018 Plan to increase the authorized number of shares available for issuance by 500,000. As of March 31, 2021, 1,037,500 shares were reserved for issuance under the 2018 Plan. The exercise price of each stock-based award issued under the 2018 Plan is required to be no less than the fair value of the Company’s common stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement.

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

As of March 31, 2021, 5,123,736 shares were reserved for issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will increase automatically on January 1 of each calendar year 2016 through 2025 by the number of shares equal to 4% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. The Company’s Board of Directors or Compensation Committee may reduce the amount of the increase in any particular year. The exercise price of each stock-based award issued under the 2015 Plan is required to be no less than the fair value of the Company’s common stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement, unless modified.

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

A summary of activity under the 2008 Plan, 2015 Plan and 2018 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Options (in thousands)
Outstanding — December 31, 2020	1,117,796	4,146,928	$19.45	8.84	$12,227
Awards authorized	945,139
Options granted	(650,460)	650,460	16.52
Options exercised	-	(21,662)	13.28
Options forfeited/cancelled	108,553	(108,553)	14.72
Outstanding — March 31, 2021	1,521,028	4,667,173	$19.18	8.76	$16,794
Exercisable — March 31, 2021		755,413	$46.18	5.66	$1,905
Vested and expected to vest — March 31, 2021		4,131,935	$20.09	8.67	$14,075

The weighted-average grant date fair values of options granted during the three months ended March 31, 2021 and 2020 was $11.73 and $9.81 per share, respectively. The aggregate intrinsic value of options exercised was $0.1 million for the three months ended March 31, 2021. No options were exercised for the three months ended March 31, 2020. The total grant date fair values of options vested for the three months ended March 31, 2021 and 2020 was $3.4 million and $1.6 million, respectively.

In August 2020, the Company granted executives and employees 1,107,250 stock options with performance-based conditions. Vesting is achieved based upon the completion of pre-determined milestones. As of March 31, 2021, all of the performance-based options remain unvested. For the three months ended March 31, 2021, the Company has recognized approximately $0.8 million in stock-based compensation expense related to the options with performance-based criteria. No expense pertaining to performance-based options was recognized for the three months ended March 31, 2020.

As of March 31, 2021, total unrecognized stock-based compensation related to unvested stock options with only service-vesting conditions was $27.7 million and are expected to be recognized over a remaining weighted-average period of 3.2 years. As of March 31, 2021, total unrecognized stock-based compensation related to unvested stock options with performance-based conditions was $7.9 million.

10.	Income Taxes

The Company did not record a provision for U.S. federal income taxes for the three months ended March 31, 2021 because it expects to generate a loss for the year ended December 31, 2021. The income tax provision for the three months ended March 31, 2021 represented foreign taxes. The Company’s net U.S. deferred tax assets continue to be offset by a full valuation allowance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as our plans, impact of the COVID-19 pandemic, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this report.

Overview

We are a late-stage biopharmaceutical company on a quest to deliver targeted therapies that treat rare forms of cancer. Our main focus is the development of momelotinib, an investigational agent for the treatment of myelofibrosis. Currently, momelotinib is in a global Phase 3 clinical trial for patients with myelofibrosis, called the MOMENTUM study, that, if successful, will be registration enabling. At its completion, we expect approximately 1,000 myelofibrosis patients to have received momelotinib, and several of our clinical trial patients remain on treatment more than 10 years later.

In the third quarter of 2018, we acquired momelotinib from Gilead Sciences, Inc. (Gilead), which had completed several late-stage trials of the drug candidate in patients with myelofibrosis. Myelofibrosis is characterized by progressive anemia and thrombocytopenia and currently approved JAK inhibitor therapies, ruxolitinib and fedratinib, can induce or further exacerbate this myelosuppression, limiting their use in first line treatment and resulting in a population of second line patients who are no longer able to benefit from such therapies. Momelotinib is a novel, orally-bioavailable JAK1 (Janus kinase 1), JAK2 (Janus kinase 2) and ACVR1 (Activin A receptor type 1) / activin receptor-like kinase-2 (ALK2) inhibitor with a differentiated mechanism of action, enabling it to potentially address all three hallmarks of disease in myelofibrosis: anemia of inflammation, constitutional symptoms and enlarged spleen.

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

During 2020 and 2021, we have continued to operationalize the MOMENTUM trial on a global basis despite the ongoing pandemic. There has recently been an acceleration in enrollment for the MOMENTUM study. We now anticipate the closure of screening in mid-May and completing enrollment in June 2021, with topline results expected in the first quarter of 2022. Assuming positive results, we expect to file for regulatory approval in the second half of 2022, and if approved, we could anticipate a commercial launch in first half of 2023. As we approach pivotal data from the late-stage development of momelotinib, we continue to explore opportunities to expand our pipeline. As a result, we will adjust our development efforts and associated leaders into early- and late-stage clinical development. Effective upon the closure of MOMENTUM screening, Mark Kowalski, MD, PhD will assume the title of Chief, Research and Early Development, focusing on earlier stage combinations for momelotinib as well as the ongoing evaluation of development opportunities for additional pipeline assets. Barbara Klencke, MD will assume the title of Chief Medical Officer, focusing on the late-stage development of momelotinib as well as pre-commercialization medical affairs activities.

Due to COVID-19, our clinical trials previously have been and could again be affected. We experienced delays in planned site initiations and activations and may experience future delays in overall enrollment, which could impact anticipated timelines.

We believe that our current capital resources, which consist of cash and cash equivalents, will be sufficient to execute on our development strategy for momelotinib into the second half of 2022, subject to the potential impact of COVID-19. We are also exploring non-dilutive options that could provide additional capital to support our North American commercialization strategy.

Our portfolio also includes SRA737, a selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1), an emerging target for the treatment of cancer which has a key role in the DNA Damage Response (DDR). In November 2020, we entered into an amendment to the License Agreement with CRT Pioneer Fund (CPF) to allow for the potential future clinical development of SRA737. We continue to evaluate the optimal development plan for SRA737 in solid tumors.

We wholly own momelotinib, subject to future milestone payments and royalties, and retain the global commercialization rights to SRA737.

Since inception, we have devoted substantially all of our resources to research and development activities, including the clinical development of momelotinib, SRA737 and certain former product candidates, and to provide general and administrative support for our operations. We have never generated product revenue and have incurred significant net losses since inception. Our net losses were $19.9 million and $31.9 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $866.5 million, of which approximately $428.0 million pertained to the revaluation and conversion of redeemable convertible preferred stock upon our initial public offering in July 2015, $37.2 million related to changes in fair value of our Series A and Series B warrant liabilities until their reclassification to equity in the first quarter of 2020, and $12.0 million pertained to a securities issuance obligation settled during the first quarter of 2020.

The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our clinical studies, employee or industry events, and effect on our suppliers and manufacturers, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our CROs, suppliers or third-party business partners conduct business and as a result, we continue to experience some disruptions in our operations. We may experience constrained supply of momelotinib or comparator drug required for our ongoing Phase 3 trial, or, with respect to our clinical trials, delays in enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, prioritization of hospital resources toward pandemic effort, delays in review by the FDA and comparable foreign regulatory agencies, and disruptions in our supply chain for momelotinib. Any such delays to our planned MOMENTUM timeline could also impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital earlier than we had previously planned. We may be unable to raise additional capital if and when needed, which may result in further delays or suspension of our development plans. As of the filing date of this Quarterly Report on Form 10-Q, the extent to which COVID-19 may impact our financial condition, results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See the section entitled “Risk Factors” included elsewhere in this report for further discussion of the possible impact of the COVID-19 pandemic on our business.

We have funded our operations to date primarily from the issuance and sale of our common stock and convertible voting preferred stock through public offerings (including At-The-Market (ATM) equity offerings), and our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through exercises of our preferred stock warrants in private financings. As of March 31, 2021, we had cash and cash equivalents of $107.7 million.

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

Provision for Income Taxes, net

Provision for income taxes, net consists of federal and state income taxes in the United States, income tax benefit resulting from research and development tax credits in Canada, income taxes in Canada and Australia, as well as deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and changes in the related valuation allowance.

We did not record a provision for U.S. federal income taxes for the three months ended March 31, 2021 because we expect to generate a loss for the year ended December 31, 2021. Our income tax provision for the three months ended March 31, 2021 represented foreign taxes. Our net U.S. deferred tax assets continue to be offset by a full valuation allowance.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Three Months Ended March 31,		Change
	2021	2020	$
		(in thousands)
Operating expenses:
Research and development	$13,953	$11,591	$2,362
General and administrative	5,865	4,544	1,321
Total operating expenses	19,818	16,135	3,683
Loss from operations	(19,818)	(16,135)	(3,683)
Other income (expense), net:
Changes in fair value of warrant liabilities	—	(16,240)	16,240
Other income (expense), net	(29)	541	(570)
Total other income (expense), net	(29)	(15,699)	15,670
Loss before provision for income taxes, net	(19,847)	(31,834)	11,987
Provision for income taxes, net	68	78	(10)
Net loss	$(19,915)	$(31,912)	$11,997

Research and Development

Research and development expenses increased $2.4 million, from $11.6 million for the three months ended March 31, 2020 to $14.0 million for the three months ended March 31, 2021. The increase was primarily due to costs for momelotinib including a $1.8 million increase in clinical trial and development costs and $0.8 million increase in manufacturing costs. Also attributing to the increase was a $1.7 million increase in personnel-related and allocated overhead costs of which $1.1 million pertained to an increase in non-cash stock-based compensation. These increases were partially offset by a $1.5 million non-cash charge incurred during the three months ended March 31, 2020 to recognize the change in fair value of an obligation to issue securities to Gilead until the issuance of the securities in January 2020, and a $0.4 million decrease in costs for SRA737.

General and Administrative

General and administrative expenses increased $1.3 million, from $4.5 million for the three months ended March 31, 2020 to $5.9 million for the three months ended March 31, 2021. The increase was due to a $1.3 million increase in personnel-related and allocated overhead costs of which $0.9 million pertained to an increase in non-cash stock-based compensation.

Changes in Fair Value of Warrant Liabilities

The changes in the fair value of our warrant liabilities for the three months ended March 31, 2020 were directly attributable to the change in the fair value of the underlying stock and discount for lack of marketability until such time the warrants were no longer considered derivative instruments.

Other Income (Expense), net

Other income (expense), net decreased from $0.5 million of other income, net for the three months ended March 31, 2020 to $29,000 other expense, net for the three months ended March 31, 2021. The decrease was primarily related to a decrease in interest income due to lower interest rates.

Provision for Income Taxes, net

The provision for income taxes, net for the three months ended March 31, 2021 and 2020 represented foreign taxes.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have never generated product revenue and have incurred significant net losses. We have funded our operations to date primarily from the issuance and sale of our common stock and convertible voting preferred stock and accompanying warrants through public offerings (including ATM equity offerings), our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through exercises of our preferred stock warrants issued in private financings. Our net losses for the three months ended March 31, 2021 and 2020 were $19.9 million and $31.9 million, respectively. As of March 31, 2021, we had an accumulated deficit of $866.5 million, of which approximately $428.0 million pertained to the revaluation and conversion of redeemable convertible preferred stock upon our initial public offering in July 2015, $37.2 million related to changes in fair value of our Series A and Series B warrant liabilities until their reclassification to equity, and $12.0 million pertained to a securities issuance obligation settled in the first quarter of 2020. Our principal sources of liquidity as of March 31, 2021 were cash and cash equivalents of $107.7 million.

In August 2020, we filed a prospectus supplement, pursuant to which we issued and sold $20.0 million of our common stock from time to time in ATM offerings. In February 2021, we filed a prospectus supplement pursuant to which we can issue and sell an aggregate of up to an additional $30.0 million of our common stock from time to time in ATM offerings. On May 7, 2021, we filed a prospectus supplement, pursuant to which we can issue and sell an aggregate of up to an additional $50.0 million of our common stock from time to time in the ATM offerings. During the second half of 2020, we sold 732,752 shares under the ATM program for proceeds of $8.9 million, net of commissions and offering expenses. During the three months ended March 31, 2021, we sold 1,149,820 shares under the ATM program for proceeds of $19.6 million, net of commissions and offering expenses.

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

To fund our current operating plans, we will need to raise additional capital. Our existing cash and cash equivalents will not be sufficient for us to complete development and prepare for commercializing momelotinib. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities; however, we believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans into the second half of 2022, subject to the potential impact of COVID-19. In addition, the outstanding Series B warrants, if fully exercised, would provide approximately $33.3 million in proceeds to us. We cannot assure you that the outstanding Series B warrants will be exercised, or that we will ever be profitable or generate positive cash flow from operating activities. However, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts, including any potential impacts of the COVID-19 pandemic on our clinical development efforts, costs related to momelotinib commercialization efforts, costs related to potentially develop momelotinib in combination studies or costs to develop additional product candidates.

We plan to continue to fund our operating plans through equity financings. We also evaluate opportunities for other strategic transactions, such as collaborations, strategic partnerships and alliances or licensing arrangements from time to time. To the extent that we raise additional capital through future equity financings, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. If we raise additional funds through strategic partnerships and alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or momelotinib or grant licenses on terms unfavorable to us. There can be no assurance that such additional financing, if available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, we would need to reevaluate our future operating plans. We are exploring options to support the potential continued development of SRA737 in the future. There can be no assurance that we will successfully obtain the funding or support necessary to advance SRA737 or obtain such funding or support on commercially reasonable terms.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash used in operating activities	$(16,961)	$(13,948)
Cash used in investing activities	—	—
Cash provided by financing activities	20,580	—
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(16)	(46)
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,603	$(13,994)

Cash Flows from Operating Activities

For the three months ended March 31, 2021, cash used in operating activities of $17.0 million was primarily attributable to a net loss of $19.9 million, partially offset by $3.0 million in non-cash charges. The non-cash charges consisted primarily of $2.9 million of non-cash stock-based compensation.

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

Cash Flows from Investing Activities

For the three months ended March 31, 2021 and 2020, no cash was used in investing activities.

Cash Flows from Financing Activities

For the three months ended March 31, 2021, cash provided by financing activities of $20.6 million consisted of $19.6 million of net proceeds from the sale of 1,149,820 shares under the ATM program, $0.7 million from the exercise of warrants to purchase common stock and $0.3 million from the exercise of options to purchase common stock.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities and foreign currency risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $107.7 million as of March 31, 2021, which consisted primarily of bank deposits and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. While the instruments in our portfolio are of short-term nature and a sudden change in market interest rates would not be expected to have a material impact, a zero-rate environment for an extended period of time could adversely affect our results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•

We may form or seek strategic alliances, licensing arrangements or other collaborations in the future or enter into a strategic transaction. We may be unable to form or enter into such alliances or arrangements, and we may not realize the expected benefits of any such transaction.

•	Past and future acquisitions could disrupt our business and harm our financial condition and operating results.
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
•

We have a significant number of outstanding warrants which may cause significant dilution to our stockholders, have a material adverse impact on the market price of our common stock, make it more difficult for us to raise funds through future equity offerings and discourage an acquisition of us by a third party.

Risks Related to Our Business and Industry

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

We are a clinical stage hematology and oncology company with a limited operating history. Since inception, we have incurred significant operating losses. Our net losses were $19.9 million and $80.9 million for the three months ended March 31, 2021 and the year ended December 31, 2020 respectively. As of March 31, 2021, we had an accumulated deficit of $866.5 million. Investment in hematology and oncology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. For example, in June 2016, we decided to suspend the development of our former lead product candidate PNT2258 after an interim analysis of data from a Phase 2 clinical trial of PNT2258 indicated only modest efficacy. We have also decided to suspend the continued development of SRA141, which was licensed to Carna Biosciences in June 2020, to focus our resources on the development of momelotinib and potentially SRA737. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue the development of momelotinib, fund research and preclinical studies and clinical trials, seek to identify additional product candidates, in-license additional products or technologies, seek regulatory approval, prepare for potential commercialization which will require a significant investment in areas related to contract manufacturing and inventory buildup and continue to operate as a public company.

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

Our business and future success depends on our ability to successfully develop, obtain regulatory approval for and commercialize momelotinib, a potent, selective and orally-bioavailable JAK1, JAK2 and ACVR1 / activin receptor-like kinase-2 (ALK2) inhibitor. Momelotinib has been investigated in two completed Phase 3 trials for the treatment of myelofibrosis, and we launched our MOMENTUM Phase 3 clinical trial for momelotinib in the fourth quarter of 2019 after receiving regulatory feedback concerning the design of the trial.

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

We previously acquired from Gilead momelotinib, a potent, selective and orally-bioavailable JAK1, JAK2 and ACVR1/ALK2 inhibitor. Momelotinib has been investigated in two completed Phase 3 trials for the treatment of myelofibrosis, SIMPLIFY-1 and SIMPLIFY-2. Based on the results of the prespecified analyses, neither trial was considered sufficiently compelling to justify the submission of an application for regulatory approval. Although SIMPLIFY-1 met its primary efficacy endpoint of non-inferior spleen volume reduction, it did not meet its key secondary efficacy endpoint of non-inferior reduction in total symptom score; and although SIMPLIFY-2 did not meet its primary efficacy endpoint of superior reduction in spleen volume, it did meet its key secondary efficacy endpoint of superior reduction in total symptom score. In both SIMPLIFY studies, additional secondary endpoints related to transfusion independence rate, transfusion dependence rate, and rate of red blood cell transfusions all favored momelotinib over control and supported the potential for momelotinib to provide meaningful anemia benefits. Based on post hoc analyses of the data for these trials that we subsequently conducted, we believe the trials showed promising substantive spleen and constitutional symptom control. In addition, we believe momelotinib has the potential to provide a differentiated therapeutic profile encompassing anemia-related benefits. As such, we have determined that there is substantial clinical justification for further development of momelotinib. However, while we believe the safety and efficacy profile of momelotinib in patients with myelofibrosis appears promising based on the prior Phase 3 trial results, the MOMENTUM Phase 3 trial we commenced in those patients may not be successful. This could occur for a variety of reasons related to efficacy or safety outcomes observed in the trial or to issues related to study conduct or study feasibility, including, but not limited to the following:

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

For instance, our MOMENTUM Phase 3 clinical trial for momelotinib has been and may continue to be affected by the pandemic. We launched MOMENTUM in the fourth quarter of 2019 and site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis have been and may be delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. Additionally, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trial. We have adopted mitigation strategies, but if the global effort to control the spread of COVID-19 and treat COVID-19 patients continues on the current trajectory for an extended period of time, we risk a delay in enrolling subjects. Any such delays to our planned MOMENTUM timeline could also impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital earlier than we had previously planned. We may be unable to raise additional capital if and when needed, which may result in further delays or suspension of our development plans. Challenging and uncertain economic conditions can make capital raising costly and dilutive.

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
•

the extent to which we are able to enter into strategic partnerships, collaborations and alliances or licensing arrangements with third parties including for the commercialization of momelotinib in certain global regions;

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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. In November 2019 we conducted a public equity offering where we raised net proceeds of approximately $97.7 million in a substantially dilutive transaction to our pre-existing investors. In August 2020, we filed a prospectus supplement pursuant to which we issued and sold $20.0 million of our common stock. In February 2021, we filed a prospectus supplement pursuant to which we can issue and sell an aggregate of up to $30.0 million of our common stock from time to time in ATM offerings. In addition, on May 7, 2021, we filed a prospectus supplement, pursuant to which we can issue and sell an aggregate of up to an additional $50.0 million of our common stock from time to time in the ATM offerings. As of March 31, 2021, we sold 1,882,572 shares under the ATM program (including the amounts sold under the prospectus supplement filed in August 2020) for net proceeds of $28.5 million, net of commissions and offering expenses. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be further diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or momelotinib or grant licenses on terms unfavorable to us.

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

We may form or seek strategic alliances, licensing arrangements or other collaborations in the future or enter into a strategic transaction. We may be unable to form or enter into such alliances or arrangements, and we may not realize the expected benefits of any such transaction.

We evaluate strategic alliances or licensing arrangements, joint ventures or collaborations with third parties and other strategic transactions from time to time including those that will complement or augment our development and commercialization efforts with respect to momelotinib and any future product candidates that we may acquire or develop, or that may provide for other economic value. For example, in June 2020, we licensed SRA141 back to Carna Biosciences, the original licensor. We may be entitled to certain profit share on royalty and non-royalty income and royalties on product sales. If Carna Biosciences or its collaborators fail to successfully develop and commercialize SRA141, we will receive limited to no value from this transaction. This or any future strategic transactions and relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, disrupt our management and business, forego potential future economic value or result in the loss of strategic value. These transactions and relationships also may result in a delay in the development of momelotinib or any future product candidates if we become dependent upon the other party and such other party does not prioritize the development of such product candidates relative to its other development activities.

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

We evaluate additional businesses or product candidates from third parties that we believe will complement or augment our existing momelotinib program. For example, in August 2018, we entered into an Asset Purchase Agreement with Gilead whereby we acquired worldwide rights to the pharmaceutical product momelotinib, an investigational orally-bioavailable JAK1, JAK2 and ACVR1/ALK2 inhibitor together with all related intellectual property rights and certain other related assets. Even if the assets we acquire have promising markets or technologies, we may not be able to realize the benefit of acquiring such assets if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new product candidates resulting from an acquisition, including momelotinib, which may delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies or benefits from the asset to justify the transaction. The risks we face in connection with strategic transactions, including our acquisition of momelotinib, include, but are not limited to:

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

Supply chain logistics are complex for the MOMENTUM Phase 3 clinical trial of momelotinib, as it requires the administration of both an active drug (momelotinib) and a comparator (danazol) and there are risks associated with this process throughout the supply chain, from manufacturing, labeling, to distribution, dispensing, and administration. Although we have secured sufficient quantities of drug substance and drug product to supply our current momelotinib program, starting with the MOMENTUM Phase 3 clinical trial of momelotinib, we will need to obtain additional supplies from third-party manufacturers that we have engaged, or expect to engage. We have also secured sufficient quantities of danazol drug product to supply the comparator for the initial subjects who will enroll in the study. However, over-encapsulation of this material will be necessary in the future in order to complete the MOMENTUM Phase 3 clinical trial. We are also working with regulatory agencies to extend the shelf life of our current supply of danazol to ensure that our current supply will not expire before we complete our Phase 3 clinical trial. While we are taking multiple measures to ensure sufficient supply of danazol required to complete the Phase 3 trial, we could nevertheless face challenges that potentially impact the ability to execute and complete the MOMENTUM trial as we anticipate. Any shortage in the clinical supplies could delay our clinical trial plan.

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

Even if we obtain regulatory approval for momelotinib, it may not gain market acceptance among physicians, patients, healthcare payors and/or the medical community. We believe that the degree of market acceptance will depend on a number of factors, including, but not limited to:

•	timing of market introduction of momelotinib and competitive products;
•	safety and efficacy of our product;
•	prevalence and severity of any side effects;
•	potential advantages or disadvantages over alternative treatments;
•	strength of marketing and distribution support;
•	price of our products, both in absolute terms and relative to alternative treatments;
•	availability of coverage and reimbursement from government and other third-party payors; and
•	sequencing of available products.

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

We do not have our own laboratory facilities or the ability to discover product candidates. We rely on licensing, acquisition and other forms of strategic relationships to grow our pipeline. We may acquire, or enter into strategic relationships to identify, license and develop, one or more additional product candidates to grow our pipeline. In addition, we may desire to renegotiate our currently existing licensing or asset purchase agreements for any of our product candidates. The identification, evaluation, development and potential acquisition or licensing of additional product candidates is expensive and time-consuming, and our efforts may not lead to the acquisition or licensing of any additional product candidates, that can be successfully developed and commercialized. Competition for viable product candidates is intense, and the acquisition or licensing of product candidates may be more expensive than we are able to afford or may require us to seek additional financing. If our efforts do not lead to the acquisition or successful identification, development and licensing of suitable product candidates, we may be unable to grow our pipeline. In addition, if our efforts to grow our pipeline require us to pursue additional dilutive capital or debt financing strategies, we may experience harm to our financial position and stability.

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

To our knowledge, there are currently two approved myelofibrosis drugs that specifically rely on JAK inhibition, ruxolitinib, marketed by Incyte Corporation as Jakafi® in the United States and by Novartis as Jakavi in the rest of the world and fedratinib, marketed by Celgene Corporation as Inrebic® in the United States. Fedratinib was also recently approved in Europe. In addition, there is one additional JAK inhibitor competitor in clinical development, at a similar state of development or more advanced than us. CTI Biopharma Corporation is developing pacritinib, for a subset of myelofibrosis patients with platelet counts less than 50,000/uL and finalized its rolling NDA submission in March 2021. However, to our knowledge, there are no drugs that target JAK1, JAK2 and ACVR1/ALK2 on the market, nor in development. Other competitors developing myelofibrosis therapeutics include Acceleron, Constellation Pharma, AbbVie, Kartos and Incyte. Celgene and Acceleron are developing luspatercept in a Phase 3 clinical trial for myelofibrosis. Luspatercept was recently added to the NCCN guidelines as a potential option for managing the anemia associated with myelofibrosis. Constellation Pharma is developing pelabresib (CPI-0610), a BET inhibitor in Phase 3 clinical trial in combination with ruxolitinib. AbbVie announced two Phase 3 clinical trials in combination with ruxolitinib for JAKi naïve and previously JAKi treated patients. Kartos announced clinical trial plans for KRT-232, a MDM2 inhibitor for JAKi relapsed or refractory MF patients. Incyte launched Phase 3 clinical trials to evaluate parsaclisib, in combination with ruxolitinib. In addition, there are several Phase 1 and Phase 2 clinical trials being conducted in myelofibrosis by various companies, including a Phase 2 study of a deuterated form of momelotinib being run by Zelgen Biopharmaceuticals in China. Several additional companies are advancing assets in the early stages of development potentially for the myelofibrosis market. If momelotinib is approved, it will compete with existing therapies for the indication or indications for which it is approved. While we believe that momelotinib may have the ability to provide an anemia benefit in addition to treating the other manifestations of myelofibrosis, which we believe is unique within the JAK inhibitor class of agents, the market for momelotinib is competitive, and physicians and other prescribers may not recommend or prescribe momelotinib over competing products.

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

Prior to acquiring momelotinib, our most advanced product candidate was in Phase 1/2 development. Advancing momelotinib through Phase 3 development will require us to develop or expand our development, regulatory, manufacturing, medical affairs, marketing and sales capabilities or contract with third parties to provide these capabilities for us. We must also successfully integrate the employees and operations related to the development of momelotinib. Maintaining additional relationships and managing our future growth will impose significant added responsibilities on members of our management. We must be able to manage our development efforts effectively, manage our clinical trials effectively, hire, train and integrate additional management, development, medical affairs, administrative and sales and marketing personnel, improve our managerial, development, operational and finance systems, and expand our facilities, all of which may impose a strain on our administrative and operational infrastructure. Our future financial performance will depend, in part, on our ability to manage this growth effectively. We may not be able to accomplish these tasks, failure of which could prevent us from successfully developing and potentially commercializing momelotinib.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. We cannot assure you that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy and stock price may be adversely affected by any such economic downturn, volatile business environment or large-scale unpredictable or unstable market conditions, including a prolonged government shutdown or as a result of a global pandemic such as the COVID-19 pandemic. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused and could result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock.

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

•

the federal Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value to covered recipients, including physicians, other healthcare providers and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members, which is published in a searchable form on an annual basis; effective January 1, 2022, our reporting obligations with respect to payments or transfers of value made to covered recipients in the previous year, or data collected in 2021, will be expanded to include physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and anesthesiologist assistants, and certified nurse-midwives; and

•

state laws comparable to each of the above federal laws, such as, for example, anti-kickback and false claims laws that may be broader in scope and also apply to commercial insurers and other non-federal payors, requirements for mandatory corporate regulatory compliance programs, and laws relating to patient data privacy and security. Other state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In the United States, state and federal lawmakers and regulatory authorities have increased their attention on the collection and use of personal information. In the United States, non-sensitive personal information generally may be used under current rules and regulations, subject to certain restrictions, so long as the person does not affirmatively “opt-out” of the collection or use of such data. If an “opt-in” model or additional required “opt-outs”, were to be adopted in the United States, less data would be available, and the cost of data would be higher. For example, California enacted the CCPA, which became operative on January 1, 2020 and became enforceable by California Attorney General on July 1, 2020, along with related regulations which came into force on August 14, 2020.

The CCPA gives California residents new rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. Given that CCPA enforcement began on July 1, 2020, it remains unclear whether modifications will be made to this legislation or how it will be interpreted. Additionally, the CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Further, in November 2020, California voters passed the California Privacy Rights Act (CPRA). The CPRA, which is expected to take effect on January 1, 2023 and to create obligations with respect to certain data relating to consumers as of January 1, 2022, significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creates a new entity, the California Privacy Protection Agency, to implement and enforce the law. The CCPA and CPRA present many unresolved compliance complexities. The CCPA and CPRA may increase our compliance costs and potential liability. In addition to the CCPA, numerous other states’ legislatures are considering similar laws that will require ongoing compliance efforts and investment. For example, in March 2021, Virginia enacted a Consumer Data Protection Act that will go into effect January 1, 2023, and which shares similarities with the CCPA, CPRA, and legislation proposed in other states.

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

The Bipartisan Budget Act of 2018 also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has published a final rule to give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. The American Taxpayer Relief Act of 2012, or ATRA, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Other legislative changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through the end of 2021, unless additional Congressional action is taken.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, in 2020, under the Trump administration, HHS and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, importation of prescription drugs from Canada and other countries, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of these new rules. In January 2021, the Biden administration issued a “regulatory freeze” memorandum that directs department and agency heads to review new or pending rules of the prior administration. It is unclear whether these new regulations will be withdrawn or when they will become fully effective under the current administration. The impact of these lawsuits as well as legislative, executive, and administrative actions of the current administration on us and the pharmaceutical industry as a whole is unclear.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future, including revisions to the ACA. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Further, it is possible that additional governmental action is taken to address the COVID-19 pandemic. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biotechnology products. We cannot be sure to what extent these and future legislative and regulatory efforts, whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. In May 2020, FDA announced that it will continue to postpone domestic and foreign routine surveillance inspections due to COVID-19. In August 2020, as updated in 2021, FDA also issued a Questions and Answers guide on manufacturing, supply chain, and pharmaceutical product inspections during the public health emergency. The FDA indicated that it continues to use various tools and alternative methods, where possible, for inspections and exercises discretion on a case-by-case basis to conduct domestic inspections with a risk assessment system. In the event of any prolonged government shutdown, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities on a timely basis, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

•	any disputes with Gilead regarding our acquisition of momelotinib and assumption of the related clinical trials;
•	announcements of significant acquisitions, strategic partnerships, collaborations, joint ventures or capital commitments by us or our competitors;
•	our ability to acquire or in-license new product candidates to grow our pipeline;
•	adverse results or delays in preclinical studies or clinical trials;
•	changes in laws or regulations applicable to our product candidates including momelotinib, including but not limited to clinical trial requirements for approvals;
•	adverse developments concerning our manufacturers;
•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•	our inability to establish collaborations if needed, or to out-license our product candidates including momelotinib or technologies on favorable terms or at all;
•	our failure to commercialize our product candidates including momelotinib;
•	additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to the use of our product candidates including momelotinib;
•	the size and growth of our initial target markets;
•	our ability to successfully treat additional types of cancers or at different stages;
•	actual or anticipated variations in quarterly operating results;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	overall performance of the equity markets;
•	sales of our common stock by us or our stockholders in the future;
•	the low trading volume and limited public market for our common stock;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•	actions instituted by activist shareholders or others;
•	general political and economic conditions, including global pandemics such as COVID-19;
•	fiscal and monetary stimulus measures to counteract the impact of the COVID-19 pandemic; and
•	other events or factors, many of which are beyond our control.

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

We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. For example, in November 2019, we conducted a public equity offering where we raised net proceeds of approximately $97.7 million in a substantially dilutive transaction to our pre-existing investors. In August 2020, we filed a prospectus supplement pursuant to which we issued and sold $20.0 million of our common stock in ATM offerings. In February 2021, we filed a prospectus supplement pursuant to which we can issue and sell an aggregate of up to $30.0 million of our common stock from time to time in ATM offerings. In addition, on May 7, 2021, we filed a prospectus supplement, pursuant to which we can issue and sell an aggregate of up to an additional $50.0 million of our common stock from time to time in the ATM offerings. As of March 31, 2021, we sold 1,882,572 shares under the ATM program (including the amounts sold under the prospectus supplement filed in August 2020) for net proceeds of $28.5 million, net of commissions and offering expenses. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock, and, accordingly, the trading price of our common stock may significantly decrease. In addition, our issuance of additional shares of common stock, including upon exercise of our outstanding warrants, will dilute the ownership interests of our existing common stockholders.

We have a significant number of outstanding warrants which may cause significant dilution to our stockholders, have a material adverse impact on the market price of our common stock, make it more difficult for us to raise funds through future equity offerings and discourage an acquisition of us by a third party.

As more fully described in Note 8. Stockholders’ Equity of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q under the subheading “Common Stock Warrants,” we issued Series A warrants and Series B warrants in connection with the Company’s November 2019 public offering of Series A Preferred Stock and warrants to Gilead pursuant to the amendment to the Asset Purchase Agreement.

To the extent the warrants are exercised, additional shares of common stock will be issued and such issuance may dilute existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares. In addition, the perceived risk of dilution as a result of the significant number of outstanding warrants may cause our common stockholders to be more inclined to sell their shares, which would contribute to a downward movement in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our common stock price could encourage investors to engage in short sales of our common stock, which could further contribute to price declines in our common stock. The fact that our warrant holders can sell substantial amounts of our common stock in the public market could make it more difficult for us to raise additional funds through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, or at all.

To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of our warrants could make us a less attractive acquisition vehicle in the eyes of a target business since the exercise of warrants could reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Further, our warrants could make the structuring of any strategic transaction more complex and affect the terms of any such strategic transaction. In connection with certain “fundamental transactions” involving a change in control of our company, the surviving entity is required to assume our obligations under the warrants. In addition, if the acquiring company is not a public company, the warrant holders have the right to sell their warrants to the surviving entity for their Black-Scholes value for up to 30 days following the closing of the fundamental transaction.  These provisions could deter a third party from acquiring us even where the acquisition could be beneficial to you. Any negotiated alternative to such treatment of the warrants would require the approval of the holders of warrants exercisable for the majority of the shares underlying the warrants. Four of our nine directors are affiliated with investors that hold a majority-in-interest of the Series A warrants. The holders of warrants could exercise their rights under the warrants in a manner that benefits their interests relative to the holders of common stock generally.

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

Certain of our 5% stockholders in the aggregate hold a majority of the voting power and may therefore, in effect, be able to exert significant control over matters subject to stockholder approval.

As of March 31, 2021, our executive officers, directors and 5% stockholders collectively beneficially owned a majority of our outstanding voting shares. Four of our current directors are each affiliates of certain 5% stockholders. As of March 31, 2021, these 5% stockholders collectively beneficially own 46.5% of the voting power of our company and 73.2% of the shares underlying the Series A and Series B warrants. Therefore, if such holders acted in concert, these holders may have the ability to influence us through their ownership position and through representation on our board of directors. For example, numerically, these holders may be able to determine the outcome of votes with respect to elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. They also have contractual rights under the warrants that they may exercise in a manner that adversely impacts the interest of holders of capital stock that do not hold warrants. This concentrated ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective upon the closure of MOMENTUM screening, Mark Kowalski, MD, PhD will assume the title of Chief, Research and Early Development, focusing on earlier stage combinations for momelotinib as well as the ongoing evaluation of development opportunities for additional pipeline assets. Barbara Klencke, MD will assume the title of Chief Medical Officer, focusing on the late-stage development of momelotinib as well as pre-commercialization medical affairs activities.

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

SIERRA ONCOLOGY, INC.

Date:	May 7, 2021	By:	/s/ Stephen G. Dilly
Stephen G. Dilly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2021	By:	/s/ Sukhi Jagpal
Sukhi Jagpal
Chief Financial Officer
(Principal Financial Officer)