Form 10-Q
period 2021-06-30
Sierra Oncology, Inc.
filed 2021-08-05
CIK 1290149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, there were 12,560,642 shares of the Registrant’s Common Stock outstanding.

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIERRA ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90,690	$104,055
Prepaid expenses and other current assets	1,983	2,415
Total current assets	92,673	106,470
Property and equipment, net	71	52
Operating lease right-of-use assets	946	318
Other assets	687	647
TOTAL ASSETS	$94,377	$107,487
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued and other liabilities	$7,913	$7,148
Accounts payable	1,548	2,205
Total current liabilities	9,461	9,353
Operating lease liabilities	650	175
TOTAL LIABILITIES	10,111	9,528
Commitments and Contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2021 and December 31, 2020; nil shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 12,358,517 and 11,128,484 shares issued and outstanding as of June 30, 2021 and December 31, 2020	12	11
Additional paid-in capital	971,388	944,537
Accumulated deficit	(887,134)	(846,589)
TOTAL STOCKHOLDERS’ EQUITY	84,266	97,959
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$94,377	$107,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$14,149	$10,189	28,102	21,780
General and administrative	6,424	6,260	12,289	10,804
Total operating expenses	20,573	16,449	40,391	32,584
Loss from operations	(20,573)	(16,449)	(40,391)	(32,584)
Other expense (income), net:
Changes in fair value of warrant liabilities	—	—	—	16,240
Other expense (income), net	48	24	77	(517)
Total other expense (income), net	48	24	77	15,723
Loss before provision for (benefit from) income taxes, net	(20,621)	(16,473)	(40,468)	(48,307)
Provision for (benefit from) income taxes, net	9	(11)	77	67
Net loss and comprehensive loss	$(20,630)	$(16,462)	$(40,545)	$(48,374)
Net loss per common share, basic and diluted	$(1.67)	$(1.58)	$(3.38)	$(4.71)
Weighted-average shares used in computing net loss per common share, basic and diluted	12,350,660	10,395,732	12,011,199	10,276,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2020	11,128,484	$11	$944,537	$(846,589)	$97,959
Issuance of common stock from an At-The-Market equity offering, net of offering costs	1,149,820	1	19,631	—	19,632
Issuance of common stock for exercise of common stock warrants	49,995	—	660	—	660
Issuance of common stock for exercise of common stock options	21,662	—	288	—	288
Stock-based compensation	—	—	2,931	—	2,931
Net loss	—	—	—	(19,915)	(19,915)
Balance—March 31, 2021	12,349,961	12	968,047	(866,504)	101,555
Issuance of common stock for exercise of common stock options	8,556	—	113	—	113
Stock-based compensation	—	—	3,228	—	3,228
Net loss	—	—	—	(20,630)	(20,630)
Balance—June 30, 2021	12,358,517	$12	$971,388	$(887,134)	$84,266

	Series A Convertible Voting Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2019	103,000	$1	1,867,176	$74	$851,957	$(765,687)	$86,345
Conversion of Series A convertible voting preferred stock to common stock	(103,000)	(1)	7,803,273	8	(7)	—	—
Reclassification of warrant liabilities to equity	—	—	—	—	62,175	—	62,175
Issuance of common stock in connection with an amendment to the asset purchase agreement	—	—	725,283	1	8,781	—	8,782
Issuance of warrant in connection with an amendment to the asset purchase agreement	—	—	—	—	3,188	—	3,188
Stock-based compensation	—	—	—	—	918	—	918
Reverse stock split adjustment	—	—	—	(73)	73	—	—
Net loss	—	—	—	—	—	(31,912)	(31,912)
Balance—March 31, 2020	—	—	10,395,732	10	927,085	(797,599)	129,496
Stock-based compensation	—	—	—	—	3,617	—	3,617
Net loss	—	—	—	—	—	(16,462)	(16,462)
Balance—June 30, 2020	—	$—	10,395,732	$10	$930,702	$(814,061)	$116,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,545)	$(48,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,159	4,535
Depreciation and amortization	123	113
Changes in fair value of warrant liabilities	—	16,240
Securities issuance obligation	—	1,485
Other	21	74
Changes in operating assets and liabilities:
Prepaid expenses and other assets	310	972
Accrued, other and operating lease liabilities	623	(546)
Accounts payable	(657)	976
Deferred revenue	—	300
Net cash used in operating activities	(33,966)	(24,225)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(40)	(12)
Net cash used in investing activities	(40)	(12)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock from At-The-Market equity offering, net of offering costs	19,632	—
Proceeds from exercise of common stock warrants	660	—
Proceeds from exercise of common stock options	401	—
Net cash provided by financing activities	20,693	—
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(52)	(58)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(13,365)	(24,295)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	104,355	147,828
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$90,990	$123,533
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$33	$14
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use asset obtained in exchange for operating lease obligation	$730	$—
Unpaid deferred financing costs in accrued and other liabilities	$100	$15
Issuance of common stock and common stock warrant in connection with an amendment to the asset purchase agreement	$—	$11,970
Reclassification of warrant liabilities to equity	$—	$62,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Organization

Description of Business

Sierra Oncology, Inc. (together with its subsidiaries, collectively referred to as the “Company”), a Delaware corporation, is a late stage biopharmaceutical company focused on the Phase 3 execution, registration and potential commercialization of momelotinib, a novel drug that may address serious unmet needs in myelofibrosis. Momelotinib is a selective and orally bioavailable JAK1 (Janus kinase 1), JAK2 (Janus kinase 2) and ACVR1 (Activin A receptor type 1) / activin receptor-like kinase-2 (ALK2) inhibitor with a differentiated mechanism of action that enables it to potentially address all three key drivers of myelofibrosis: anemia of inflammation, constitutional symptoms and enlarged spleen. More than 1,200 subjects have received momelotinib since clinical studies began in 2009, including more than 800 patients treated for myelofibrosis. Several of these patients remain on treatment for more than 11 years.

In August 2021, the Company acquired an exclusive global license from AstraZeneca AB (AstraZeneca) for AZD5153, a potent and selective bromodomain-containing protein 4 (BRD4) bromodomain and extraterminal (BET) inhibitor with a novel bivalent binding mode (See Note 7).

The Company’s portfolio also includes SRA737, a selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1), an emerging target for the treatment of cancer which has a key role in the DNA Damage Response (DDR). The Company is currently focusing its resources on the development of momelotinib and exploring options to support potential future continued development of SRA737.

The Company’s primary activities since inception have been conducting research and development activities, conducting preclinical and clinical testing, recruiting personnel, performing business and financial planning, identifying and evaluating additional drug candidates for potential in-licensing or acquisition, and raising capital to support development activities.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

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

As of June 30, 2021, the Company had $90.7 million of cash and cash equivalents. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to fund its operations through the next twelve months beyond the date of the issuance of these condensed consolidated financial statements. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

In response to this condition, management intends to seek additional funds through equity or debt financings, collaborations, licensing transactions or other sources. However, there can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. Because management’s plans have not yet been finalized and are not within the Company’s control, the implementation of such plans cannot be considered probable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and notes required for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 11, 2021. There were no significant changes to the accounting policies during the six months ended June 30, 2021 from the significant accounting policies described in Note 2 to the consolidated financial statements in the 2020 Form 10-K. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

These unaudited condensed consolidated financial statements and related disclosure have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The condensed consolidated results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date.

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

The following shares of common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	June 30, 2021	June 30, 2020
Series A warrants for common stock	7,802,241	7,802,241
Series B warrants for common stock	2,524,732	2,574,727
Options to purchase common stock	4,786,469	2,351,055
Warrants for common stock	727,122	727,122
Total potential dilutive shares	15,840,564	13,455,145

Also excluded from the calculation of diluted net loss per share are 200,000 shares of common stock issued by the Company in July 2021 under its At-The Market (ATM) program (see Note 8).

4.	Fair Value Measurements

The Company measures and reports its cash equivalents and restricted cash at fair value. The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$88,682	$—	$—	$88,682
Restricted money market funds	300	—	—	300
Total financial assets	$88,982	$—	$—	$88,982

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$101,919	$—	$—	$101,919
Restricted money market funds	300	—	—	300
Total financial assets	$102,219	$—	$—	$102,219

Money market funds and restricted money market funds are measured at fair value on a recurring basis using quoted prices and are classified as a Level 1 input. The Company’s cash and cash equivalents, restricted cash, other current assets, accounts payable and accrued and other liabilities approximate their fair values due to their short duration.

There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2021.

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

The Company recorded a $16.2 million non-cash expense relating to the changes in fair value of warrant liabilities in other income (expense), net in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2020.

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

The Company recognized a $1.5 million non-cash research and development expense during the six months ended June 30, 2020, representing changes in fair value of the securities issuance obligation since December 31, 2019, in the condensed consolidated statement of operations.

5.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Cash	$2,008	$2,136
Cash equivalents:
Money market accounts	88,682	101,919
Total cash and cash equivalents	$90,690	$104,055

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows.

	June 30, 2021	June 30, 2020
	(in thousands)
Cash and cash equivalents	$90,690	$123,233
Restricted cash included in other assets	300	300
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$90,990	$123,533

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Prepaid software and subscription fees	$423	$376
Prepaid research and development project costs	396	321
Other receivables	297	311
Prepaid insurance	241	991
Other	626	416
Total prepaid expenses and other current assets	$1,983	$2,415

Property and Equipment, net

Property and equipment, net consists of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Software	$361	$361
Leasehold improvements	35	—
Computer equipment	5	—
Property and equipment, gross	401	361
Less: accumulated depreciation	(330)	(309)
Total property and equipment, net	$71	$52

Depreciation related to the Company’s property and equipment was $11,000 and $21,000 for the three and six months ended June 30, 2021, respectively and $15,000 and $28,000 for the three and six months ended June 30, 2020, respectively.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Accrued research and development costs	$3,016	$1,715
Accrued employee related costs	2,882	4,359
Accrued professional fees	1,576	774
Operating lease liabilities	356	207
Other	83	93
Total accrued and other liabilities	$7,913	$7,148

6.	Leases

In December 2020, the Company entered into a 48-month operating lease agreement to lease office space in San Mateo, California. The lease commenced on April 30, 2021 and expires on April 30, 2025.

The Company also has an operating lease agreement to lease the office space in Vancouver, Canada that expires on February 28, 2023. In December 2020, the Company entered into an agreement to sublet the entire office premises to a third party until February 27, 2023. Pursuant to the sublease agreement, the subtenant will pay base rent of $0.2 million per annum to the Company and all operating costs related to the office space.

The components of lease expense, which are recorded in general and administrative expense, and related cash flows for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Operating lease cost	$75	$50	$118	$101
Short-term lease cost	6	7	13	29
	81	57	131	130
Operating cash flows used for operating leases	$58	$52	$115	$104

As of June 30, 2021, the weighted average remaining lease term and discount rate for the operating leases are 3.2 years and 4.9%, respectively.

As of June 30, 2021, maturities of lease liability due under the lease agreements are as follows:

Years Ending December 31:	Operating Leases
(in thousands)
Remainder of 2021	$172
2022	402
2023	223
2024	229
2025	58
Total lease payments	1,084
Less imputed interest	(78)
Total	$1,006

In addition to base rent, the Vancouver lease requires payment of operating costs. These costs are not included in the table above or the sublease amount. These amounts also have not been reduced by future base rent due under the Vancouver sublease of $0.3 million.

7.	Commitments and Contingencies

Asset Purchase Agreement

In August 2018, the Company entered into an Asset Purchase Agreement with Gilead whereby the Company acquired worldwide rights to the pharmaceutical product, momelotinib, an investigational orally bioavailable JAK1, JAK2 and ACVR1/ALK2 inhibitor together with all related intellectual property rights and certain other related assets. Pursuant to the agreement, the Company made a one-time upfront payment of $3.0 million in August 2018. In October 2019, the Company entered into an amendment to the Asset Purchase Agreement in which the Company agreed to issue, subject to certain conditions, shares of common stock and a warrant to purchase common stock to Gilead in consideration for meaningfully reduced royalty rates and elimination of a near term milestone payment in the Asset Purchase Agreement. Pursuant to the amended agreement, milestone payments of up to an aggregate of $190.0 million may become payable to Gilead upon the achievement of certain regulatory and commercial milestone events and the Company is now required to pay Gilead low double-digit to high-teens percent tiered combined royalties based upon net sales.

License Agreements

In August 2021, the Company entered into a license agreement with AstraZeneca for an exclusive global license for AZD5153 and related compounds, which selectively inhibit BRD4. Under the agreement, the Company will have an exclusive license to develop, manufacture and commercialize AZD5153 for all therapeutic, prophylactic, palliative and diagnostic uses in humans and animals. The license agreement provides that the Company will make a one-time, non-refundable upfront cash payment of $8.0 million to AstraZeneca, that will be paid and expensed as research and development costs during the third quarter of 2021. Aggregate milestone payments of up to $208.0 million may become payable by the Company upon the achievement of certain development, regulatory and commercial milestones. These milestones will be accrued once they are considered probable of occurring. In addition, the Company is required to pay AstraZeneca a tiered royalty on worldwide net sales ranging from high single-digits to low double-digits.

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

COVID-19

The full extent of the impact of the COVID-19 pandemic on financial markets, economies worldwide and our business is highly uncertain. Research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of clinical trials and other related business activities. The Company is carefully monitoring the pandemic and the potential length and depth of the resulting economic impact on its financial condition and results of operations. As of June 30, 2021, the Company was not aware of any contingencies and no related estimates were recorded on its financial statements as a result of COVID-19.
8.	Stockholders’ Equity

At-The-Market Common Stock Offering

In August 2020, the Company filed a prospectus supplement, pursuant to which it sold $20.0 million of its common stock in ATM offerings. In February and May 2021, the Company filed prospectus supplements pursuant to which it can issue and sell an aggregate of up to an additional $30.0 million and $50.0 million of its common stock, respectively, from time to time in ATM offerings. During the six months ended June 30, 2021, the Company sold 1,149,820 shares under the ATM program for net proceeds of $19.6 million, net of commissions and offering expenses. There were no ATM sales during the six months ended June 30, 2020. As of June 30, 2021, there was $70.2 million remaining available under the ATM program.

In July 2021, the Company sold 200,000 shares of its common stock under the ATM program for proceeds of $3.9 million, net of commissions.

Common Stock Reserved for Issuance

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to effect the conversion of all outstanding options granted and available for grant under the incentive plans, shares reserved for issuance under the employee stock purchase plan and issued warrants.

	June 30, 2021	December 31, 2020
Shares reserved under Series A warrant	7,802,241	7,802,241
Shares reserved under Series B warrant	2,524,732	2,574,727
Shares reserved for future option grants under equity plans	1,393,176	1,117,796
Outstanding stock options under equity incentive plans	4,786,469	4,146,928
Outstanding warrants	727,122	727,122
Shares reserved under the 2015 employee stock purchase plan	17,500	17,500
Total common stock reserved for issuance	17,251,240	16,386,314

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

Common Stock Warrants

In connection with the Company’s November 2019 public offering of the Series A Preferred Stock, the Company issued Series A warrants to purchase up to 7,802,241 shares of common stock at an exercise price equal to $13.20, and Series B warrants to purchase up to 2,574,727 shares of common stock at an exercise price equal to $13.20. Both Series A and Series B warrants are exercisable following stockholder approval in January 2020 of an increase in authorized common stock sufficient to allow for the exercise of the warrants, subject to certain beneficial ownership limitations. The Series A warrants will expire five years from the date they first became exercisable or on January 22, 2025 and contain a cash and/or cashless exercise provision. The Series B warrants will expire on the 75th day anniversary following the announcement of top-line data from the Company’s MOMENTUM Phase 3 clinical trial of momelotinib and may only be exercised by paying the exercise price in cash. During the six months ended June 30, 2021, 151,500 Series B warrants to purchase 49,995 shares of common stock were exercised for proceeds of $0.7 million. There were no warrants exercised during the six months ended June 30, 2020.

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

In the accompanying condensed consolidated statements of operations, the Company recognized stock-based compensation expense for its employees and non-employees as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Research and development	$1,776	$933	$3,439	$1,479
General and administrative	1,452	2,684	2,720	3,056
Total stock-based compensation	$3,228	$3,617	$6,159	$4,535

Determination of Fair Value

The fair values of the Company’s stock-based awards granted during the three and six months ended June 30, 2021 and 2020 were estimated as of the grant date using the Black-Scholes option pricing model, based on assumptions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected term (in years)	5.3 – 6.1	5.3 – 7.0	5.3 – 7.0	5.3 – 7.0
Expected volatility	83 – 85%	88 – 90%	83 – 85%	88 – 90%
Risk-free interest rate	0.8 – 1.1%	0.4 – 0.5%	0.5 – 1.1%	0.4 – 1.2%
Expected dividend rate	—%	—%	—%	—%

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

Expected Volatility— For the three and six months ended June 30, 2021, the expected volatility is derived from using the Company’s trading history for its common stock over a period equivalent to the expected term of the stock-based awards. For the three and six months ended June 30, 2020, the expected volatility was derived from a weighted volatility using both the Company’s trading history for its common stock and the historical stock volatilities of peer public companies within its industry that are considered to be comparable to the Company’s business over a period equivalent to the expected term of the stock-based awards.

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

Equity Incentive Plans

2018 Equity Inducement Plan

In September 2018, the Company’s Compensation Committee approved the 2018 Equity Inducement Plan (2018 Plan). The number of shares available for awards under the 2018 Plan was set to 37,500. On June 30, 2020, the Company’s Board of Directors approved an amendment to the 2018 Plan to increase the authorized number of shares available for issuance by 500,000 shares. On February 3, 2021, the Company’s Compensation Committee approved an amendment to the 2018 Plan to increase the authorized number of shares available for issuance by 500,000. As of June 30, 2021, 1,037,500 shares were reserved for issuance under the 2018 Plan. The exercise price of each stock-based award issued under the 2018 Plan is required to be no less than the fair value of the Company’s common stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement.

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

As of June 30, 2021, 5,123,736 shares were reserved for issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will increase automatically on January 1 of each calendar year 2016 through 2025 by the number of shares equal to 4% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. The Company’s Board of Directors or Compensation Committee may reduce the amount of the increase in any particular year. The exercise price of each stock-based award issued under the 2015 Plan is required to be no less than the fair value of the Company’s common stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement, unless modified.

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

A summary of activity under the 2008 Plan, 2015 Plan and 2018 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Options (in thousands)
Outstanding — December 31, 2020	1,117,796	4,146,928	$19.45	8.84	$12,227
Awards authorized	945,139
Options granted	(869,460)	869,460	16.87
Options exercised	—	(30,218)	13.29
Options forfeited/cancelled	199,701	(199,701)	17.43
Outstanding — June 30, 2021	1,393,176	4,786,469	$19.11	8.56	$26,418
Exercisable — June 30, 2021		955,199	$39.28	6.10	$4,149
Vested and expected to vest — June 30, 2021		4,261,231	$19.96	8.48	$22,573

The weighted-average grant date fair values of options granted during the three and six months ended June 30, 2021 was $12.51 and $11.93 per share, and $10.14 and $8.69 per share for the three and six months ended June 30, 2020. The aggregate intrinsic value of options exercised was $47,000 and $0.2 million for the three and six months ended June 30, 2021. No options were exercised for the three and six months ended June 30, 2020. The total grant date fair values of options vested for the three and six months ended June 30, 2021 was $2.5 million and $5.9 million, and $2.2 million and $3.8 million for the three and six months ended June 30, 2020.

In August 2020, the Company granted executives and employees 1,107,250 stock options with performance-based conditions. Vesting is achieved based upon the completion of pre-determined milestones. As of June 30, 2021, all of the outstanding performance-based options remain unvested. For the three and six months ended June 30, 2021, the Company has recognized approximately $0.7 million and $1.5 million in stock-based compensation expense related to the options with performance-based criteria. No expense pertaining to performance-based options was recognized for the three and six months ended June 30, 2020.

In May 2020, the Company entered into a separation agreement with Dr. Glover, the Company’s former President and Chief Executive Officer, in connection with his resignation. Pursuant to the separation agreement, Dr. Glover’s unvested options that would have vested during the one-year period from the date of separation accelerated and vested immediately. The vesting date of all remaining unvested options accelerated by one year, and continued to vest through December 31, 2020, per the terms of the separation agreement. Furthermore, Dr. Glover received an extension of the expiration date of his vested stock options to 75 days following the Company’s announcement of the top-line data results from its MOMENTUM clinical trial. Compensation costs relating to the vesting acceleration and the modifications to option terms was $2.2 million for the three and six months ended June 30, 2020.

As of June 30, 2021, total unrecognized stock-based compensation related to unvested stock options with only service-vesting conditions was $27.3 million and are expected to be recognized over a remaining weighted-average period of 3.0 years. As of June 30, 2021, total unrecognized stock-based compensation related to unvested stock options with performance-based conditions was $6.9 million.
10.	Income Taxes

The Company did not record a provision for U.S. federal income taxes for the three and six months ended June 30, 2021 because it expects to generate a loss for the year ended December 31, 2021. The income tax provision for the three and six months ended June 30, 2021 and 2020 represented foreign taxes. The Company’s net U.S. deferred tax assets continue to be offset by a full valuation allowance.

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

Overview

We are a late-stage biopharmaceutical company on a mission to deliver targeted therapies that treat rare forms of cancer. Our main focus is the development of momelotinib, an investigational agent for the treatment of myelofibrosis. Currently, momelotinib is in a global Phase 3 clinical trial for patients with myelofibrosis, called the MOMENTUM study, that, if successful, will be registration enabling. At its completion, we expect approximately 1,000 myelofibrosis patients to have received momelotinib, and several of our clinical trial patients remain on treatment more than 11 years later.

In the third quarter of 2018, we acquired momelotinib from Gilead Sciences, Inc. (Gilead), which had completed several late-stage trials of the drug candidate in patients with myelofibrosis. Myelofibrosis is characterized by progressive anemia and thrombocytopenia and currently approved JAK inhibitor therapies, ruxolitinib and fedratinib, can induce or further exacerbate this myelosuppression, limiting their use in first line treatment and resulting in a population of second line patients who are no longer able to benefit from such therapies. Momelotinib is a novel, orally bioavailable JAK1 (Janus kinase 1), JAK2 (Janus kinase 2) and ACVR1 (Activin A receptor type 1) / activin receptor-like kinase-2 (ALK2) inhibitor with a differentiated mechanism of action, enabling it to potentially address all three hallmarks of disease in myelofibrosis: anemia of inflammation, constitutional symptoms and enlarged spleen.

In December 2018, we reported new data for momelotinib collated from the two completed SIMPLIFY Phase 3 clinical trials and a translational biology study in transfusion dependent patients with myelofibrosis. Data from the latter study were also concurrently presented in a poster at the American Society of Hematology (ASH) Annual Meeting. We reported aggregated transfusion independence responses from more than 150 intermediate and high-risk transfusion dependent myelofibrosis patients demonstrating robust and consistent response rates within and across the clinical studies. More than 44% of these patients became transfusion free for at least 12 weeks and nearly 50% were transfusion independent for at least 8 weeks.

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

During the fourth quarter of 2019, we reported new analyses of red blood cell (RBC) transfusion data from SIMPLIFY-1, a double-blind Phase 3 trial of momelotinib head-to-head versus ruxolitinib in JAK inhibitor-naïve patients, which were presented in a poster by Dr. Ruben Mesa, Director of the Mays Cancer Center, home to UT Health San Antonio MD Anderson Cancer Center, at the ASH Annual Meeting. These analyses demonstrated that patients who received momelotinib had significantly decreased transfusion requirements compared to those treated with ruxolitinib, including an odds ratio of nearly 10 for receiving no transfusions during the 24-week study period. Transfusion dependency and moderate to severe anemia are critical negative prognostic factors for overall survival in myelofibrosis.

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

At the ASH Annual Meeting in December 2020, we released updated analyses from the previously completed Phase 3 SIMPLIFY studies of momelotinib, including overall survival data as well as efficacy data for momelotinib compared to ruxolitinib in patients with low platelet levels. The overall survival data received an oral presentation by Dr. Srdan Verstovsek of the University of Texas MD Anderson Cancer Center in Houston, Texas, USA; efficacy data by platelet strata were presented in a poster by Dr. Jean-Jacques Kiladjian, Saint Louis Hospital, Paris, France. Key findings were:

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

Most recently at the EHA Annual Meeting held in June 2021, we announced additional data analyses from the SIMPLIFY studies highlighting transfusion independence with momelotinib is associated with improved overall survival, including in patients with anemia at baseline. In addition, transfusion independence is seen irrespective of baseline degree of anemia, platelet count or transfusion status. Together, these data suggest the goal of achieving transfusion independence should become an important driver of treatment decisions in myelofibrosis.

Also in June 2021, we announced that the MOMENTUM Phase 3 study enrollment has been completed, enrolling 195 patients based on a planned 180 patients. Topline data are anticipated in the first quarter of 2022. Assuming positive results, we expect to file for regulatory approval in mid-2022, and if approved, we could anticipate a commercial launch in first half of 2023. As we approach pivotal data from the late-stage development of momelotinib, we continue to explore opportunities to expand our pipeline via potential combination studies for momelotinib as well as additional pipeline assets.

In August 2021, we entered into an agreement with AstraZeneca AB (AstraZeneca) to acquire an exclusive global license for AZD5153, a potent and selective bromodomain-containing protein 4 (BRD4) bromodomain and extraterminal (BET) inhibitor with a novel bivalent binding mode. We plan to initiate a Phase 2 study examining momelotinib in combination with AZD5153 for the treatment of myelofibrosis in the first half of 2022.

Due to COVID-19, our clinical trials previously have been and could again be affected. We experienced delays in planned site initiations and activations and may experience future delays, which could impact anticipated timelines.

We have not generated any product revenue related to our primary business purpose and have incurred significant net losses to date. As of June 30, 2021, we had $90.7 million of cash and cash equivalents. Given our projected operating requirements and our existing cash and cash equivalents, we are projecting insufficient liquidity to fund our operations for the next twelve months beyond the date of the issuance of these condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which raises substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis. This basis contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business and does not include any adjustments that might be necessary if we are unable to continue as a going concern.

To fund our operating plans and remain as a going concern, we intend to seek additional funds through equity or debt financings, collaborations, licensing transactions or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. Our existing cash and cash equivalents will not be sufficient for us to complete development of our product candidates and prepare for commercializing momelotinib. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. We are also exploring non-dilutive options that could provide additional capital to support our North American commercialization strategy.

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

We wholly own momelotinib, subject to future milestone payments and royalties, and retain the global commercialization rights to AZD5153 and SRA737.

Since inception, we have devoted substantially all of our resources to research and development activities, including the clinical development of momelotinib, SRA737 and certain former product candidates, and to provide general and administrative support for our operations. We have never generated product revenue and have incurred significant net losses since inception. Our net losses were $20.6 million and $40.5 million for the three and six months ended June 30, 2021 and $16.5 million and $48.4 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $887.1 million, of which approximately $428.0 million pertained to the revaluation and conversion of redeemable convertible preferred stock upon our initial public offering in July 2015, $37.2 million related to changes in fair value of our Series A and Series B warrant liabilities until their reclassification to equity in the first quarter of 2020, and $12.0 million pertained to a securities issuance obligation settled during the first quarter of 2020.

The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and any variants which have resulted in increased cases and has led to the reimplementation of restrictions in many areas, impact on our clinical studies, employee or industry events, and effect on our suppliers and manufacturers, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our CROs, suppliers or third-party business partners conduct business and as a result, we continue to experience some disruptions in our operations. We may experience constrained supply of momelotinib or comparator drug required for our ongoing Phase 3 trial, or, with respect to our clinical trials, delays in enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, prioritization of hospital resources toward pandemic effort, delays in review by the FDA and comparable foreign regulatory agencies, and disruptions in our supply chain for momelotinib. Any such delays to our planned MOMENTUM timeline could also impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital earlier than we had previously planned. We may be unable to raise additional capital if and when needed, which may result in further delays or suspension of our development plans. As of the filing date of this Quarterly Report on Form 10-Q, the extent to which COVID-19 may impact our financial condition, results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See the section entitled “Risk Factors” included elsewhere in this report for further discussion of the possible impact of the COVID-19 pandemic on our business.

We have funded our operations to date primarily from the issuance and sale of our common stock and convertible voting preferred stock through public offerings (including At-The-Market (ATM) equity offerings), and our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through exercises of our preferred stock warrants in private financings. As of June 30, 2021, we had cash and cash equivalents of $90.7 million.

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

Other Expense (Income), net

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

Other Expense (Income), net

Other expense (income), net primarily consists of interest earned on our cash and cash equivalents and foreign currency exchange gains and losses related to transactions and monetary asset and liability balances denominated in currencies other than the U.S. dollar. Foreign currency exchange gains and losses may fluctuate in the future due to changes in foreign currency exchange rates.

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

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

	Three Months Ended June 30,		Change
	2021	2020	$
		(in thousands)
Operating expenses:
Research and development	$14,149	$10,189	$3,960
General and administrative	6,424	6,260	164
Total operating expenses	20,573	16,449	4,124
Loss from operations	(20,573)	(16,449)	(4,124)
Other expense, net	48	24	24
Loss before provision for (benefit from) income taxes, net	(20,621)	(16,473)	(4,148)
Provision for (benefit from) income taxes, net	9	(11)	20
Net loss	$(20,630)	$(16,462)	$(4,168)

Research and Development

Research and development expenses increased $4.0 million, from $10.2 million for the three months ended June 30, 2020 to $14.1 million for the three months ended June 30, 2021. The increase was due to costs for momelotinib including a $1.3 million increase in clinical trial and development costs and a $0.7 million increase in third-party manufacturing costs. Also attributing to the increase was a $2.0 million increase in personnel-related and allocated overhead costs of which $0.8 million pertained to an increase in non-cash stock-based compensation.

General and Administrative

General and administrative expenses increased $0.2 million, from $6.3 million for the three months ended June 30, 2020 to $6.4 million for the three months ended June 30, 2021. The increase was due to a $0.4 million increase in professional fees, primarily relating to pre-commercial costs for momelotinib, which was offset by a decrease of $0.2 million in personnel-related and allocated overhead costs.

Other Expense, net

Other expense, net increased from $24,000 of other expense, net for the three months ended June 30, 2020 to $48,000 other expense, net for the three months ended June 30, 2021.

Provision for (benefit from) Income Taxes, net

The provision for (benefit from) income taxes, net for the three months ended June 30, 2021 and 2020 represented foreign taxes.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

	Six Months Ended June 30,		Change
	2021	2020	$
		(in thousands)
Operating expenses:
Research and development	$28,102	$21,780	$6,322
General and administrative	12,289	10,804	1,485
Total operating expenses	40,391	32,584	7,807
Loss from operations	(40,391)	(32,584)	(7,807)
Other expense (income), net
Changes in fair value of warrant liabilities	—	16,240	(16,240)
Other expense (income), net	77	(517)	594
Total other expense (income), net	77	15,723	(15,646)
Loss before provision for income taxes, net	(40,468)	(48,307)	7,839
Provision for income taxes, net	77	67	10
Net loss	$(40,545)	$(48,374)	$7,829

Research and Development

Research and development expenses increased $6.3 million, from $21.8 million for the six months ended June 30, 2020, to $28.1 million for the six months ended June 30, 2021. The increase was due to costs for momelotinib including a $3.0 million increase in clinical trial and development costs and a $1.4 million increase in third-party manufacturing costs. Also attributing to the increase was a $3.7 million increase in personnel-related and allocated overhead costs of which $2.0 million pertained to an increase in non-cash stock-based compensation. These increases were partially offset by a $1.5 million non-cash charge incurred in 2020 to recognize the change in fair value of an obligation to issue securities to Gilead until the issuance of the securities in January 2020, and a $0.3 million decrease in clinical trial, third-party manufacturing, research and preclinical costs for SRA737.

General and Administrative

General and administrative expenses increased $1.5 million, from $10.8 million for the six months ended June 30, 2020 to $12.3 million for the six months ended June 30, 2021. The increase was due to a $1.0 million increase in personnel-related and allocated overhead costs and an increase of $0.5 million in professional fees primarily relating to pre-commercial costs for momelotinib.

Changes in Fair Value of Warrant Liabilities

The changes in the fair value of our warrant liabilities for the six months ended June 30, 2020, were directly attributable to the change in the fair value of the underlying stock and discount for lack of marketability.

Other Expense (Income), net

Other expense (income), net increased from other income, net of $0.5 million for the six months ended June 30, 2020 to other expense, net of $0.1 million for the six months ended June 30, 2021. The increase was primarily attributable to a decrease in interest income due to lower interest rates for the six months ended June 30, 2021.

Provision for Income Taxes, net

The provision for income taxes of $0.1 million for the six months ended June 30, 2021 and 2020 represented foreign taxes.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have never generated product revenue and have incurred significant net losses. We have funded our operations to date primarily from the issuance and sale of our common stock and convertible voting preferred stock and accompanying warrants through public offerings (including ATM equity offerings), our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through exercises of our preferred stock warrants issued in private financings. Our net losses for the three and six months ended June 30, 2021 were $20.6 million and $40.5 million and for the three and six months ended June 30, 2020 were $16.5 million and $48.4 million, respectively. As of June 30, 2021, we had an accumulated deficit of $887.1 million, of which approximately $428.0 million pertained to the revaluation and conversion of redeemable convertible preferred stock upon our initial public offering in July 2015, $37.2 million related to changes in fair value of our Series A and Series B warrant liabilities until their reclassification to equity, and $12.0 million pertained to a securities issuance obligation settled in the first quarter of 2020. Our principal sources of liquidity as of June 30, 2021 were cash and cash equivalents of $90.7 million. Given our projected operating requirements and our existing cash and cash equivalents, we are projecting insufficient liquidity to fund our operations for the next twelve months beyond the date of the issuance of these condensed consolidated financial statements included in this this Quarterly Report on Form 10-Q, which raises substantial doubt about our ability to continue as a going concern.

In August 2020, we filed a prospectus supplement, pursuant to which we issued and sold $20.0 million of our common stock from time to time in ATM offerings. In February and May 2021, we filed prospectus supplements pursuant to which we can issue and sell an aggregate of up to an additional $30.0 million and $50.0 million of our common stock, respectively, from time to time in ATM offerings. During the second half of 2020, we sold 732,752 shares under the ATM program for proceeds of $8.9 million, net of commissions and offering expenses. During the six months ended June 30, 2021, we sold 1,149,820 shares under the ATM program for proceeds of $19.6 million, net of commissions and offering expenses. In July 2021, we sold 200,000 shares of our common stock under the ATM program for proceeds of $3.9 million, net of commissions.

We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest to further develop our product candidates, potentially including combination studies as the field of myelofibrosis evolves;
•	hire additional clinical, regulatory, scientific, drug development and management personnel, as well as personnel to support any future commercialization efforts;
•	invest in scaling our manufacturing capacity to support development and our global commercialization strategy;
•	seek regulatory and marketing approvals for any product candidates that we may develop;
•	achieve regulatory milestones that trigger payments due under our Asset Purchase Agreement with Gilead;
•	make an upfront payment of $8.0 million and achieve certain milestones that trigger payments due under our license agreement with AstraZeneca;
•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;
•	acquire or in-license additional product candidates and technologies;
•	develop additional product candidates;
•	defend against potential lawsuits or other legal issues;
•	maintain, expand and protect our intellectual property portfolio; and
•	add operational, financial and management information systems and personnel to continue to operate as a public company.

To fund our operating plans, we will need to raise additional capital. Our existing cash and cash equivalents will not be sufficient for us to complete development of our product candidates and prepare for commercializing momelotinib. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. In addition, the outstanding Series B warrants, if fully exercised, would provide approximately $33.3 million in proceeds to us. We cannot assure you that the outstanding Series B warrants will be exercised, or that we will ever be profitable or generate positive cash flow from operating activities. However, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts, including any potential impacts of the COVID-19 pandemic on our clinical development efforts, costs related to momelotinib commercialization efforts, costs related to potentially develop momelotinib in combination studies or costs to develop additional product candidates.

We plan to continue to fund our operating plans through equity financings. We also evaluate opportunities for other strategic transactions, such as collaborations, strategic partnerships and alliances or licensing arrangements from time to time. To the extent that we raise additional capital through future equity financings, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. If we raise additional funds through strategic partnerships and alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or momelotinib or grant licenses on terms unfavorable to us. There can be no assurance that such additional financing, if available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, we would need to reevaluate our future operating plans. We are exploring options to support potential future continued development of SRA737. There can be no assurance that we will successfully obtain the funding or support necessary to advance SRA737 or obtain such funding or support on commercially reasonable terms.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(33,966)	$(24,225)
Cash used in investing activities	(40)	(12)
Cash provided by financing activities	20,693	—
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(52)	(58)
Net decrease in cash, cash equivalents and restricted cash	$(13,365)	$(24,295)

Cash Flows from Operating Activities

For the six months ended June 30, 2021, cash used in operating activities of $34.0 million was primarily attributable to a net loss of $40.5 million, partially offset by $6.3 million in non-cash charges, which consisted primarily of $6.2 million of non-cash stock-based compensation, and a $0.3 million change in net operating assets and liabilities.

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

Cash Flows from Investing Activities

For the six months ended June 30, 2021 and 2020, cash used in investing activities was attributable to the purchase of property and equipment.

Cash Flows from Financing Activities

For the six months ended June 30, 2021, cash provided by financing activities of $20.7 million consisted of $19.6 million of net proceeds from the sale of 1,149,820 shares under the ATM program, $0.7 million from the exercise of warrants to purchase common stock and $0.4 million from the exercise of options to purchase common stock.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $90.7 million as of June 30, 2021, which consisted primarily of bank deposits and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. While the instruments in our portfolio are of short-term nature and a sudden change in market interest rates would not be expected to have a material impact, a zero-rate environment for an extended period of time could adversely affect our results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

Foreign Currency Risk

Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A substantial majority of our expenses are denominated in U.S. Dollars, with the remainder in Canadian Dollars, Swiss Franc, Australian Dollars and British Pounds. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have a material impact on our operating loss.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factors

The below summary of risk factors provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed discussion of risks set forth following this section under the heading "Risk Factors," as well as elsewhere in this Quarterly Report on Form 10-Q. Additional risks, beyond those summarized below or discussed elsewhere in this Quarterly Report on Form 10-Q, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:

•

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses for the foreseeable future. In addition, we may be unable to continue as a going concern.

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

•	Our business, results of operations and financial condition have been adversely affected and may be materially adversely affected by the COVID-19 pandemic.
•	Our ability to continue as a going concern will require us to obtain additional capital to complete the development and commercialization of momelotinib and any future product candidates.
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

Risks Related to Our Business and Industry

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses for the foreseeable future. In addition, we may be unable to continue as a going concern.

We are a clinical stage hematology and oncology company with a limited operating history. Since inception, we have incurred significant operating losses. Our net losses were $40.5 million and $80.9 million for the six months ended June 30, 2021 and the year ended December 31, 2020 respectively. As of June 30, 2021, we had an accumulated deficit of $887.1 million. In connection with the preparation of this Quarterly Report on Form 10-Q for the six months ended June 30, 2021, we are projecting insufficient liquidity to fund our operations for the next twelve months beyond the date of the issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which raises substantial doubt about our ability to continue as a going concern. Investment in hematology and oncology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. For example, in June 2016, we decided to suspend the development of our former lead product candidate PNT2258 after an interim analysis of data from a Phase 2 clinical trial of PNT2258 indicated only modest efficacy. We have also decided to suspend the continued development of SRA141, which was licensed to Carna Biosciences in June 2020, to focus our resources on the development of momelotinib and potentially SRA737. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue the development of momelotinib, fund research and preclinical studies and clinical trials, seek to identify additional product candidates, in-license additional products or technologies, seek regulatory approval, prepare for potential commercialization which will require a significant investment in areas related to contract manufacturing and inventory buildup and continue to operate as a public company.

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

Our business and future success depends on our ability to successfully develop, obtain regulatory approval for and commercialize momelotinib, a potent, selective and orally bioavailable JAK1, JAK2 and ACVR1 / activin receptor-like kinase-2 (ALK2) inhibitor. Momelotinib has been investigated in two completed Phase 3 trials for the treatment of myelofibrosis, and we launched our MOMENTUM Phase 3 clinical trial for momelotinib in the fourth quarter of 2019 after receiving regulatory feedback concerning the design of the trial.

While momelotinib is a late-stage product candidate for which previous Phase 3 clinical trial data suggest the potential to provide promising safety and efficacy in patients who are JAK inhibitor-naïve and in patients who have previously received a JAK inhibitor such as ruxolitinib, it may require additional clinical testing before we can seek regulatory approval and begin commercialization, if at all. While the FDA has provided regulatory clarity concerning the design of MOMENTUM, our Phase 3 clinical trial for momelotinib, there is no guarantee that we will obtain regulatory approval and be able to begin commercialization. Before we can generate any revenue from sales of momelotinib, we must complete additional development activities, including the submission of marketing applications such as New Drug Applications (NDAs) or foreign equivalents, for regulatory review and approval in at least one jurisdiction, make substantial investments, obtain access to sufficient commercial manufacturing capacity and engage in significant marketing and commercial access efforts.

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

•	the regulations or policies of the FDA or foreign regulatory authorities may change in a manner rendering our clinical data insufficient for approval;
•	political factors surrounding the approval process, such as government shutdowns, political instability or global pandemics such as the outbreak of the novel strain of coronavirus, COVID-19; or
•	we may be unable to complete our MOMENTUM Phase 3 clinical trial due to the COVID-19 pandemic.

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

The outcome of preclinical testing and early clinical trials may not be predictive of the success of later preclinical testing and clinical trials, and interim results of a clinical trial do not necessarily predict final results. Many companies in the biotechnology industry have suffered significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and there is a high failure rate for product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. For example, in June 2016, we announced that we decided to suspend the development of our former lead product candidate PNT2258 after an interim analysis of data from a Phase 2 clinical trial of PNT2258 indicated only modest efficacy. We cannot guarantee that we will be successful in obtaining the required efficacy and safety profile for momelotinib, or any future product candidate. A failure of one or more preclinical studies or clinical trials can occur at any stage of testing.

We previously acquired from Gilead momelotinib, a potent, selective and orally bioavailable JAK1, JAK2 and ACVR1/ALK2 inhibitor. Momelotinib has been investigated in two completed Phase 3 trials for the treatment of myelofibrosis, SIMPLIFY-1 and SIMPLIFY-2. Based on the results of the prespecified analyses, neither trial was considered sufficiently compelling to justify the submission of an application for regulatory approval. Although SIMPLIFY-1 met its primary efficacy endpoint of non-inferior spleen volume reduction, it did not meet its key secondary efficacy endpoint of non-inferior reduction in total symptom score; and although SIMPLIFY-2 did not meet its primary efficacy endpoint of superior reduction in spleen volume, it did meet its key secondary efficacy endpoint of superior reduction in total symptom score. In both SIMPLIFY studies, additional secondary endpoints related to transfusion independence rate, transfusion dependence rate, and rate of red blood cell transfusions all favored momelotinib over control and supported the potential for momelotinib to provide meaningful anemia benefits. Based on post hoc analyses of the data for these trials that we subsequently conducted, we believe the trials showed promising substantive spleen and constitutional symptom control. In addition, we believe momelotinib has the potential to provide a differentiated therapeutic profile encompassing anemia-related benefits. As such, we have determined that there is substantial clinical justification for further development of momelotinib. However, while we believe the safety and efficacy profile of momelotinib in patients with myelofibrosis appears promising based on the prior Phase 3 trial results, the MOMENTUM Phase 3 trial we commenced in those patients may not be successful. This could occur for a variety of reasons related to efficacy or safety outcomes observed in the trial or to issues related to study conduct or study feasibility, including, but not limited to the following:

•	delays in execution of the study in certain countries due to momelotinib and/or controlled substance danazol manufacturing, labeling, shipping and distribution logistical challenges;
•	issues with data retention due to lack of adherence to privacy and data protection legislation;
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

•	negative or inconclusive results of preclinical studies or clinical trials;
•	decision by us to conduct additional preclinical studies or clinical trials or abandon product development programs;
•	a higher number of patients being required for clinical trials or higher than expected drop out rates;
•	clinical sites electing to terminate their participation in one of our clinical trials, which would likely have a detrimental effect on subject enrollment;
•

delays or difficulties with respect to our clinical trials as a result of the COVID-19 pandemic, such as delays or difficulties in the distribution of clinical trial materials, study monitoring and data analysis;

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

The extent to which COVID-19 impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the emergence of new variants and increased cases which has led to the reimplementation of restrictions in many areas and the actions to contain the virus or treat its impact.

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

Further, infections and deaths related to COVID-19 are disrupting certain healthcare and healthcare regulatory systems globally. Such disruptions could divert healthcare resources away from, or materially delay review by, the FDA and comparable foreign regulatory agencies. As a result of the FDA’s updated industry guidance for conducting clinical trials issued on March 18, 2020, we may be required to make certain adjustments to our clinical trials, which could delay the submission of our NDA and regulatory approval and increase our costs. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trial or delay in regulatory review resulting from such disruptions could materially adversely affect the development and study of momelotinib. COVID-19 may also impact the resources and the availability of FDA to provide feedback and regulatory review or to conduct pre-approval inspections on a timely basis, which will delay our regulatory approval and increase our costs.

In response to the COVID-19 pandemic, many of our employees continue their work outside of our office. In the event of a shelter-in-place order or other mandated local travel restrictions, third parties conducting clinical or manufacturing activities may not be able to access laboratory or manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.

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

If we encounter difficulties enrolling patients in future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

Although we have completed enrollment for our Phase 3 MOMENTUM clinical trial, we may experience difficulties in patient enrollment in any future clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including, but not limited to:

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

Our future clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as momelotinib. This competition reduces the number and types of patients and qualified clinical investigators available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors or clinical trial sites may not allow us to conduct our clinical trial at such site if competing trials are already being conducted there. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. We may also encounter difficulties finding a clinical trial site at which to conduct our trials. Moreover,  potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, radiation and other approved therapies, rather than enroll patients in any one of our clinical trials. Global pandemics, such as COVID-19, have negatively affected site initiation, as well as recruitment and retention, at sites in regions or cities whose health care system have become overwhelmed due to the pandemic. For example, as a result of COVID-19, several of our clinical trial sites have paused enrollment or are not prioritizing clinical trial activities or allowing enrollment, and of those sites still conducting clinical trial activities, the availability for patients to visit sites and have screening conducted may be limited. We may also experience delays or pauses in the delivery of required site activity equipment.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our planned clinical trials, which could prevent completion of these clinical trials and adversely affect our ability to advance the development of momelotinib or any future product candidates we may develop.

Our ability to continue as a going concern will require us to obtain capital to complete the development and commercialization of momelotinib and any future product candidates.

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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. In November 2019 we conducted a public equity offering where we raised net proceeds of approximately $97.7 million in a substantially dilutive transaction to our pre-existing investors. In August 2020, we filed a prospectus supplement pursuant to which we issued and sold $20.0 million of our common stock. In February 2021, we filed a prospectus supplement pursuant to which we can issue and sell an aggregate of up to $30.0 million of our common stock from time to time in ATM offerings. In addition, on May 7, 2021, we filed a prospectus supplement, pursuant to which we can issue and sell an aggregate of up to an additional $50.0 million of our common stock from time to time in the ATM offerings. As of June 30, 2021, we sold 1,882,572 shares under the ATM program (including the amounts sold under the prospectus supplement filed in August 2020) for net proceeds of $28.5 million, net of commissions and offering expenses. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be further diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or momelotinib or grant licenses on terms unfavorable to us.

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

For example, in August 2021, we entered into a license agreement with AstraZeneca for an exclusive global license for AZD5153 and related compounds. Such license agreement imposes specified diligence, milestone payment, royalty, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the license. AstraZeneca has the right to terminate a license if we materially breach the agreement and fail to cure such breach within a specified period, in the event of certain patent challenges or in the event we undergo certain bankruptcy events. In spite of our best efforts, our current or any future licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements. If our license agreements are terminated, we may lose our rights to develop and commercialize product candidates and technology, lose patent protection, experience significant delays in the development and commercialization of our product candidates and technology, and incur liability for damages. If these in-licenses are terminated, or if the underlying intellectual property fails to provide the intended exclusivity, our competitors or other third parties could have the freedom to seek regulatory approval of, and to market, products and technologies identical or competitive to ours and we may be required to cease our development and commercialization of certain of our product candidates and technology. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties, including our competitors, to receive licenses to a portion of the intellectual property that is subject to our existing licenses and to compete with any product candidates we may develop and our technology. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects. Disputes may arise between us and our licensors regarding intellectual property rights subject to a license agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	whether and the extent to which our technology and processes infringe on intellectual property rights of the licensor that are not subject to the license agreement;
•	our right to sublicense intellectual property rights to third parties under collaborative development relationships;
•

our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of the licensed product, and what activities satisfy those diligence obligations; and

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

We are generally also subject to all of the same risks with respect to protection of intellectual property that we license as we are for intellectual property that we own. If we or our licensor fail to adequately protect this intellectual property, our ability to develop, manufacture or commercialize products could suffer.

If disputes over intellectual property rights that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, our business, results of operations, financial condition, and prospects may be adversely affected.

In June 2020, we licensed SRA141 back to Carna Biosciences, the original licensor. We may be entitled to certain profit share on royalty and non-royalty income and royalties on product sales. If Carna Biosciences or its collaborators fail to successfully develop and commercialize SRA141, we will receive limited to no value from this transaction. In September 2016, we entered into an exclusive license agreement with CRT Pioneer Fund LP (CPF) for worldwide rights, know-how and materials to develop SRA737, a small molecule inhibitor targeting Chk1, a promising therapeutic target to treat cancer. If we fail to meet our diligence and other obligations under the license agreement, we could lose our rights to this technology. These licensing agreements or any future strategic transactions and relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, disrupt our management and business, forego potential future economic value or result in the loss of strategic value. These transactions and relationships also may result in a delay in the development of momelotinib or any future product candidates if we become dependent upon the other party and such other party does not prioritize the development of such product candidates relative to its other development activities.

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

We evaluate additional businesses or product candidates from third parties that we believe will complement or augment our existing momelotinib program. For example, in August 2018, we entered into an Asset Purchase Agreement with Gilead whereby we acquired worldwide rights to the pharmaceutical product momelotinib, an investigational orally bioavailable JAK1, JAK2 and ACVR1/ALK2 inhibitor together with all related intellectual property rights and certain other related assets. Even if the assets we acquire have promising markets or technologies, we may not be able to realize the benefit of acquiring such assets if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new product candidates resulting from an acquisition, including momelotinib, which may delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies or benefits from the asset to justify the transaction. The risks we face in connection with strategic transactions, including our acquisition of momelotinib, include, but are not limited to:

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

If our clinical data demonstrates that momelotinib has an unfavorable safety profile and is unlikely to receive regulatory approval or be successfully commercialized, we may voluntarily suspend or terminate future development of momelotinib.

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

Our ability to compete in the highly competitive oncology industry depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We have in the past and may in the future continue to experience changes in our executive management team resulting from the departure of executives or subsequent hiring of new executives, which may be disruptive to our business. Any changes in business strategies can create uncertainty, may negatively impact our ability to execute our business strategy and advance development, and may ultimately be unsuccessful. The impact of hiring new executives may not be immediately realized. We are substantially dependent on the continued service of our existing management, scientific and medical personnel, including Dr. Stephen Dilly, our President and Chief Executive Officer, Dr. Barbara Klencke, our Chief Medical Officer, and Dr. Mark Kowalski, our Chief of Research and Early Development, because of their familiarity with momelotinib and our development efforts. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, including due to illness resulting from COVID-19, and our inability to find suitable replacements, could result in delays in product development and harm our business.

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

We have substantial preparations remaining to be ready for potential future commercialization, and currently have limited commercialization expertise, including no sales, marketing or distribution capabilities and no experience in marketing products. Advancing momelotinib through Phase 3 development and closer to potential approval will require us to begin commercialization preparation activities and incur related expenses before we obtain final trial results and know whether MOMENTUM will support regulatory approval. These activities will include, among other things, the development of an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other companies to recruit, hire, train and retain qualified marketing and sales personnel. If we are unable to adequately prepare the market for the potential future commercialization of a product, we may not be able to generate product revenue once marketing authorization is obtained.

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

Our internal information technology systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches and other security incidents.

Despite our efforts to implement effective administrative, technical, and physical security measures and controls, our internal information technology systems and those of our CROs and other contractors and consultants may become vulnerable to damage and other impacts from security breaches and other incidents and/or unauthorized access, use, and disclosure of protected health information (PHI) and other data. The prevalent use of mobile devices also increases the risk of data security breaches and incidents resulting from lost or stolen devices or compromised security controls. In the ordinary course of our business, we and our CROs and other contractors and consultants collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information, health information, financial information, and other confidential information. It is critical that we and our CROs and other contractors and consultants do so in a secure manner in order to ensure the confidentiality, integrity, and availability of such sensitive information. We and certain of our CROs and other contractors and consultants have in the past experienced, and may in the future experience, a security breach or other security incident. When we have experienced security breaches in the past, we took action designed to prevent additional unauthorized access, put further security controls in place where appropriate and worked with outside counsel for any necessary reporting requirements. Any material system failure or security breach or incident could cause interruptions in our operations and could result in a material disruption of our development programs and our business operations. For example, the loss of data from completed or future preclinical studies or clinical trials could result in significant delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on other third parties for the manufacture of momelotinib and to conduct studies and trials, and similar events relating to their information technology systems could also have a material adverse effect on our business. To the extent that any disruption or security breach or incident were to result in a loss of, or damage to, our data or applications, or inappropriate access to, or use, acquisition, or disclosure of confidential or proprietary information, including personal and sensitive information, we could incur liability and the further development and commercialization of momelotinib could be significantly delayed.

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

Any actual or alleged violation of the GDPR could result in regulatory investigations and other proceedings, reputational damage, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. Additionally, following the United Kingdom’s exit from the European Union, the UK is a “third country” under the GDPR. In particular, from and after January 2021, we face exposure in the European Economic Area and the United Kingdom under two parallel regimes, each with the power to impose fines up to the greater of either 4% of total global annual revenue, or €20 million (for the EU) or £17.5 million (for the United Kingdom). We may incur liabilities, expenses, costs, and other operational losses under the GDPR, and applicable laws and regulations relating to privacy and data protection of EU member states and the United Kingdom, in connection with any measures we take to comply with them.

In July 2020, the Court of Justice of the EU (CJEU) invalidated the EU-U.S. Privacy Shield as a mechanism for managing personal data transfers between the EU and the U.S. and onward to other countries. Additionally, in September 2020, the Federal Data Protection and Information Commissioner of Switzerland opined that the Swiss-U.S. Privacy Shield did not provide an adequate level of protection for data transfers from Switzerland to the U.S. pursuant to Swiss data protection law. While the CJEU upheld the adequacy of EU-specified standard contractual clauses (SCCs), a form of contract approved by the European Commission as an adequate data transfer mechanism, the CJEU made clear that reliance on them alone may not necessarily be sufficient in all circumstances and that their use must be assessed on a case-by-case basis taking into account the surveillance laws and right of individuals in the U.S and other onward countries.  Data protection authorities may require measures to be put in place in addition to the SCCs for transfers to countries outside of the European Economic Area (EEA), as well as Switzerland and the United Kingdom.

We are currently certified under the EU-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield with respect to our transfer of certain personal data from the EEA to the U.S. We are, however, in the process of updating the mechanisms we currently use to transfer personal data from the EEA and the United Kingdom to the U.S., and any additional mechanisms that may be required to maintain adequate safeguards for personal data transfer, including in light of new SCCs issued by the European Commission on June 4, 2021. As a result, we may be unsuccessful in maintaining appropriate compliance mechanisms for our transfer and receipt of personal data from the EEA or the United Kingdom and to the U.S. and may be at risk of experiencing reluctance or refusal of European or multi-national partners, clinical trial sites or other third parties with whom we do business and incurring potential regulatory penalties, which may have an adverse effect on our reputation and business.

As developments continue with respect to personal data transfers, we could suffer additional costs, complaints, or regulatory fines, investigations, or other proceedings, and if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf.

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

The CCPA gives California residents new rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. Additionally, the CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Further, in November 2020, California voters passed the California Privacy Rights Act (CPRA). The CPRA, which is expected to take effect on January 1, 2023 and to create obligations with respect to certain data relating to consumers as of January 1, 2022, significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creates a new entity, the California Privacy Protection Agency, to implement and enforce the law. The CCPA and CPRA present many unresolved compliance complexities. The CCPA and CPRA may increase our compliance costs and potential liability. In addition to the CCPA, numerous other states’ legislatures are considering similar laws that will require ongoing compliance efforts and investment. For example, in March 2021, Virginia enacted a Consumer Data Protection Act that will go into effect on January 1, 2023 and in June 2021, Colorado enacted a Colorado Privacy Act that will go into effect on July 1, 2023, both of which share similarities with the CCPA, CPRA, and legislation proposed in other states.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, in 2020, under the Trump administration, HHS and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, importation of prescription drugs from Canada and other countries, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of these new rules. In January 2021, the Biden administration issued a “regulatory freeze” memorandum that directs department and agency heads to review new or pending rules of the prior administration. It is unclear whether these new regulations will be withdrawn or when they will become fully effective under the current administration. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of approved products, which could have a material impact on our business. The impact of these lawsuits as well as legislative, executive, and administrative actions of the current administration on us and the pharmaceutical industry as a whole is unclear.

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

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, methods used to manufacture momelotinib and methods for treating patients using momelotinib, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others.

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

There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover momelotinib, methods for treating patients using momelotinib or our technologies for manufacturing momelotinib or to provide meaningful protection from our competitors. Moreover, the patent position of oncology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and momelotinib are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

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

We are also subject both in the United States and outside the United States to various regulatory schemes regarding requests for the information we provide to regulatory authorities, which may include, in whole or in part, trade secrets or confidential commercial information. While we are likely to be notified in advance of any disclosure of such information and would likely object to such disclosure, there can be no assurance our challenge to the request would be successful.

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

If we do not obtain patent term extension and data exclusivity for any therapeutic candidate or product we may develop, our business may be materially harmed.

Depending upon the timing, duration, and specifics of any FDA marketing approval of any therapeutic candidate or product we may develop, one or more of our patents for momelotinib or our or in-licensed U.S. patents for our technologies may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act). The Hatch-Waxman Act permits a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar extensions as compensation for patent term lost during regulatory review processes are also available in certain foreign countries and territories, such as in Europe under a Supplementary Patent Certificate. However, we may not be granted an extension in the United States and/or foreign countries and territories because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to list eligible patents in the OrangeBook with the FDA within applicable deadlines, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and growth prospects could be materially harmed.

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

We and our licensors or future licensors and licensees have limited intellectual property rights outside the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be materially and adversely affected.

Our trademarks or trade names may be challenged, infringed, circumvented, or declared generic or determined to be infringing on other marks. Any trademark litigation could be expensive. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be materially and adversely affected.

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

We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. For example, in November 2019, we conducted a public equity offering where we raised net proceeds of approximately $97.7 million in a substantially dilutive transaction to our pre-existing investors. In August 2020, we filed a prospectus supplement pursuant to which we issued and sold $20.0 million of our common stock in ATM offerings. In February 2021, we filed a prospectus supplement pursuant to which we can issue and sell an aggregate of up to an additional $30.0 million of our common stock from time to time in ATM offerings. In addition, on May 7, 2021, we filed a prospectus supplement, pursuant to which we can issue and sell an aggregate of up to an additional $50.0 million of our common stock from time to time in the ATM offerings. As of June 30, 2021, we sold 1,882,572 shares under the ATM program (including the amounts sold under the prospectus supplement filed in August 2020) for net proceeds of $28.5 million, net of commissions and offering expenses. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock, and, accordingly, the trading price of our common stock may significantly decrease. In addition, our issuance of additional shares of common stock, including upon exercise of our outstanding warrants, will dilute the ownership interests of our existing common stockholders.

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

As of June 30, 2021, our executive officers, directors and 5% stockholders collectively beneficially owned a majority of our outstanding voting shares. Four of our current directors are each affiliates of certain 5% stockholders. As of June 30, 2021, these 5% stockholders collectively beneficially own 46.5% of the voting power of our company and 73.2% of the shares underlying the Series A and Series B warrants. Therefore, if such holders acted in concert, these holders may have the ability to influence us through their ownership position and through representation on our board of directors. For example, numerically, these holders may be able to determine the outcome of votes with respect to elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. They also have contractual rights under the warrants that they may exercise in a manner that adversely impacts the interest of holders of capital stock that do not hold warrants. This concentrated ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock.

General Risks

We may be unable to adequately protect our information technology systems from cyberattacks, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure.

Cyberattacks upon systems, across industries, are increasing in their frequency, persistence, and sophistication, and are being conducted by sophisticated, well-funded, and organized groups and individuals. These cyberattacks may occur on our systems or those of our CROs or other third-party providers or partners. Additionally, certain threats are designed to remain dormant or undetectable until launched against a target and we may not be able to implement adequate preventative measures. Such cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, the deployment of harmful malware, ransomware attacks, denial-of-service, and/or other means to threaten data confidentiality, integrity and availability. Those engaging in attacks may implement social engineering techniques to induce our employees or contractors to disclose passwords or other sensitive information or take other actions to gain improper access to data or systems. Further, we engage third-party service providers to store and otherwise process sensitive and personal information, including our CROs. Our CROs and other service providers and partners face substantial risks of security breaches and incidents. Security breaches and other security incidents may result from malfeasance, error or negligence of our employees, contractors, CROs or other service providers or partners. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the loss or misappropriation of confidential business information and trade secrets, unauthorized access to or other compromise of personal information or other sensitive information, and the disclosure of corporate strategic plans. We have in the past experienced, and may in the future experience, a compromise of our data or information technology systems, or one or more other events, including employee or contractor error or malfeasance, that results in unauthorized access to, or acquisition, use, or disclosure of, confidential or proprietary information about our company or sensitive information about individuals, such as employees or clinical trial participants, including PHI and other types of personal information. Although we devote resources to protect our information technology systems and continue to assess and, as necessitated, enhance our cybersecurity protection, we realize that cyberattacks and other causes of security breaches and incidents are a threat, and there can be no assurance that our efforts will prevent information security breaches or incidents we or those who maintain or process data on our behalf, including CROs and other contractors and consultants, may suffer that would result in business, legal or reputational harm to us, or would have a material adverse effect on our operating results and financial condition. We also may be required to incur significant costs in an effort to detect and prevent security breaches and other security-related incidents. Confidential information obtained by third parties in connection with past or future attacks could be used in ways that adversely affect our company or our stockholders. The majority of our workforce works remotely rather than in our offices, and we may be more susceptible to security breaches and incidents as a result. Our service providers may be more susceptible to security breaches and other security incidents while social distancing measures restrict the ability of their employees to work at offices to combat the COVID-19 pandemic. Depending on the nature of any information compromised, in the event of a data breach or other unauthorized access to our sensitive information, we may also have obligations to notify affected individuals and regulators about the incident, and we may be required or find it appropriate to provide some form of remedy, such as a subscription to credit monitoring services, pay significant fines to one or more regulators, or pay compensation in connection with a class-action settlement (including under the private right of action under the California Consumer Privacy Act of 2018 (the CCPA)). Laws and regulations relating to cybersecurity and notification and other obligations in connection with security breaches and incidents continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations and otherwise responding to any security breach or incident could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises, or is perceived to have compromised, sensitive data.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Exhibit Filing Date	Filed/Furnished Herewith

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL.

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

SIERRA ONCOLOGY, INC.

Date:	August 5, 2021	By:	/s/ Stephen G. Dilly
Stephen G. Dilly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2021	By:	/s/ Sukhi Jagpal
Sukhi Jagpal
Chief Financial Officer
(Principal Financial Officer)