Form 10-Q
period 2021-09-30
Sierra Oncology, Inc.
filed 2021-11-05
CIK 1290149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, there were 15,055,040 shares of the Registrant’s Common Stock outstanding.

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIERRA ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$97,068	$104,055
Prepaid expenses and other current assets	5,647	2,415
Total current assets	102,715	106,470
Property and equipment, net	88	52
Operating lease right-of-use assets	867	318
Other assets	557	647
TOTAL ASSETS	$104,227	$107,487
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued and other liabilities	$7,781	$7,148
Accounts payable	846	2,205
Total current liabilities	8,627	9,353
Operating lease liabilities	543	175
TOTAL LIABILITIES	9,170	9,528
Commitments and Contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2021 and December 31, 2020; nil shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 14,498,953 and 11,128,484 shares issued and outstanding as of September 30, 2021 and December 31, 2020	14	11
Additional paid-in capital	1,010,824	944,537
Accumulated deficit	(915,781)	(846,589)
TOTAL STOCKHOLDERS’ EQUITY	95,057	97,959
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$104,227	$107,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collaboration revenue	$-	$100	$-	$100
Operating expenses:
Research and development	21,618	10,432	49,720	32,212
General and administrative	6,985	4,112	19,274	14,916
Total operating expenses	28,603	14,544	68,994	47,128
Loss from operations	(28,603)	(14,444)	(68,994)	(47,028)
Other expense (income), net:
Changes in fair value of warrant liabilities	—	—	—	16,240
Other expense (income), net	(3)	22	74	(495)
Total other expense (income), net	(3)	22	74	15,745
Loss before provision for income taxes, net	(28,600)	(14,466)	(69,068)	(62,773)
Provision for income taxes, net	47	39	124	106
Net loss and comprehensive loss	(28,647)	$(14,505)	$(69,192)	$(62,879)
Net loss per common share, basic and diluted	$(2.10)	$(1.39)	$(5.50)	$(6.09)
Weighted-average shares used in computing net loss per common share, basic and diluted	13,672,633	10,441,384	12,571,096	10,331,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2020	11,128,484	$11	$944,537	$(846,589)	$97,959
Issuance of common stock from an At-The-Market equity offering, net of offering costs	1,149,820	1	19,631	—	19,632
Issuance of common stock for exercise of common stock warrants	49,995	—	660	—	660
Issuance of common stock for exercise of common stock options	21,662	—	288	—	288
Stock-based compensation	—	—	2,931	—	2,931
Net loss	—	—	—	(19,915)	(19,915)
Balance—March 31, 2021	12,349,961	12	968,047	(866,504)	101,555
Issuance of common stock for exercise of common stock options	8,556	—	113	—	113
Stock-based compensation	—	—	3,228	—	3,228
Net loss	—	—	—	(20,630)	(20,630)
Balance—June 30, 2021	12,358,517	12	971,388	(887,134)	84,266
Issuance of common stock from an At-The-Market equity offering, net of offering costs	2,107,465	2	35,730	—	35,732
Issuance of common stock for exercise of common stock warrants	11,362	—	150	—	150
Issuance of common stock for exercise of common stock options	21,609	—	276	—	276
Stock-based compensation	—	—	3,280	—	3,280
Net loss	—	—	—	(28,647)	(28,647)
Balance—September 30, 2021	14,498,953	$14	$1,010,824	$(915,781)	$95,057

	Series A Convertible Voting Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2019	103,000	$1	1,867,176	$74	$851,957	$(765,687)	$86,345
Conversion of Series A convertible voting preferred stock to common stock	(103,000)	(1)	7,803,273	8	(7)	—	—
Reclassification of warrant liabilities to equity	—	—	—	—	62,175	—	62,175
Issuance of common stock in connection with an amendment to the asset purchase agreement	—	—	725,283	1	8,781	—	8,782
Issuance of warrant in connection with an amendment to the asset purchase agreement	—	—	—	—	3,188	—	3,188
Stock-based compensation	—	—	—	—	918	—	918
Reverse stock split adjustment	—	—	—	(73)	73	—	—
Net loss	—	—	—	—	—	(31,912)	(31,912)
Balance—March 31, 2020	—	—	10,395,732	10	927,085	(797,599)	129,496
Stock-based compensation	—	—	—	—	3,617	—	3,617
Net loss	—	—	—	—	—	(16,462)	(16,462)
Balance—June 30, 2020	—	—	10,395,732	10	930,702	(814,061)	116,651
Stock-based compensation			—	—	2,074	—	2,074
Issuance of common stock from an At-The-Market equity offering, net of offering costs	—	—	100,000	—	1,140	—	1,140
Net loss			—	—	—	(14,505)	(14,505)
Balance—September 30, 2020	—	$—	10,495,732	$10	$933,916	$(828,566)	$105,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,192)	$(62,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	9,439	6,609
Depreciation and amortization	213	191
Changes in fair value of warrant liabilities	—	16,240
Securities issuance obligation	—	1,485
Asset impairment	—	106
Other	78	108
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,263)	(586)
Accounts payable	(1,358)	531
Accrued, other and operating lease liabilities	369	(1,624)
Deferred revenue	—	200
Net cash used in operating activities	(63,714)	(39,619)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(40)	(12)
Net cash used in investing activities	(40)	(12)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock from At-The-Market equity offering, net of offering costs	55,364	1,140
Proceeds from exercise of common stock warrants	810	—
Proceeds from exercise of common stock options	677	—
Net cash provided by financing activities	56,851	1,140
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(84)	(23)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(6,987)	(38,514)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	104,355	147,828
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$97,368	$109,314
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$51	$17
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use asset obtained in exchange for operating lease obligation	$730	$—
Unpaid deferred financing costs in accrued and other liabilities	$7	$94
Issuance of common stock and common stock warrant in connection with an amendment to the asset purchase agreement	$—	$11,970
Reclassification of warrant liabilities to equity	$—	$62,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Organization

Description of Business

Sierra Oncology, Inc. (together with its subsidiaries, collectively referred to as the “Company”), a Delaware corporation, is a late-stage biopharmaceutical company focused on the Phase 3 execution, registration and potential commercialization of momelotinib, a novel drug that may address serious unmet needs in myelofibrosis. Momelotinib is a selective and orally bioavailable JAK1 (Janus kinase 1), JAK2 (Janus kinase 2) and ACVR1 (Activin A receptor type 1) / activin receptor-like kinase-2 (ALK2) inhibitor with a differentiated mechanism of action that enables it to potentially address all three key drivers of myelofibrosis: anemia of inflammation, constitutional symptoms and enlarged spleen. More than 1,200 subjects have received momelotinib since clinical studies began in 2009, including more than 800 patients treated for myelofibrosis. Several of these patients remain on treatment for more than 11 years.

In August 2021, the Company acquired an exclusive global license from AstraZeneca AB (AstraZeneca) for SRA515 (formerly AZD5153), a potent and selective bromodomain-containing protein 4 (BRD4) bromodomain and extraterminal (BET) inhibitor with a novel bivalent binding mode (See Note 7).

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

As of September 30, 2021, the Company had $97.1 million of cash and cash equivalents. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to fund its operations through the next twelve months beyond the date of the issuance of these condensed consolidated financial statements. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

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
2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and notes required for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 11, 2021. There were no significant changes to the accounting policies during the nine months ended September 30, 2021 from the significant accounting policies described in Note 2 to the consolidated financial statements in the 2020 Form 10-K. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

These unaudited condensed consolidated financial statements and related disclosure have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The condensed consolidated results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date.

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

The following shares of common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	September 30, 2021	September 30, 2020
Series A warrants for common stock	7,790,879	7,802,241
Series B warrants for common stock	2,524,732	2,574,727
Options to purchase common stock	4,880,267	4,246,167
Warrants for common stock	727,122	727,122
Total potential dilutive shares	15,923,000	15,350,257

Also excluded from the calculation of diluted net loss per share are 570,629 shares of common stock issued by the Company subsequent to September 30, 2021 under its At-The Market (ATM) program (see Note 8).

4.	Fair Value Measurements

The Company measures and reports its cash equivalents and restricted cash at fair value. The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$94,589	$—	$—	$94,589
Restricted money market funds	300	—	—	300
Total financial assets	$94,889	$—	$—	$94,889

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$101,919	$—	$—	$101,919
Restricted money market funds	300	—	—	300
Total financial assets	$102,219	$—	$—	$102,219

Money market funds and restricted money market funds are measured at fair value on a recurring basis using quoted prices and are classified as a Level 1 input. The Company’s cash and cash equivalents, restricted cash, other current assets, accounts payable and accrued and other liabilities approximate their fair values due to their short duration.

There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2021.

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

At January 22, 2020, Series A warrants and Series B warrants were no longer considered to be derivative instruments. The Company remeasured the fair value of the warrant liabilities at the time of reclassification to equity using the following assumptions:

	Series A Warrant	Series B Warrant
Expected term (in years)	5.0	2.1
Expected volatility	43%	88%
Risk-free interest rate	1.57%	1.53%
Expected dividend yield	—%	—%

The Company recorded a $16.2 million non-cash expense relating to the changes in fair value of warrant liabilities in other expense (income), net in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2020.

On September 8, 2021, the Company amended certain terms of Series A warrants and Series B warrants (see Note 8). The amendments did not result in changes to the fair value of these warrants.

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

The Company recognized a $1.5 million non-cash research and development expense during the nine months ended September 30, 2020, representing changes in fair value of the securities issuance obligation since December 31, 2019, in the condensed consolidated statement of operations.

5.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Cash	$2,479	$2,136
Cash equivalents:
Money market accounts	94,589	101,919
Total cash and cash equivalents	$97,068	$104,055

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows.

	September 30, 2021	September 30, 2020
	(in thousands)
Cash and cash equivalents	$97,068	$109,014
Restricted cash included in other assets	300	300
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$97,368	$109,314

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Prepaid research and development project costs	$2,341	$321
Prepaid insurance	1,517	991
Prepaid software and subscription fees	695	376
Other receivables	360	311
Other	734	416
Total prepaid expenses and other current assets	$5,647	$2,415

Property and Equipment, net

Property and equipment, net consists of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Software	$389	$361
Leasehold improvements	35	—
Computer equipment	5	—
Property and equipment, gross	429	361
Less: accumulated depreciation	(341)	(309)
Total property and equipment, net	$88	$52

Depreciation related to the Company’s property and equipment was $11,000 and $32,000 for the three and nine months ended September 30, 2021, respectively and $34,000 and $0.1 million for the three and nine months ended September 30, 2020, respectively.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Accrued employee related costs	$3,804	$4,359
Accrued research and development costs	2,213	1,715
Accrued professional fees	1,252	774
Operating lease liabilities	408	207
Other	104	93
Total accrued and other liabilities	$7,781	$7,148

6.	Leases

In December 2020, the Company entered into a 48-month operating lease agreement to lease office space in San Mateo, California. The lease commenced on April 30, 2021 and expires on April 30, 2025.

The Company also has an operating lease agreement to lease office space in Vancouver, Canada that expires on February 28, 2023. In December 2020, the Company entered into an agreement to sublet the entire office premises to a third party until February 27, 2023. Pursuant to the sublease agreement, the subtenant will pay base rent of $0.2 million per annum to the Company and all operating costs related to the office space.

The components of lease expense, which are recorded in general and administrative expense, and related cash flows for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Operating lease cost	$91	$51	$209	$152
Short-term lease cost	7	7	20	36
	98	58	229	188
Operating cash flows used for operating leases	$60	$53	$175	$157

As of September 30, 2021, the weighted average remaining lease term and discount rate for the operating leases are 3.1 years and 4.8%, respectively.

As of September 30, 2021, maturities of lease liability due under the lease agreements are as follows:

Years Ending December 31:	Operating Leases
(in thousands)
Remainder of 2021	$109
2022	397
2023	223
2024	230
2025	58
Total lease payments	1,017
Less imputed interest	(66)
Total	$951

In addition to base rent, the Vancouver lease requires payment of operating costs. These costs are not included in the table above or the sublease amount. These amounts also have not been reduced by future base rent due under the Vancouver sublease of $0.2 million.

7.	Commitments and Contingencies

Asset Purchase Agreement

In August 2018, the Company entered into an Asset Purchase Agreement with Gilead whereby the Company acquired worldwide rights to the pharmaceutical product, momelotinib, an investigational orally bioavailable JAK1, JAK2 and ACVR1/ALK2 inhibitor together with all related intellectual property rights and certain other related assets. Pursuant to the agreement, the Company made a one-time upfront payment of $3.0 million in August 2018. In October 2019, the Company entered into an amendment to the Asset Purchase Agreement in which the Company agreed to issue, subject to certain conditions, shares of common stock and a warrant to purchase common stock to Gilead in consideration for meaningfully reduced royalty rates and elimination of a near term milestone payment in the Asset Purchase Agreement. Pursuant to the amended agreement, milestone payments of up to an aggregate of $190.0 million may become payable to Gilead upon the achievement of certain regulatory and commercial milestone events, including a milestone payment of $25.0 million due upon the approval of momelotinib from the U.S. Food and Drug Administration (FDA). These milestones will be accrued once they are considered probable of occurring. In addition, the Company is now required to pay Gilead low double-digit to high-teens percent tiered combined royalties based upon net sales.

License Agreements

In August 2021, the Company entered into a license agreement with AstraZeneca for an exclusive global license for SRA515 and related compounds, which selectively inhibit BRD4. Under the agreement, the Company has an exclusive license to develop, manufacture and commercialize SRA515 for all therapeutic, prophylactic, palliative and diagnostic uses in humans and animals. The Company made a one-time, non-refundable upfront cash payment of $8.0 million to AstraZeneca, which was expensed as research and development costs during the three months ended September 30, 2021. In addition, the Company will pay $0.9 million to AstraZeneca for the purchase of drug products and drug substance, which is expected to occur in the fourth quarter of 2021. Aggregate milestone payments of up to $208.0 million may become payable by the Company upon the achievement of certain development, regulatory and commercial milestones. These milestones will be accrued once they are considered probable of occurring. In addition, the Company is required to pay AstraZeneca a tiered royalty on worldwide net sales ranging from high single-digits to low double-digits.

In September 2016, the Company entered into an exclusive license agreement with CRT Pioneer Fund LP (CPF) for worldwide rights, know-how and materials to develop SRA737, a small molecule inhibitor targeting Chk1, a promising therapeutic target to treat cancer. Pursuant to the agreement, the Company made a one-time upfront payment of $7.0 million to CPF in October 2016 and paid $2.0 million to CPF in January 2017 for the successful transfer of two ongoing Phase 1 clinical trials. Pursuant to the original license agreement, additional milestone payments of up to an aggregate of $319.5 million may have become payable to CPF upon the achievement of certain milestones. In November 2020, the Company entered into an amendment to the license agreement with CPF, which amended the terms and reduced the amounts of certain future milestone payments. Pursuant to the amended agreement, future milestone payments of up to an aggregate of $290.0 million may become payable to CPF upon the achievement of certain developmental, regulatory and commercial milestones, including a milestone payment of $2.0 million upon the dosing of the first patient of the first trial of SRA737 by the Company following the effective date of the amendment. These milestones will be accrued once they are considered probable of occurring. In addition, the Company is required to pay CPF, on a product-by-product and country-by-country basis, tiered high single-digit to low double-digit royalties on the net sales of any product successfully developed.

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

COVID-19

The full extent of the impact of the COVID-19 pandemic on financial markets, economies worldwide and our business is highly uncertain. Research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of clinical trials and other related business activities. The Company is carefully monitoring the pandemic and the potential length and depth of the resulting economic impact on its financial condition and results of operations. As of September 30, 2021, the Company was not aware of any contingencies and no related estimates were recorded on its financial statements as a result of COVID-19.
8.	Stockholders’ Equity

At-The-Market Common Stock Offering

In August 2020, the Company filed a prospectus supplement, pursuant to which it sold $20.0 million of its common stock in ATM offerings. In February and May 2021, the Company filed prospectus supplements pursuant to which it can issue and sell an aggregate of up to an additional $30.0 million and $50.0 million of its common stock, respectively, from time to time in ATM offerings. During the nine months ended September 30, 2021, the Company sold 3,257,285 shares under the ATM program for net proceeds of $55.4 million, net of commissions and offering expenses of $2.1 million. During the nine months ended September 30, 2020, the Company sold 100,000 shares under the ATM program for net proceeds of $1.1 million, net of commissions and offering expenses. As of September 30, 2021, there was $33.2 million remaining available under the ATM program.

Subsequent to September 30, 2021, the Company sold 570,629 shares of its common stock under the ATM program for proceeds of $12.2 million, net of commissions.

Common Stock Reserved for Issuance

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to effect the conversion of all outstanding options granted and available for grant under the incentive plans, shares reserved for issuance under the employee stock purchase plan and issued warrants.

	September 30, 2021	December 31, 2020
Shares reserved under Series A warrant	7,790,879	7,802,241
Shares reserved under Series B warrant	2,524,732	2,574,727
Shares reserved for future option grants under equity plans	1,277,769	1,117,796
Outstanding stock options under equity incentive plans	4,880,267	4,146,928
Outstanding warrants	727,122	727,122
Shares reserved under the 2015 employee stock purchase plan	17,500	17,500
Total common stock reserved for issuance	17,218,269	16,386,314

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

Common Stock Warrants

In connection with the Company’s November 2019 public offering of the Series A Preferred Stock, the Company issued Series A warrants to purchase up to 7,802,241 shares of common stock at an exercise price equal to $13.20, and Series B warrants to purchase up to 2,574,727 shares of common stock at an exercise price equal to $13.20. Both Series A and Series B warrants are exercisable following stockholder approval in January 2020 of an increase in authorized common stock sufficient to allow for the exercise of the warrants, subject to certain beneficial ownership limitations. The Series A warrants will expire five years from the date they first became exercisable or on January 22, 2025 and contain a cash and/or cashless exercise provision. The Series B warrants will expire on the 75th day anniversary following the announcement of top-line data from the Company’s MOMENTUM Phase 3 clinical trial of momelotinib and may only be exercised by paying the exercise price in cash. During the nine months ended September 30, 2021, 151,500 Series B warrants to purchase 49,995 shares of common stock and 11,362 Series A warrants to purchase 11,362 shares of common stock were exercised for proceeds of $0.7 million and $0.1 million, respectively. There were no warrants exercised during the nine months ended September 30, 2020.

On September 8, 2021, the Company entered into Amendment No. 1 to Series A warrants and Amendment No. 1 to Series B warrants. These amendments clarified the methodology by which Series A warrants and Series B warrants would be assumed or settled in the event of a Fundamental Transaction, as defined under the warrant agreements, and provided for greater consistency in the treatment of these warrants by a publicly-traded or private buyer. The amendments did not result in changes to the fair value of these warrants. As such, no expense was recorded during the nine months ended September 30, 2021 relating to the modifications to the warrants.

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

In the accompanying condensed consolidated statements of operations, the Company recognized stock-based compensation expense for its employees and non-employees as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Research and development	$1,823	$1,174	$5,262	$2,653
General and administrative	1,457	900	4,177	3,956
Total stock-based compensation	$3,280	$2,074	$9,439	$6,609

Determination of Fair Value

The fair values of the Company’s stock-based awards granted during the three and nine months ended September 30, 2021 and 2020 were estimated as of the grant date using the Black-Scholes option pricing model, based on assumptions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected term (in years)	6.0 – 6.1	5.5 – 7.0	5.3 – 7.0	5.3 – 7.0
Expected volatility	82 – 83%	88 – 89%	82 – 85%	88 – 90%
Risk-free interest rate	0.8 – 1.2%	0.3 – 0.5%	0.5 – 1.2%	0.3 – 1.2%
Expected dividend rate	—%	—%	—%	—%

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

Expected Volatility— For the three and nine months ended September 30, 2021, the expected volatility is derived from using the Company’s trading history for its common stock over a period equivalent to the expected term of the stock-based awards. For the three and nine months ended September 30, 2020, the expected volatility was derived from a weighted volatility using both the Company’s trading history for its common stock and the historical stock volatilities of peer public companies within its industry that are considered to be comparable to the Company’s business over a period equivalent to the expected term of the stock-based awards.

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

Equity Incentive Plans

2018 Equity Inducement Plan

In September 2018, the Company’s Compensation Committee approved the 2018 Equity Inducement Plan (2018 Plan). The number of shares available for awards under the 2018 Plan was set to 37,500. On June 30, 2020, the Company’s Board of Directors approved an amendment to the 2018 Plan to increase the authorized number of shares available for issuance by 500,000 shares. On February 3, 2021, the Company’s Compensation Committee approved an amendment to the 2018 Plan to increase the authorized number of shares available for issuance by 500,000. As of September 30, 2021, 1,037,500 shares were reserved for issuance under the 2018 Plan. The exercise price of each stock-based award issued under the 2018 Plan is required to be no less than the fair value of the Company’s common stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement.

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

As of September 30, 2021, 5,123,736 shares were reserved for issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will increase automatically on January 1 of each calendar year 2016 through 2025 by the number of shares equal to 4% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. The Company’s Board of Directors or Compensation Committee may reduce the amount of the increase in any particular year. The exercise price of each stock-based award issued under the 2015 Plan is required to be no less than the fair value of the Company’s common stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement, unless modified.

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

A summary of activity under the 2008 Plan, 2015 Plan and 2018 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Options (in thousands)
Outstanding — December 31, 2020	1,117,796	4,146,928	$19.45	8.84	$12,227
Awards authorized	945,139
Options granted	(1,048,610)	1,048,610	17.39
Options exercised	—	(51,827)	13.09
Options forfeited/cancelled	263,444	(263,444)	17.66
Outstanding — September 30, 2021	1,277,769	4,880,267	$19.17	8.36	$37,118
Exercisable — September 30, 2021		1,249,757	$33.16	6.54	$8,510
Vested and expected to vest — September 30, 2021		4,364,027	$20.00	8.29	$32,074

The weighted-average grant date fair values of options granted during the three and nine months ended September 30, 2021 was $13.95 and $12.27 per share, and $8.85 and $8.77 per share for the three and nine months ended September 30, 2020. The aggregate intrinsic value of options exercised was $0.2 million and $0.3 million for the three and nine months ended September 30, 2021. No options were exercised for the three and nine months ended September 30, 2020. The total grant date fair values of options vested for the three and nine months ended September 30, 2021 was $3.3 million and $9.2 million, and $0.7 million and $4.5 million for the three and nine months ended September 30, 2020.

In August 2020, the Company granted executives and employees 1,107,250 stock options with performance-based conditions. Vesting is achieved based upon the completion of pre-determined milestones. As of September 30, 2021, all of the outstanding performance-based options remain unvested. For the three and nine months ended September 30, 2021, the Company recognized approximately $0.7 million and $2.2 million in stock-based compensation expense related to the options with performance-based criteria. For the three and nine months ended September 30, 2020, the Company recognized $0.2 million in stock-based compensation expense related to the options with performance-based criteria.

In May 2020, the Company entered into a separation agreement with Dr. Glover, the Company’s former President and Chief Executive Officer, in connection with his resignation. Pursuant to the separation agreement, Dr. Glover’s unvested options that would have vested during the one-year period from the date of separation accelerated and vested immediately. The vesting date of all remaining unvested options accelerated by one year, and continued to vest through December 31, 2020, per the terms of the separation agreement. Furthermore, Dr. Glover received an extension of the expiration date of his vested stock options to 75 days following the Company’s announcement of the top-line data results from its MOMENTUM clinical trial. Compensation costs relating to the vesting acceleration and the modifications to option terms was $2.2 million for the three and nine months ended September 30, 2020.

As of September 30, 2021, total unrecognized stock-based compensation related to unvested stock options with only service-vesting conditions was $26.7 million and are expected to be recognized over a remaining weighted-average period of 2.9 years. As of September 30, 2021, total unrecognized stock-based compensation related to unvested stock options with performance-based conditions was $6.1 million.
10.	Income Taxes

The Company did not record a provision for U.S. federal income taxes for the three and nine months ended September 30, 2021 because it expects to generate a loss for the year ended December 31, 2021. The income tax provision for the three and nine months ended September 30, 2021 and 2020 represented foreign taxes. The Company’s net U.S. deferred tax assets continue to be offset by a full valuation allowance.

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

Also in June 2021, we announced that the MOMENTUM Phase 3 study enrollment has been completed, enrolling 195 patients based on a planned 180 patients. Topline data are anticipated by February of 2022. Assuming positive results, we expect to submit for regulatory approval in the second quarter of 2022, and if approved, we could anticipate a commercial launch in first half of 2023. As we approach pivotal data from the late-stage development of momelotinib, we continue to explore opportunities to expand our pipeline via potential combination studies for momelotinib, such as our newly in-licensed compound SRA515.

In August 2021, we entered into an agreement with AstraZeneca AB (AstraZeneca) to acquire an exclusive global license for SRA515 (formerly AZD5153), a potent and selective bromodomain-containing protein 4 (BRD4) bromodomain and extraterminal (BET) inhibitor with a novel bivalent binding mode. We plan to initiate a Phase 2 study examining momelotinib in combination with SRA515 for the treatment of myelofibrosis in the first half of 2022. We continue to evaluate additional studies and may initiate other new trials for SRA515 in 2022.

Due to COVID-19, our clinical trials previously have been and could again be affected. We experienced delays in planned site initiations and activations and may experience future delays, which could impact anticipated timelines.

We have not generated any product revenue related to our primary business purpose and have incurred significant net losses to date. As of September 30, 2021, we had $97.1 million of cash and cash equivalents. Given our projected operating requirements and our existing cash and cash equivalents, we are projecting insufficient liquidity to fund our operations for the next twelve months beyond the date of the issuance of these condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which raises substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis. This basis contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business and does not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Our portfolio also includes SRA737, a selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1), an emerging target for the treatment of cancer which has a key role in the DNA Damage Response (DDR). In November 2020, we entered into an amendment to the License Agreement with CRT Pioneer Fund (CPF) to allow for the potential future clinical development of SRA737. We continue to evaluate the optimal development plan for SRA737 in solid tumors and may initiate new trials for SRA737 in 2022.

We wholly own momelotinib, subject to future milestone payments and royalties, and retain the global commercialization rights to SRA515 and SRA737.

Since inception, we have devoted substantially all of our resources to research and development activities, including the clinical development of momelotinib, SRA515, SRA737 and certain former product candidates, and to provide general and administrative support for our operations. We have never generated product revenue and have incurred significant net losses since inception. Our net losses were $28.6 million and $69.2 million for the three and nine months ended September 30, 2021 and $14.5 million and $62.9 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $915.8 million, of which approximately $428.0 million pertained to the revaluation and conversion of redeemable convertible preferred stock upon our initial public offering in July 2015, $37.2 million related to changes in fair value of our Series A and Series B warrant liabilities until their reclassification to equity in the first quarter of 2020, and $12.0 million pertained to a securities issuance obligation settled during the first quarter of 2020.

The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and any variants which have resulted in increased cases and has led to the reimplementation of restrictions in many areas, impact on our clinical studies, employee or industry events, and effect on our suppliers and manufacturers, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our CROs, suppliers or third-party business partners conduct business and as a result, we continue to experience some disruptions in our operations. We may experience constrained supply of momelotinib, the comparator drug required for our ongoing Phase 3 trial, SRA515 or, with respect to our planned clinical trials, delays in enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, prioritization of hospital resources toward pandemic effort, delays in review by the FDA and comparable foreign regulatory agencies, and disruptions in our supply chain for momelotinib or SRA515. Any such delays to our planned MOMENTUM timeline could also impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital earlier than we had previously planned. We may be unable to raise additional capital if and when needed, which may result in further delays or suspension of our development plans. As of the filing date of this Quarterly Report on Form 10-Q, the extent to which COVID-19 may impact our financial condition, results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See the section entitled “Risk Factors” included elsewhere in this report for further discussion of the possible impact of the COVID-19 pandemic on our business.

We have funded our operations to date primarily from the issuance and sale of our common stock and convertible voting preferred stock and accompanying warrants through public offerings (including At-The-Market (ATM) equity offerings), our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through exercises of our stock options and warrants. As of September 30, 2021, we had cash and cash equivalents of $97.1 million.

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

The largest recurring component of our total operating expenses has historically been our investment in research and development activities, including the development of momelotinib. We expect our research and development expenses will increase over the next few years as we advance momelotinib, develop SRA515, including a combination study examining momelotinib with SRA515, achieve regulatory milestones that trigger payments due under our Asset Purchase Agreement with Gilead, including a milestone payment of $25.0 million due upon the approval of momelotinib from the FDA, achieve certain milestones that trigger payments due under our license agreement with AstraZeneca, pursue regulatory approval of momelotinib in the United States and other jurisdictions, expand our portfolio of product candidates and prepare for potential commercialization, which will require a significant investment in areas related to contract manufacturing and inventory buildup.

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

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

	Three Months Ended September 30,		Change
	2021	2020	$
		(in thousands)
Collaboration revenue	$-	$100	$(100)
Operating expenses:
Research and development	21,618	10,432	11,186
General and administrative	6,985	4,112	2,873
Total operating expenses	28,603	14,544	14,059
Loss from operations	(28,603)	(14,444)	(14,159)
Other expense (income), net	(3)	22	(25)
Loss before provision for (benefit from) income taxes, net	(28,600)	(14,466)	(14,134)
Provision for income taxes, net	47	39	8
Net loss	$(28,647)	$(14,505)	$(14,142)

Collaboration Revenue

Collaboration revenue of $0.1 million was recognized during the three months ended September 30, 2020 pursuant to a $0.3 million upfront fee received from a collaboration agreement with Carna Biosciences, Inc. No collaboration revenue was recognized during the three months ended September 30, 2021.

Research and Development

Research and development expenses increased $11.2 million, from $10.4 million for the three months ended September 30, 2020 to $21.6 million for the three months ended September 30, 2021. The increase was primarily due to an upfront cash payment of $8.0 million that was made to AstraZeneca for the exclusive global license of SRA515. Also attributing to the increase was a $2.2 million increase in personnel-related and allocated overhead costs, of which $0.6 million pertained to an increase in non-cash stock-based compensation, a $1.0 million increase in third-party manufacturing costs for momelotinib, and a $0.3 million increase in other research and support costs. These increases were partially offset by a $0.3 million decrease in clinical trial and development costs for momelotinib.

General and Administrative

General and administrative expenses increased $2.9 million, from $4.1 million for the three months ended September 30, 2020 to $7.0 million for the three months ended September 30, 2021. The increase was due to a $1.7 million increase in personnel-related and allocated overhead costs, of which $0.6 million pertained to an increase in non-cash stock-based compensation, and a $1.2 million increase in professional fees, primarily relating to pre-commercial costs for momelotinib.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

	Nine Months Ended September 30,		Change
	2021	2020	$
		(in thousands)
Collaboration revenue	$-	$100	$(100)
Operating expenses:
Research and development	49,720	32,212	17,508
General and administrative	19,274	14,916	4,358
Total operating expenses	68,994	47,128	21,866
Loss from operations	(68,994)	(47,028)	(21,966)
Other expense (income), net
Changes in fair value of warrant liabilities	—	16,240	(16,240)
Other expense (income), net	74	(495)	569
Total other expense (income), net	74	15,745	(15,671)
Loss before provision for income taxes, net	(69,068)	(62,773)	(6,295)
Provision for income taxes, net	124	106	18
Net loss	$(69,192)	$(62,879)	$(6,313)

Collaboration Revenue

Collaboration revenue of $0.1 million was recognized during the nine months ended September 30, 2020 pursuant to a $0.3 million upfront fee received from a collaboration agreement with Carna Biosciences, Inc. No collaboration revenue was recognized during the nine months ended September 30, 2021.

Research and Development

Research and development expenses increased $17.5 million, from $32.2 million for the nine months ended September 30, 2020, to $49.7 million for the nine months ended September 30, 2021. The increase was due to an upfront cash payment of $8.0 million that was made to AstraZeneca for the exclusive global license of SRA515, a $5.8 million increase in personnel-related and allocated overhead costs, of which $2.6 million pertained to an increase in non-cash stock-based compensation, and costs for momelotinib, including a $2.8 million increase in clinical trial and development costs and a $2.4 million increase in third-party manufacturing costs. These increases were partially offset by a $1.5 million non-cash charge incurred in 2020 to recognize the change in fair value of an obligation to issue securities to Gilead until the issuance of the securities in January 2020.

General and Administrative

General and administrative expenses increased $4.4 million, from $14.9 million for the nine months ended September 30, 2020 to $19.3 million for the nine months ended September 30, 2021. The increase was due to a $2.7 million increase in personnel-related and allocated overhead costs, of which $0.2 million pertained to an increase in non-cash stock-based compensation, and an increase of $1.7 million in professional fees primarily relating to pre-commercial costs for momelotinib.

Changes in Fair Value of Warrant Liabilities

The changes in the fair value of our warrant liabilities for the nine months ended September 30, 2020, were directly attributable to the change in the fair value of the underlying stock and discount for lack of marketability.

Other Expense (Income), net

Other expense (income), net increased from other income, net of $0.5 million for the nine months ended September 30, 2020 to other expense, net of $0.1 million for the nine months ended September 30, 2021. The increase in other expense was primarily attributable to a decrease in interest income due to lower interest rates for the nine months ended September 30, 2021.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have never generated product revenue and have incurred significant net losses. We have funded our operations to date primarily from the issuance and sale of our common stock and convertible voting preferred stock and accompanying warrants through public offerings (including ATM equity offerings), our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through exercises of our stock options and warrants. Our net losses for the three and nine months ended September 30, 2021 were $28.6 million and $69.2 million and for the three and nine months ended September 30, 2020 were $14.5 million and $62.9 million, respectively. As of September 30, 2021, we had an accumulated deficit of $915.8 million, of which approximately $428.0 million pertained to the revaluation and conversion of redeemable convertible preferred stock upon our initial public offering in July 2015, $37.2 million related to changes in fair value of our Series A and Series B warrant liabilities until their reclassification to equity, and $12.0 million pertained to a securities issuance obligation settled in the first quarter of 2020. Our principal sources of liquidity as of September 30, 2021 were cash and cash equivalents of $97.1 million. Given our projected operating requirements and our existing cash and cash equivalents, we are projecting insufficient liquidity to fund our operations for the next twelve months beyond the date of the issuance of these condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which raises substantial doubt about our ability to continue as a going concern.

In August 2020, we filed a prospectus supplement, pursuant to which we issued and sold $20.0 million of our common stock from time to time in ATM offerings. In February and May 2021, we filed prospectus supplements pursuant to which we can issue and sell an aggregate of up to an additional $30.0 million and $50.0 million of our common stock, respectively, from time to time in ATM offerings. During the second half of 2020, we sold 732,752 shares under the ATM program for proceeds of $8.9 million, net of commissions and offering expenses. During the nine months ended September 30, 2021, we sold 3,257,285 shares under the ATM program for proceeds of $55.4 million, net of commissions and offering expenses. Subsequent to September 30, 2021, we sold 570,629 shares of our common stock under the ATM program for proceeds of $12.2 million, net of commissions.

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
•

achieve regulatory milestones that trigger payments due under our Asset Purchase Agreement with Gilead, including a milestone payment of $25.0 million due upon the approval of momelotinib from the FDA;

•	achieve certain milestones that trigger payments due under our license agreement with AstraZeneca;
•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;
•	acquire or in-license additional product candidates and technologies;
•	develop additional product candidates;
•	defend against potential lawsuits or other legal issues;
•	maintain, expand and protect our intellectual property portfolio; and
•	add operational, financial and management information systems and personnel to continue to operate as a public company.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(63,714)	$(39,619)
Cash used in investing activities	(40)	(12)
Cash provided by financing activities	56,851	1,140
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(84)	(23)
Net decrease in cash, cash equivalents and restricted cash	$(6,987)	$(38,514)

Cash Flows from Operating Activities

For the nine months ended September 30, 2021, cash used in operating activities of $63.7 million was attributable to a net loss of $69.2 million and a change of $4.2 million in our net operating assets and liabilities, partially offset by $9.7 million in non-cash charges, consisting primarily of $9.4 million of non-cash stock-based compensation. The change in net operating assets and liabilities was primarily attributable to increases in cash outflows due to timing of payment of our operating expenses.

For the nine months ended September 30, 2020, cash used in operating activities of $39.6 million was attributable to a net loss of $62.9 million and a net change of $1.5 million in our net operating assets and liabilities, partially offset by $24.7 million in non-cash charges. The non-cash charges consisted primarily of a $16.2 million change in fair value of our warrant liabilities, a $1.5 million non-cash charge relating to the securities issuable to Gilead in connection with the amendment to the Asset Purchase Agreement, and $6.6 million of non-cash stock-based compensation. The change in net operating assets and liabilities was primarily attributable to increases in cash outflows due to timing of payment of our operating expenses.

Cash Flows from Investing Activities

For the nine months ended September 30, 2021 and 2020, cash used in investing activities was attributable to the purchase of property and equipment.

Cash Flows from Financing Activities

For the nine months ended September 30, 2021, cash provided by financing activities of $56.9 million consisted of $55.4 million of net proceeds from the sale of 3,257,285 shares under the ATM program, $0.8 million from the exercise of warrants to purchase common stock and $0.7 million from the exercise of options to purchase common stock.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $97.1 million as of September 30, 2021, which consisted primarily of bank deposits and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. While the instruments in our portfolio are of short-term nature and a sudden change in market interest rates would not be expected to have a material impact, a zero-rate environment for an extended period of time could adversely affect our results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage hematology and oncology company with a limited operating history. Since inception, we have incurred significant operating losses. Our net losses were $69.2 million and $80.9 million for the nine months ended September 30, 2021 and the year ended December 31, 2020 respectively. As of September 30, 2021, we had an accumulated deficit of $915.8 million. In connection with the preparation of this Quarterly Report on Form 10-Q for the nine months ended September 30, 2021, we are projecting insufficient liquidity to fund our operations for the next twelve months beyond the date of the issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which raises substantial doubt about our ability to continue as a going concern. Investment in hematology and oncology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. For example, in June 2016, we decided to suspend the development of our former lead product candidate PNT2258 after an interim analysis of data from a Phase 2 clinical trial of PNT2258 indicated only modest efficacy. We have also decided to suspend the continued development of SRA141, which was licensed to Carna Biosciences in June 2020, to focus our resources on the development of momelotinib and potentially SRA737. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue the development of momelotinib, fund research and preclinical studies and clinical trials, seek to identify additional product candidates, in-license additional products or technologies, seek regulatory approval, prepare for potential commercialization which will require a significant investment in areas related to contract manufacturing and inventory buildup and continue to operate as a public company.

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

For instance, our MOMENTUM Phase 3 clinical trial for momelotinib has been and may continue to be affected by the pandemic. We launched MOMENTUM in the fourth quarter of 2019 and participant dosing, distribution of clinical trial materials, study monitoring and data analysis have been and may be delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. Additionally, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trial. Any such delays to our planned MOMENTUM timeline could also impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital earlier than we had previously planned. We may be unable to raise additional capital if and when needed, which may result in further delays or suspension of our development plans. Challenging and uncertain economic conditions can make capital raising costly and dilutive.

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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. In November 2019 we conducted a public equity offering where we raised net proceeds of approximately $97.7 million in a substantially dilutive transaction to our pre-existing investors. In August 2020, we filed a prospectus supplement pursuant to which we issued and sold $20.0 million of our common stock. In February 2021, we filed a prospectus supplement pursuant to which we can issue and sell an aggregate of up to $30.0 million of our common stock from time to time in ATM offerings. In addition, on May 7, 2021, we filed a prospectus supplement, pursuant to which we can issue and sell an aggregate of up to an additional $50.0 million of our common stock from time to time in the ATM offerings. As of September 30, 2021, we sold 3,990,037 shares under the ATM program (including the amounts sold under the prospectus supplement filed in August 2020) for net proceeds of $64.3 million, net of commissions and offering expenses. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be further diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or momelotinib or grant licenses on terms unfavorable to us.

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

For example, in August 2021, we entered into a license agreement with AstraZeneca for an exclusive global license for SRA515 and related compounds. Such license agreement imposes specified diligence, milestone payment, royalty, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the license. AstraZeneca has the right to terminate a license if we materially breach the agreement and fail to cure such breach within a specified period, in the event of certain patent challenges or in the event we undergo certain bankruptcy events. In spite of our best efforts, our current or any future licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements. If our license agreements are terminated, we may lose our rights to develop and commercialize product candidates and technology, lose patent protection, experience significant delays in the development and commercialization of our product candidates and technology, and incur liability for damages. If these in-licenses are terminated, or if the underlying intellectual property fails to provide the intended exclusivity, our competitors or other third parties could have the freedom to seek regulatory approval of, and to market, products and technologies identical or competitive to ours and we may be required to cease our development and commercialization of certain of our product candidates and technology. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties, including our competitors, to receive licenses to a portion of the intellectual property that is subject to our existing licenses and to compete with any product candidates we may develop and our technology. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects. Disputes may arise between us and our licensors regarding intellectual property rights subject to a license agreement, including:

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

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacture and supply of preclinical study and clinical trial materials in relation to momelotinib and SRA515, including materials for any combination trials that we may undertake, and any future potential product candidates that we may develop for preclinical and clinical testing, as well as for commercial manufacture if momelotinib receives marketing approval. We have engaged, or expect to engage, third-party manufacturers to obtain materials and consumables necessary for the manufacture of momelotinib.

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

We rely on the efficient and uninterrupted operation of information technology systems, including mobile technologies, to manage our operations, to process, transmit and store financial and non-financial information, and to comply with regulatory, legal and tax requirements. We also depend on our information technology infrastructure for communications among our personnel, contractors, consultants and vendors. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud based systems during the COVID-19 situation, could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition.

In addition, we depend on third parties to operate and support our information technology systems. These third parties vary from multi-disciplined to boutique providers, and they may have access to our technology infrastructure, systems and our confidential information. Many of these third parties subcontract or outsource some of their responsibilities to other third parties. As a result, our information technology systems, including those functions that are performed by third parties who are involved with or have access to our systems, are very large and complex. Failure by any of these third-party providers to adequately deliver the contracted services, or maintain confidentiality and adequate security controls, could have an adverse effect on our business, which in turn may materially adversely affect our operating results and financial condition. Although we take measures designed to prevent security breaches and cyberattacks, these efforts may not completely eliminate the risk of such incidents and we cannot guarantee security incidents will not impact us in the future. We may need to continuously increase cost and resources to protect security threats and their consequences. If our information technology systems were to fail or be breached, such failure or breach could materially adversely affect our ability to perform critical business functions and sensitive and confidential data could be compromised.

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

•	the FDA or foreign regulatory authorities may find deficiencies in our manufacturing processes or facilities;
•	the FDA or foreign regulatory authorities may lack resources or are delayed in conduct pre-approval inspections due to reasons related to COVID-19; and

•	the FDA’s or foreign regulatory authorities’ approval policies or regulations may significantly change in a manner rendering our clinical data insufficient for approval.
•	the FDA or foreign regulatory authorities may differ on the appropriate indication for commercial use of current drugs under investigation.

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

A Fast Track designation by the FDA, as granted for momelotinib or if granted for any future product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that such product candidates will receive marketing approval.

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

In connection with our acquisition of momelotinib from Gilead, we are required to make aggregate milestone payments of up to $190.0 million to Gilead upon the achievement of certain regulatory and commercial milestones, including a milestone payment of $25.0 million due upon the approval of momelotinib from the FDA, as well as low double-digit to high-teens percent tiered combined royalties based upon net sales and additional tiered milestone payments upon reaching certain sales milestones. If we breach any of these obligations, we may be required to indemnify the Seller, subject to certain limitations set forth in the momelotinib purchase.

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

We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. For example, in November 2019, we conducted a public equity offering where we raised net proceeds of approximately $97.7 million in a substantially dilutive transaction to our pre-existing investors. In August 2020, we filed a prospectus supplement pursuant to which we issued and sold $20.0 million of our common stock in ATM offerings. In February 2021, we filed a prospectus supplement pursuant to which we can issue and sell an aggregate of up to an additional $30.0 million of our common stock from time to time in ATM offerings. In addition, on May 7, 2021, we filed a prospectus supplement, pursuant to which we can issue and sell an aggregate of up to an additional $50.0 million of our common stock from time to time in the ATM offerings. As of September 30, 2021, we sold 3,990,037 shares under the ATM program (including the amounts sold under the prospectus supplement filed in August 2020) for net proceeds of $64.3 million, net of commissions and offering expenses. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock, and, accordingly, the trading price of our common stock may significantly decrease. In addition, our issuance of additional shares of common stock, including upon exercise of our outstanding warrants, will dilute the ownership interests of our existing common stockholders.

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

Further, our warrants could make the structuring of any strategic transaction more complex and affect the terms of any such strategic transaction. In connection with certain “fundamental transactions” involving a change in control of our company, the surviving entity is required to either (1) assume all of our obligations under the warrants or (2) deliver in connection with the closing of a fundamental transaction in exchange for the cancellation of the warrants, consideration equal in value to the Black-Scholes value of the remaining unexercised portion of the warrants, with an assumed volatility of 100%.  These provisions could deter a third party from acquiring us even where the acquisition could be beneficial to you. Any negotiated alternative to such treatment of the warrants would require the approval of the holders of warrants exercisable for the majority of the shares underlying the warrants. Four of our eleven directors are affiliated with investors that hold a majority-in-interest of the Series A warrants. The holders of warrants could exercise their rights under the warrants in a manner that benefits their interests relative to the holders of common stock generally.

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

As of September 30, 2021, our executive officers, directors and 5% stockholders collectively beneficially owned a majority of our outstanding voting shares. Four of our current directors are each affiliates of certain 5% stockholders. As of September 30, 2021, these 5% stockholders collectively beneficially own 39.6% of the voting power of our company and 73.2% of the shares underlying the Series A and Series B warrants. Therefore, if such holders acted in concert, these holders may have the ability to influence us through their ownership position and through representation on our board of directors. For example, numerically, these holders may be able to determine the outcome of votes with respect to elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. They also have contractual rights under the warrants that they may exercise in a manner that adversely impacts the interest of holders of capital stock that do not hold warrants. This concentrated ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Exhibit Filing Date	Filed/Furnished Herewith

10.1+	License Agreement dated August 3, 2021 by and between the Registrant and AstraZeneca AB.					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL.

*

This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

+	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIERRA ONCOLOGY, INC.

Date:	November 5, 2021	By:	/s/ Stephen G. Dilly
Stephen G. Dilly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2021	By:	/s/ Sukhi Jagpal
Sukhi Jagpal
Chief Financial Officer
(Principal Financial Officer)