Form 10-K
period 2021-12-31
Sierra Oncology, Inc.
filed 2022-03-10
CIK 1290149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of common stock held by non-affiliates of the registrant calculated based on the closing price of $19.47 of the registrant’s common stock as reported on The Nasdaq Global Market on June 30, 2021, the last business day of the registrant’s most recently completed second quarter, was $128.4 million.

The number of shares of Registrant’s Common Stock outstanding as of March 7, 2022 was 23,665,100.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2022 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the end of the Registrant’s 2021 fiscal year and is incorporated by reference into Part III of this Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Annual Report) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and section 27A of the Securities Act of 1933, as amended (Securities Act). All statements contained in this Annual Report other than statements of historical fact are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these words. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our financial condition and performance;
•	the sufficiency of our existing cash and cash equivalents to fund our future operating expenses and capital expenditure requirements;
•	our ability to obtain funding for our operations, including funding necessary to develop and commercialize our product candidates;
•	the ability of our preclinical studies and clinical trials to demonstrate safety and efficacy of our product candidates;
•	the success, cost and timing of our development activities, preclinical studies and clinical trials;
•	the rate and degree of market acceptance of our product candidates;
•	the timing or likelihood of regulatory filings and approvals;
•	the timing and focus of our future clinical trials, and the reporting of data from those trials;
•

expectations and intentions (including expectations relating to combination studies with momelotinib, SRA515 and SRA737, receipt of regulatory approval for momelotinib and the commercial launch for momelotinib);

•	our plans relating to commercializing our product candidates, if approved, including timing relating to a commercial launch;
•	our plans and ability to establish and grow our sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain approval;
•	our ability to attract and retain key managerial, scientific and clinical personnel;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	the pricing and reimbursement of our product candidates, if approved;
•	our reliance on third parties to conduct clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;
•	our ability to expand our product candidates into additional indications and patient populations;
•	the success of competing therapies that are or may become available;
•	the beneficial characteristics, safety and efficacy of our product candidates;
•	regulatory developments in the United States and other jurisdictions;
•

our ability to obtain and maintain regulatory approval of our product candidates in the United States and other jurisdictions, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;

•	future agreements with third parties in connection with the commercialization of our product candidates;
•	our plans relating to the further development and manufacturing of our product candidates, including additional indications for which we may pursue regulatory approval;
•	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	our expectations regarding the impact of the COVID-19 pandemic on our business;
•	the size and growth potential of the markets for our product candidates, if approved for commercial use, and our ability to serve those markets;
•	the potential benefits of any strategic collaboration agreements we may enter into;
•	the potential future sales under our ATM Program;
•	expected timing of the execution of, and expected results from, our exploration of strategic options; and
•	our business strategies and objectives for future operations and other statements that are not historical facts.

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

Overview

We are a late-stage biopharmaceutical company on a mission to deliver targeted therapies that treat rare forms of cancer. Our main focus is the development and potential commercialization of momelotinib, an investigational agent for the treatment of myelofibrosis. In January 2022, we announced positive topline results from our global Phase 3 clinical trial for patients with myelofibrosis called MOMENTUM. Momelotinib achieved a statistically significant benefit on symptoms, anemia and splenic size. MOMENTUM data, combined with data from our earlier clinical trials, will be the basis for a New Drug Application (NDA) we plan to submit to the U.S. Food and Drug Administration (FDA) in the second quarter of 2022. Approximately 1,000 myelofibrosis patients have received momelotinib through clinical trials at different stages of clinical development, and several of our clinical trial patients remain on treatment more than 11 years later.

Momelotinib was acquired from Gilead Sciences, Inc. (Gilead) in the third quarter of 2018. Gilead had already completed several late-stage trials of the drug candidate in patients with myelofibrosis. Myelofibrosis is characterized by progressive anemia and thrombocytopenia and currently approved JAK inhibitor therapies, ruxolitinib and fedratinib, can induce or further exacerbate this myelosuppression, limiting their use in first line treatment and resulting in a population of second line patients who are no longer able to benefit from such therapies. Momelotinib is a novel, orally-bioavailable JAK1 (Janus kinase 1), JAK2 (Janus kinase 2) and ACVR1 (Activin A receptor type 1) inhibitor with a differentiated mechanism of action, enabling it to potentially address all three hallmarks of disease in myelofibrosis: anemia of inflammation, constitutional symptoms and enlarged spleen.

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

Following receipt of this clarity, we announced the design of the MOMENTUM Phase 3 clinical trial in myelofibrosis, which we subsequently launched in the fourth quarter of 2019. MOMENTUM is a randomized double-blind trial that enrolled 195 myelofibrosis patients that were symptomatic and anemic and had been treated previously with a JAK inhibitor. The Primary Endpoint of the trial was the Total Symptom Score (TSS) response rate of momelotinib compared to danazol at Week 24 (99% power; p-value < 0.05). Danazol was selected as an appropriate treatment comparator given its use to ameliorate anemia in myelofibrosis patients, as recommended by National Comprehensive Cancer Network (NCCN) and European Society for Medical Oncology (ESMO) guidelines. Patients were randomized 2:1 to receive either momelotinib (n=130) or danazol (n=65). After 24 weeks of treatment, patients on danazol were allowed to crossover to receive momelotinib.

At the 25th European Hematology Association (EHA) Virtual Congress held in the second quarter of 2020, we reported favorable Long-Term Safety and Dose Intensity data for momelotinib from more than 550 patients across the two previously conducted SIMPLIFY Phase 3 studies and their subsequent ongoing extended treatment periods. More than 90 SIMPLIFY-1 and SIMPLIFY-2 patients continued to receive momelotinib for 3.5 years or longer. These data were presented in posters by Professor Claire Harrison, Guy's and St. Thomas' NHS Foundation Trust, London, United Kingdom, and Dr. Vikas Gupta, Princess Margaret Cancer Centre, Toronto, Canada. The key findings were:

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

Later that year at the American Society of Hematology (ASH) Annual Meeting held in December 2020, we released updated analyses from the previously completed Phase 3 SIMPLIFY studies of momelotinib, including overall survival data as well as efficacy data for momelotinib compared to ruxolitinib in patients with low platelet levels. The overall survival data received an oral presentation by Dr. Srdan Verstovsek of the University of Texas MD Anderson Cancer Center in Houston, Texas, USA; efficacy data by platelet strata were presented in a poster by Dr. Jean-Jacques Kiladjian, Saint Louis Hospital, Paris, France. Key findings were:

•

Robust overall survival was observed in both JAK inhibitor-naïve and previously ruxolitinib treated patients. Sustained transfusion independence was observed with extended momelotinib treatment, and the median duration of TI in the momelotinib arm has not been reached after more than three years of follow up. We believe these data, in combination with previously reported tolerability data, further highlight where momelotinib may be a viable treatment option for myelofibrosis patients, including those who are not ideal candidates for currently approved therapies.

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

Also in June 2021, we announced that screening for the MOMENTUM Phase 3 clinical trial had been completed, enrolling 195 patients based on a planned 180 patients. Positive topline data were announced on January 25, 2022. Topline data announced include:

•	Primary Endpoint of TSS response rate based on a >50% reduction in TSS at Week 24 compared to baseline: 25% in the MMB arm vs. 9% in the control arm (p=0.0095);

•	Secondary Endpoint of Transfusion Independence (TI) rate at the end of Week 24: 31% in the MMB arm vs. 20% in the control arm (one-sided p=0.0064; non-inferiority);
•	Secondary Endpoint of Splenic Response Rate (SRR) based on a reduction in splenic volume of >35% at the end of Week 24 compared to baseline: 23% in the MMB arm vs. 3% in the control arm (p=0.0006);
•

The rate of Grade 3 or worse adverse events in the randomized treatment period was 54% in the MMB arm and 65% in the control arm. Serious treatment emergent adverse events were 35% in the MMB arm and 40% in the control arm; and

•	Mean baseline characteristics for all patients were TSS of 27, Hemoglobin (Hgb) of 8 g/dL and platelet count of 145 x 109/L.

The full data set will be presented at an upcoming medical meeting. Based on these results, we plan to submit an NDA with the FDA in the second quarter of 2022, and if approved, we could anticipate a commercial launch early in the first half of 2023. Additionally, we continue to explore opportunities to expand our pipeline via potential combination studies for momelotinib, including in combination with SRA515.

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

Our Lead Product Candidate – Momelotinib

Myelofibrosis

Myelofibrosis is a disorder involving the stem-cells that give rise to blood cells and is driven by molecular abnormalities that activate the JAK-signal transducers and activators of transcription (JAK-STAT) pathway. The Janus kinases (JAKs) play a central role in the regulation of blood cell production, controlling survival, proliferation, and differentiation of progenitor cells as well as the function of mature cells. Abnormal activation of the JAK‑STAT pathway is central to the development of myelofibrosis by driving proliferation, inflammation, fibrosis, and progression of disease.

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

Myelofibrosis is a relatively rare condition with an incidence of 0.1 to 1 per 100,000 individuals per year, and a prevalence of 6 per 100,000 person-years because of its chronic nature and disabling course. It is estimated that there are 15,000 symptomatic and anemic myelofibrosis in the United States, representing a potential addressable market of $3.0 billion. Globally there are up to 40,000 myelofibrosis patients. Median age at diagnosis is 67 years. Myelofibrosis may occur de novo as primary myelofibrosis (PMF) or may arise from a preexisting myeloproliferative neoplasm (MPN), including primarily polycythemia vera (PV) or essential thrombocytosis (ET).

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

Following our acquisition of the program, we conducted a comprehensive review of data from the two Phase 3 trials of momelotinib, versus ruxolitinib (SIMPLIFY-1) and best available therapy (BAT) (SIMPLIFY-2), as well as GS-US-352-1672, a Phase 2, open-label, translational biology trial of momelotinib in transfusion-dependent subjects with myelofibrosis. In aggregate, our analyses across a variety of datasets show consistent benefit in the three cardinal disease manifestations of myelofibrosis across a spectrum of intermediate-high risk patients with myelofibrosis, both JAK inhibitor-naïve and previously JAK inhibitor-exposed: namely, (1) anemia and transfusion dependency, (2) constitutional symptoms, and (3) enlarged spleen, consistent with the compound’s differentiated inhibition of JAK1, JAK2 and ACVR1. Although SIMPLIFY-1 met its primary efficacy endpoint of non-inferior spleen volume reduction, it did not meet its key secondary efficacy endpoint of non-inferior reduction in TSS; and although SIMPLIFY-2 did not meet its primary efficacy endpoint of superior reduction in spleen volume, it did meet its key secondary efficacy endpoint of superior reduction in TSS. In both SIMPLIFY studies, additional secondary endpoints related to transfusion independence rate, transfusion dependence rate, and rate of red blood cell transfusions all favored momelotinib over control and supported the potential for momelotinib to provide meaningful anemia benefits. As such, we have determined that there is substantial clinical justification for further development of momelotinib.

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

In totality, over 1,200 subjects have been treated with momelotinib across more than 20 clinical studies, with approximately 1,000 myelofibrosis patients treated to date. Uniquely among the JAK inhibitor class, this substantive body of clinical data has demonstrated consistent and reproducible therapeutic benefits for momelotinib across all three hallmarks of myelofibrosis, anemia, enlarged spleen and symptoms. In general, momelotinib has proven to be generally well tolerated, with certain patients having received continuous daily dosing of momelotinib for more than 11 years, indicative of momelotinib’s potential to provide long-term tolerability and sustained benefit. In the randomized phases of SIMPLIFY-1 and SIMPLIFY-2, the most commonly reported treatment emergent adverse events for subjects treated with momelotinib were thrombocytopenia, diarrhea, headache, asthenia and nausea. The most commonly reported Serious Adverse Events (SAEs) were anemia, atrial fibrillation, diarrhea, pneumonia and cardiac failure. These SAEs include events assessed as both related and unrelated to momelotinib and each occurred in < 4% of subjects.

Momelotinib – Next Steps

During the first quarter of 2022, we announced positive topline results from the MOMENTUM clinical trial for patients with myelofibrosis. The randomized double-blind global Phase 3 trial demonstrated a statistically significant improvement in symptoms, anemia and splenic response, as compared to danazol. The trial enrolled 195 myelofibrosis patients who were symptomatic, anemic and had been treated previously with a JAK inhibitor. Based on the positive results, we plan to submit an NDA with the FDA in the second quarter of 2022. Data from MOMENTUM, along with data from more than 820 myelofibrosis patients previously treated with momelotinib, will form the basis of the global registration strategy for momelotinib. Additionally, the initiation of a Phase 2 study examining momelotinib in combination with SRA515—our novel BRD 4 BET inhibitor—for the treatment of myelofibrosis is planned for the first half of 2022.

Our BET Inhibitor – SRA515

SRA515 (formerly AZD5153), a selective BRD4 BET inhibitor with a unique bivalent binding mode

Inhibitors of the Bromodomain and Extra-terminal Domain (BET protein family consisting of BRD2, BRD3, BRD4 and BRDT) can modify a range of pathological cellular processes, including the initiation and continuation of transcription and cell cycle control. BET inhibition can lead to decreased inflammatory cytokine release, anti-fibrotic activity and reduced mutant cell proliferation, all of which are indicative of disease-modifying effects. Several BET inhibitors are under clinical investigation in multiple solid tumor and hematologic indications, including myelofibrosis.

SRA515 is a selective BRD4 inhibitor with a novel bivalent binding mode that inhibits both protein bromodomains, resulting in improved potency. Unlike currently available JAK inhibitors, momelotinib is not overtly myelosuppressive in contrast to the approved JAK inhibitors, therefore the combination of momelotinib and SRA515 may provide an efficacy and safety advantage over other JAK inhibitor plus BET inhibitor combinations and allow for prolonged dose intensity and treatment duration. This trial will be designed to provide preliminary proof of concept for a future confirmatory study and support potential additional studies of momelotinib with other novel agents in development for myelofibrosis. Trial initiation is anticipated to begin in the first half of 2022.

Clinical overview of SRA515

Clinical experience includes dosing of a total of 61 patients thus far:

•	34 patients with monotherapy; variety of solid tumors;
•	15 patients in combination with olapraib; ovarian and pancreatic tumors;
•	4 patients in combination with acalabrutinib; relapsed/refractory lymphoma;
•	8 patients in combination with venetoclax; AML; and
•	Duration treatment range (<1 - ~19 months); last reported median duration of 1.3 months.

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

During the second quarter of 2019, we reported preliminary efficacy and tolerability data from these two trials at the 2019 ASCO Annual meeting. In the fourth quarter of 2020, we announced an amendment to the license agreement with CPF to allow for the potential future clinical development of SRA737.

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

At the 2019 ASCO Annual meeting, we reported preliminary efficacy and tolerability data from this trial. Evidence of anti-tumor activity was observed in subjects with high grade serous ovarian carcinomas, colorectal, prostate and non-small cell lung cancers; no RECIST partial responses or complete responses were confirmed, but several noteworthy tumor reductions were recorded.

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

At the 2019 ASCO Annual meeting, we reported preliminary efficacy and tolerability data from this trial. Overall, Partial Responses were observed in six subjects and 41 subjects had a best response of Stable Disease (SD); durable SD lasting ≥ 4 months was recorded in 32 subjects and was observed in all expansion cohorts. The combination of SRA737+LDG was generally well tolerated.

Asset Purchase Agreement

In August 2018, we entered into an Asset Purchase Agreement with Gilead whereby we acquired worldwide rights to the pharmaceutical product momelotinib, an investigational orally-bioavailable JAK1, JAK2 and ACVR1 inhibitor together with all related intellectual property rights and certain other related assets. Pursuant to the agreement, we made a one-time upfront payment of $3.0 million in August 2018. In October 2019, we entered into an amendment to the Asset Purchase Agreement in which we agreed to issue, subject to certain conditions, shares of common stock and a warrant to purchase common stock to Gilead in consideration for meaningfully reduced royalty rates and elimination of a near term milestone payment in the Asset Purchase Agreement. In January 2020, we entered into a securities purchase agreement with Gilead, pursuant to which we issued to Gilead 725,283 shares of our common stock and a warrant to purchase 725,283 shares of common stock at a price per share of $13.20 (see Note 11 to our Consolidated Financial Statements under Item 8 of this Form 10-K for information pertaining to exercise of the warrant subsequent to December 31, 2021). Pursuant to the amended agreement, milestone payments of up to an aggregate of $190.0 million may become payable to Gilead upon the achievement of certain regulatory and commercial milestone events, including a milestone payment of $25.0 million due upon the approval of momelotinib from the U.S. FDA. In addition, we are required to pay Gilead low double-digit to high-teens percent tiered combined royalties based upon net sales.

License Agreements

AstraZeneca License Agreement

In August 2021, we entered into a license agreement with AstraZeneca for an exclusive global license for SRA515 and related compounds, which selectively inhibit BRD4. Under the agreement, we have an exclusive license to develop, manufacture and commercialize SRA515 for all therapeutic, prophylactic, palliative and diagnostic uses in humans and animals. We made a one-time upfront cash payment of $8.0 million to AstraZeneca. Pursuant to the license agreement, future aggregate milestone payments of up to $208.0 million may become payable to AstraZeneca upon the achievement of certain development, regulatory and commercial milestones. In addition, we are required to pay AstraZeneca a tiered royalty on worldwide net sales ranging from high single-digits to low double-digits.

The license agreement will expire on the date of expiration of our obligation to pay royalties to AstraZeneca and in any event no later than the 10th anniversary of the expiration of the last valid claim of an AstraZeneca patent. Either party may terminate the license agreement if the other party materially breaches the license agreement, subject to certain cure provisions, and AstraZeneca may terminate the license agreement in certain limited circumstances as described in the license agreement. The license agreement may also be terminated at any time by us upon 60 days’ prior written notice to AstraZeneca.

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

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for momelotinib, SRA515 and SRA737 and future product candidates, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary or intellectual property rights. Our strategy is to seek to protect our proprietary position and intellectual property position by, among other methods, filing patent applications related to our proprietary technology and product candidates in the United States and in foreign jurisdictions. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We have acquired all rights to patent portfolios directed to compositions of matter and methods of use related to momelotinib and other JAK 1/2 and ACVR1 inhibitors. As of December 31, 2021, these rights included three issued U.S. patents and one pending U.S. divisional application comprising claims directed to compositions and analogs of momelotinib and methods of using momelotinib for the treatment of myelofibrotic indications as a single agent. Two of these patents will expire in 2028 while the third patent will expire in 2030, absent any extensions. Any patent issuing from the pending U.S. application is expected to expire in 2028. It should be noted that for issued U.S. patents, up to five years of patent term extension is available for a single patent directed to the composition of momelotinib, bringing the possible patent exclusivity in the U.S. out to 2035. As of December 31, 2021, these rights also include 54 issued foreign patents in 48 jurisdictions, including Australia, Canada, China, several countries in Europe, Japan, Korea, Mexico, Russia and others comprising claims directed to compositions of momelotinib for the treatment of myelofibrotic indications as a single agent. These foreign patents, and any patent issuing from the pending foreign patent application, are expected to expire in 2028, absent any extension. It should be noted that for issued European patents, up to five years of term extension is available via a Supplementary Protection Certificate (SPC) for a single patent directed to the composition of momelotinib, bringing the possible patent exclusivity in Europe out to 2033. As of December 31, 2021, these rights also included one issued U.S. utility patent and one reissued U.S. utility patent, and one pending reissue application comprising claims directed to different polymorph and salt forms of momelotinib, and methods of their use for the treatment of myelofibrotic indications. These patents will expire in 2035, absent any extension. As of December 31, 2021, these rights also included 51 issued foreign patents, and 13 pending foreign patent applications in 52 jurisdictions and one regional office, including Australia, Brazil, Canada, China, several countries in Europe, EPO, Hong-Kong, India, Israel, New Zealand, Mexico, Japan, Korea, Singapore and Taiwan comprising claims directed to different polymorph and salt forms of momelotinib. These foreign patents, and any patent issuing from these pending foreign patent applications, are expected to expire in 2035, absent any extension. As of December 31, 2021, these rights also included four issued foreign patents in four jurisdictions, including Australia, New Zealand, Singapore and South Africa comprising claims directed to methods of using momelotinib for the treatment of anemia. As of December 31, 2021, these rights also included one issued U.S. patent comprising claims directed to methods of using momelotinib for the treatment of ACVR1-mediated diseases. This U.S. patent will expire in 2037, absent any extensions. Additionally, as of December 31, 2021, these rights also included one pending U.S. patent application and 16 foreign pending applications in 14 jurisdictions and two regional patent offices including Argentina, Australia, Brazil, Canada, China, Eurasian Patent Office, European Patent Office, Japan, Korea and others comprising claims directed to platelet count-agnostic methods of using momelotinib for the treatment of myelofibrosis. Additionally, as of December 31, 2021, these rights also included one pending Patent Cooperation Treaty application comprising claims directed to methods of using momelotinib for the treatment of joint inflammation. We have filed and will continue to file patent applications directed to the composition of matter and methods of use related to various aspects of momelotinib as they develop.

We have exclusively licensed rights to SRA515 (AZD5153) patents owned by AstraZeneca AB directed to compositions of matter and methods of use related to SRA515, a selective BRD4 BET inhibitor, and its analogs. As of December 31, 2021, these rights included three issued U.S. patents and one pending U.S. continuation application comprising claims directed to compositions and analogs of SRA515 and methods of using SRA515 for the treatment of cancer. The three issued patents will expire in 2035, absent any extensions. Any patent issuing from the pending U.S. application is expected to expire in 2035. As of December 31, 2021, these rights also included 71 issued foreign patents, and 19 pending foreign patent applications in 88 jurisdictions, including Australia, Brazil, Canada, China, several countries in Europe, Japan, Korea, Mexico, Russia and others comprising claims directed to claims directed to composition, and its analogs of SRA515 and methods of using SRA515 for the treatment of cancer. These foreign patents, and any patent issuing from these pending foreign patent applications, are expected to expire in 2035, absent any extension. Additionally, as of December 31, 2021, these rights also included one pending Patent Cooperation Treaty application comprising claims directed to the methods of using SRA515 and venetoclax as a combination therapy for the treatment of a hematological malignancy. We will continue to file patent applications directed to the composition of matter and methods of use related to various aspects of SRA515 as they develop.

We have exclusively licensed CPF’s rights to patents owned by Cancer Research Technology (CPF), a subsidiary of Cancer Research UK (CRUK), directed to compositions of matter and methods of use related to SRA737 and other Chk1 inhibitors. As of December 31, 2021, these rights included two issued U.S. patents and two pending U.S. patent application comprising claims directed to compositions of SRA737 and methods of using SRA737 for the treatment of cancer indications as a single agent, or in combination with a DNA damaging agent. The two issued U.S. patents and any patents issuing from the pending U.S. utility application are expected to expire in 2033, absent any adjustments or extensions. As of December 31, 2021, these rights also included 28 issued foreign patents and 7 pending foreign patent applications in 28 foreign jurisdictions, including Australia, Canada, China, Europe and Japan comprising claims directed to compositions of SRA737 and methods of using SRA737 for the treatment of cancer indications as a single agent, or in combination with a DNA damaging agent. These foreign patents, and any patents issuing from these pending foreign patent applications, are expected to expire in 2033, absent any extensions. As of December 31, 2021, these rights also included, one pending U.S. application and 4 pending foreign applications comprising claims directed to biomarkers and patient selection when using SRA737 to treat cancer indications. Any patents issuing from these pending patent applications are expected to expire in 2038, absent any adjustments or extensions. As of December 31, 2021, these rights also included one pending U.S. application and 8 pending foreign applications comprising claims directed to methods of using SRA737 in combination with PARP inhibitors for inhibiting tumor reduction. Any patents issuing from these pending patent applications are expected to expire in 2038, absent any adjustments or extensions. As of December 31, 2021, these rights also included one pending U.S. application and 8 pending foreign applications comprising claims directed to methods of using SRA737 as a monotherapy or in combination therapy to treat cancer indications. Any patents issuing from these pending patent applications are expected to expire in 2039, absent any adjustments or extensions. As of December 31, 2021, these rights also included one pending U.S. patent application and 2 pending foreign patent applications filed by the Company and The University of Texas M.D. Anderson Cancer Center comprising claims directed to methods of using SRA737 to treat cancer indications. Any patents issuing from these pending patent applications are expected to expire in 2040, absent any adjustments or extensions. Additionally, as of December 31, 2021, these rights also included one pending U.S. patent application and 9 pending foreign patent applications comprising claims directed to methods of using SRA737 in the treatment of cancer associated with an intermediate mutational burden (TMB), or genetic abnormality in one or more particular genes associated with replicative stress. Any patents issuing from these pending patent applications are expected to expire in 2040, absent any adjustments or extensions. Additionally, as of December 31, 2021, these rights included one pending Patent Cooperation Treaty application comprising claims directed to methods for the synthesis of CHK1 inhibitors. We have filed and will continue to file patent applications directed to the composition of matter and methods of use related to various aspects of SRA737 as they develop.

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

As with other oncology companies, our ability to maintain and solidify our proprietary and intellectual property position for our product candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, patent applications that we may file or license from third parties may not result in the issuance of patents. We also cannot predict the breadth of claims that may be allowed or enforced in our patents. Our issued patents and any issued patents that we may receive in the future may be challenged, invalidated or circumvented. For example, we cannot be certain of the priority of inventions covered by pending third-party patent applications. If third parties prepare and file patent applications that also claim technology or therapeutics to which we have rights, we may have to participate in interference proceedings to determine priority of invention, which could result in substantial costs to us, even if the eventual outcome is favorable to us. In addition, because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that, before momelotinib, SRA515, or SRA737 can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent.

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

To our knowledge, there are currently three approved myelofibrosis drugs that specifically rely on JAK inhibition, ruxolitinib, marketed by Incyte Corporation as Jakafi® in the United States and by Novartis as Jakavi in the rest of the world and fedratinib, marketed by Celgene Corporation (now part of Bristol Meyers Squibb (BMS)) as Inrebic® in the United States and Europe. Both of these are approved for intermediate and high-risk myelofibrosis. Recently, pacritinib, marketed by CTI Biopharma Corp as Vonjo® was approved for a subset of myelofibrosis patients with platelet counts less than 50,000/uL. However, to our knowledge, there are no drugs that target JAK1, JAK2 and ACVR1/ALK2 on the market, nor in development. Other competitors developing myelofibrosis therapeutics include BMS, Morphosys (formerly Constellation Pharma), AbbVie, Kartos, Incyte and Geron. BMS is developing luspatercept in a Phase 3 clinical trial for myelofibrosis. Morphosys is developing pelabresib (CPI-0610), a BET inhibitor in Phase 3 clinical trial in combination with ruxolitinib. AbbVie is currently conducting two Phase 3 clinical trials in combination with ruxolitinib for JAKi naïve and previously JAKi treated patients. Kartos announced clinical trial plans for KRT-232, a MDM2 inhibitor for JAKi relapsed or refractory myelofibrosis patients. Incyte is conducting Phase 3 clinical trials to evaluate parsaclisib, in combination with ruxolitinib. Geron is conducting a Phase 3 trial for imetelstat for relapsed and refractory myelofibrosis. In addition, there are several Phase 1 and Phase 2 clinical trials being conducted in myelofibrosis by various companies, including a Phase 2 study of a deuterated form of momelotinib being run by Zelgen Biopharmaceuticals in China. Several additional companies are advancing assets in the early stages of development potentially for the myelofibrosis market. If momelotinib is approved, it will compete with existing therapies for the indication or indications for which it is approved. While we believe that momelotinib may have the ability to provide an anemia benefit in addition to treating the other manifestations of myelofibrosis, which we believe is unique within the JAK inhibitor class of agents, the market for momelotinib is competitive, and physicians and other prescribers may not recommend or prescribe momelotinib over competing products.

To our knowledge, there are no approved drugs that specifically target BET inhibitors. BMS, Incyte, Morphosys and AbbVie are all developing BET inhibitors as monotherapy or in combination with approved JAK inhibitors, across various stages of clinical development. Plexxicon and Zenith Epigenetics are also developing BET inhibitors in combination for solid and hematological malignancies. To our knowledge, SRA515 is the only bivalent, BRD4 specific inhibitor in clinical development. If SRA515 is approved, it will compete with existing therapies and currently marketed drugs for the indication or indications for which it is approved.

To our knowledge, there are no approved drugs that specifically target Chk1 on the market, but there are a number of competitors in clinical development, at a similar stage of development or more advanced than us. To our knowledge, Esperas Pharma is conducting a Phase 1/2 clinical trial of an oral Chk1 inhibitor as monotherapy and in combination with gemcitabine in patients with advanced or metastatic cancer. Acrivon Therapeutics recently in-licensed the Chk1/Chk2 inhibitor ACR-368 (formally prexasertib) from Eli Lilly and intends to develop in various solid tumors.  There are also preclinical programs focused on developing Chk1 inhibitors. If SRA737 is approved, it will compete with existing therapies and currently marketed drugs for the indication or indications for which it is approved.

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

Our commercial opportunity could be reduced or eliminated if any competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may develop. Our competitors also may obtain FDA or foreign regulatory approval for their product candidates more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors who may place restrictions on patient access to our drugs in seeking to encourage the use of generic or cheaper drugs. If we fail to compete effectively, our business and operating results would be harmed.

Sales and Marketing

We are currently establishing our commercialization and distribution capabilities. We intend to grow our commercial operations functions substantially in preparation for the potential FDA approval of momelotinib. We plan to invest resources to develop the appropriate commercial infrastructure to launch momelotinib in the United States, if approved. We are also exploring options for potential strategic partnerships, collaborations and alliances or licensing arrangement with third parties for the commercialization of momelotinib in certain global regions.

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

Due to the COVID-19 pandemic, we have recently begun to experience some supply chain delays including resourcing constraints by some of our manufacturing partners. There is a risk that if our supply chain is further interrupted, it would limit our ability to source drug substance and drug product for our clinical trials and may result in delays to the timing of our commercialization plans and could potentially increase our costs which would materially harm our business.

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

The Physician Payment Sunshine Act, or the Sunshine Act, requires applicable manufacturers and certain distributors of prescription drugs, among other products, that are available for coverage by Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Secretary of HHS: (i) payments and or other transfers of value made by that entity, or by a third-party as directed by that entity, to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others) and teaching hospitals, or to third parties on behalf of physicians or teaching hospitals; and (ii) physician ownership (including immediate family ownership) and investment interests in the entity. There are also an increasing number of state and local “sunshine” or transparency and reporting laws that require applicable manufacturers to make reports to states on pricing and marketing information. The U.S. federal government discloses the reported information on a publicly available website. Several states have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. These federal, state, and local laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. If we fail to track and report as required by these laws or otherwise comply with these laws, we could be subject to the penalty provisions of the pertinent state and federal authorities.

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

Enacted in March 2010, the Patient Protection and Affordable Care Act, as amended, or PPACA, is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. Among other things, PPACA revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners and a significant number of provisions are not yet, or have only recently become, effective. For example, in 2020, HHS and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of these rules implemented during the Trump administration. As a result, the Biden administration and HHS have delayed the implementation or published rules rescinding some of these Trump-era policies. The impact of these lawsuits as well as legislative, executive, and administrative actions of the Biden administration on us and the pharmaceutical industry as a whole is unclear.

There have been judicial and Congressional challenges and amendments to certain aspects of the PPACA. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, which will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

There have been legislative and judicial efforts to repeal, replace, or change some or all of the PPACA, including measures taken during the Trump administration. For example, in June 2021 the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the PPACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the PPACA. Thus, the PPACA will remain in effect in its current form. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and healthcare measures promulgated by the Biden administration will impact the PPACA, our business, financial condition and results of operations. The Bipartisan Budget Act of 2018, or the BBA, among other things, also amended the PPACA, effective January 1, 2019, by increasing from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In addition, CMS published a final rule that would give states greater flexibility, effective January 1, 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the PPACA for plans sold through such marketplaces.

Further, there have been several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In addition, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases and allowing Medicare to negotiate pricing for certain covered drug products. The impact of these regulations and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is currently unknown. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. We expect additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

Other Governmental Regulation

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

In April 2014, Regulation EU No 536/2014 (Clinical Trials Regulation) was adopted to replace the Clinical Trials Directive. The Clinical Trials Regulation entered into application on January 31, 2022 and is intended to simplify the current rules for clinical trial authorization and standards of performance. For instance, there will be a streamlined application procedure via a single-entry point, a European Union portal and database. The new clinical trial portal and database will be maintained by the EMA in collaboration with the European Commission and the European Union Member States. The objectives of the new Regulation include consistent rules for conducting trials throughout the European Union, consistent data standards and adverse events listing, and consistent information on the authorization status. Additionally, information on the conduct and results of each clinical trial carried out in the European Union will be made publicly available.

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

Quality of the medicinal products in question is governed by the GMP Directives. These lay down the legal framework for GMP for both marketed medicinal products and investigational products in clinical trials. The Directive obliges manufacturers to comply with GMP for an effective pharmaceutical quality assurance, quality control, systems for recording and reviewing complaints and a system for prompt recall of products in the distribution network. With regards to post–marketing safety of newly authorized products, the EMA monitors and supervises the safety of medicines that have been authorized in the EU to ensure their benefits outweigh their risks. Volume 4 of EudraLex published by the European Commission provides GMP guidelines used to interpret the principles of GMP laid down in the GMP Directives.

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

Human Capital

As of December 31, 2021, we had 109 active employees, of which 23 had M.D. or doctorate degrees and 70 were engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good. Developing a diverse, equitable and inclusive culture is critical to our success in attracting and retaining the top talent necessary to deliver on our growth strategy. We continue to invest in the creation of a work environment where our employees can feel inspired to deliver their best at the workplace.

Diversity, Equity and Inclusion

We are committed to intentionally cultivating a culture of inclusion where all feel welcomed and valued for their backgrounds, perspectives and experiences. We believe our company is stronger because of the diversity in experiences and backgrounds our employees bring to work. Our commitment to diversity extends through our recruitment, retention, learning and engagement. Our objective is to appreciate each other as individuals with unique experiences rather than define one another by traits such as race, sexual orientation or geographic location. We also mandated training for all managers to prevent workplace harassment.

Compensation and Benefits, Professional Development and Performance Management

We strive to provide compensation and benefits that are competitive to market and equitable within the organization. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. In addition, we offer comprehensive benefits and services that help meet the varying needs of our employees.

We invest in the professional development of our team members through regular informal feedback and guidance, as well as formal performance reviews to evaluate performance against pre-established objectives. In addition, we support targeted learning and development opportunities, such as conference attendance, to meet demonstrated needs.

Employee Safety

A safe, healthy and secure work environment is our top priority for all employees. In response to the COVID-19 pandemic, we have continued to prioritize employee safety and follow local, state, federal and Centers for Disease Control and Preventions (CDC) guidelines. Clear COVID-19 policies and safety protocols have been established and updates are provided to all employees.

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
•

The manufacture of momelotinib and SRA515 requires outsourced, custom manufacturing and we may encounter difficulties in production, particularly with respect to formulation, process development or scaling up of our manufacturing capabilities. If our third-party manufacturers or suppliers encounter such difficulties, our ability to provide supply of momelotinib for preclinical studies, clinical trials or our products for patients, if approved, or danazol for the MOMENTUM trial could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

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
•

If we are unable to adequately prepare the market for the potential future commercialization of a product, we may not be able to generate product revenue once marketing authorization is obtained. We currently are establishing our marketing and sales organization and have limited experience in marketing products. If we are unable to successfully establish marketing and sales capabilities or enter into agreements with third parties to market and sell momelotinib or any future product candidates, we may not be able to generate product revenue.

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

We are a clinical stage hematology and oncology company with a limited operating history. Since inception, we have incurred significant operating losses. Our net losses were $94.7 million, $80.9 million and $88.3 million for the years ended December 31, 2021, 2020 and 2019 respectively. As of December 31, 2021, we had an accumulated deficit of $941.2 million. Investment in hematology and oncology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. For example, in June 2016, we decided to suspend the development of our former lead product candidate PNT2258 after an interim analysis of data from a Phase 2 clinical trial of PNT2258 indicated only modest efficacy. We have also decided to suspend the continued development of SRA141, which was licensed to Carna Biosciences in June 2020, to focus our resources on the clinical development of momelotinib, SRA515 and potentially SRA737. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue the development of product candidates, fund research and preclinical studies and clinical trials, seek to identify additional product candidates, in-license additional products or technologies, seek regulatory approval, prepare for potential commercialization which will require a significant investment in areas related to contract manufacturing and inventory buildup and continue to operate as a public company.

Even if we succeed in commercializing momelotinib, if approved, or any future product candidates we may acquire or develop, we will continue to incur substantial research and development and other expenditures to develop and market these and other product candidates for which we obtain marketing authorization. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our business is highly dependent on the success of momelotinib. If we are unable to successfully obtain regulatory approval for and commercialize momelotinib, or experience significant delays in doing so, our business will be materially harmed.

Our business and future success depend on our ability to successfully obtain regulatory approval for and commercialize momelotinib, a potent, selective and orally bioavailable JAK1, JAK2 and ACVR1 / activin receptor-like kinase-2 (ALK2) inhibitor. Momelotinib has been investigated in two completed Phase 3 trials for the treatment of myelofibrosis, and we launched our MOMENTUM Phase 3 clinical trial for momelotinib in the fourth quarter of 2019 after receiving regulatory feedback concerning the design of the trial.

While momelotinib is a late-stage product candidate for which our Phase 3 clinical trial data suggest the potential to provide promising safety and efficacy in patients who are JAK inhibitor-naïve and in patients who have previously received a JAK inhibitor such as ruxolitinib, FDA may disagree with our interpretation of the data and may require additional clinical testing before we can seek regulatory approval and begin commercialization, if at all. While the FDA has provided regulatory clarity concerning the design of MOMENTUM, our Phase 3 clinical trial for momelotinib, there is no guarantee that we will obtain regulatory approval and be able to begin commercialization on the timeline as we anticipate. Before we can generate any revenue from sales of momelotinib, we must complete additional development activities, including the submission of a marketing application such as a NDA or foreign equivalent, for regulatory review and approval in at least one jurisdiction, make substantial investments, obtain access to sufficient commercial manufacturing capacity and engage in significant marketing and commercial access efforts.

We cannot commercialize momelotinib in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize momelotinib outside of the United States without obtaining regulatory approval from similar regulatory authorities outside of the United States, such as the EMA in Europe and the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom. Applications for regulatory approval and regulatory approval of momelotinib in any jurisdiction could be delayed or be denied for many reasons, including but not limited to the following:

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

•	the regulations or policies of the FDA or foreign regulatory authorities may change in a manner rendering our clinical data insufficient for approval; or
•	political factors surrounding the approval process, such as government shutdowns, political instability or global pandemics such as the outbreak of the novel strain of coronavirus, COVID-19.

Even if momelotinib were to be approved by the FDA or foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified patient populations, age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for momelotinib or any future product candidate in one or more jurisdictions, or if any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the marketing or commercialization of momelotinib or any future product candidate. If competitive products developed by third parties show significant benefit in the indications in which we are developing momelotinib, any planned supportive or primary registration trials may be delayed, altered, terminated or not initiated and any future product candidates may never receive regulatory approval. Our clinical development programs for momelotinib or any future product candidates may also not receive regulatory approval if we have inadequate financial or other resources to advance these product candidates through the clinical trial process. Furthermore, even if we obtain regulatory approval for momelotinib or any future product candidates, we will still need to develop sales, marketing and commercialization infrastructure, or collaborate with a third party for the commercialization of such product candidates, establish commercially viable pricing and obtain approval for coverage and adequate reimbursement from third parties, including government payors. If we are unable to successfully commercialize momelotinib or any future product candidate, we may not be able to generate sufficient revenues to continue our business.

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

We previously acquired from Gilead momelotinib, a potent, selective and orally bioavailable JAK1, JAK2 and ACVR1/ALK2 inhibitor. Momelotinib has been investigated in two completed Phase 3 trials for the treatment of myelofibrosis, SIMPLIFY-1 and SIMPLIFY-2. Based on the results of the prespecified analyses, neither trial was considered sufficiently compelling to justify the submission of an application for regulatory approval. Although SIMPLIFY-1 met its primary efficacy endpoint of non-inferior spleen volume reduction, it did not meet its key secondary efficacy endpoint of non-inferior reduction in Total Symptom Score (TSS); and although SIMPLIFY-2 did not meet its primary efficacy endpoint of superior reduction in spleen volume, it did meet its key secondary efficacy endpoint of superior reduction in TSS. In both SIMPLIFY studies, additional secondary endpoints related to transfusion independence rate, transfusion dependence rate, and rate of red blood cell transfusions all favored momelotinib over control and supported the potential for momelotinib to provide meaningful anemia benefits. Based on post hoc analyses of the data for these trials that we subsequently conducted, we believe the trials showed promising substantive spleen and constitutional symptom control. In addition, we believe momelotinib has the potential to provide a differentiated therapeutic profile encompassing anemia-related benefits. As such, we have determined that there is substantial clinical justification for further development of momelotinib.

While we believe the safety and efficacy profile of momelotinib in patients with myelofibrosis appears promising based on the Phase 3 trial results including the MOMENTUM Phase 3 trial, preclinical and clinical data are often susceptible to varying interpretations and analyses, and even if the trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit momelotinib for approval. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. To the extent that the results of our studies and trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of momelotinib may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of momelotinib.

We may experience numerous unforeseen events during, or as a result of, preclinical studies and clinical trials, including the completion of our MOMENTUM clinical trial, that could delay or prevent our ability to receive marketing approval or commercialize momelotinib or other product candidates, including, but not limited to:

•	undesirable side effects or other unexpected characteristics of momelotinib or other product candidates, causing us or our investigators, regulators or IRBs to suspend or terminate the trials;
•	regulators or IRBs may not authorize us or our investigators to initiate a clinical trial, conduct a clinical trial at a prospective trial site, or amend a clinical trial;
•	government or regulatory delays and changes in regulatory requirements, policy and guidelines, including as a result of the COVID-19 pandemic;
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
•

issues with data retention due to lack of adherence to privacy and data protection legislation;decision by us to conduct additional preclinical studies or clinical trials or abandon product development programs;

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

•	failure of third-party contractors to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols;
•	suspension or termination of clinical trials for various reasons, including unacceptable health risks;
•	imposition of a clinical hold for safety reasons or following an inspection of our clinical trial operations or site by the FDA or foreign regulatory authorities;
•	greater than expected cost of clinical trials;

•	insufficient supply or quality of product candidates or other materials, necessary to conduct clinical trials;
•	FDA rejecting or disagreeing with our statistical plan;
•	FDA disagreeing with the interpretation of our clinical data;
•

delays or additional costs as a result of the United Kingdom’s decision to leave the European Union and resulting need to decouple the United Kingdom’s regulatory system from that of the European Union; and

•	revision of legal or regulatory requirements for approving product candidates.

If we are required to conduct additional preclinical studies or clinical trials or other testing of momelotinib or other product candidates beyond those that we currently contemplate, if we are unable to successfully complete preclinical studies and clinical trials of momelotinib or other product candidates or other testing, or if the results of these studies, trials or tests do not reflect an acceptable safety or efficacy profile, we may:

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

Product development costs will also increase if we experience delays in testing or marketing approvals. We do not know whether any preclinical studies or clinical trials will continue as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical studies and clinical trial delays also could allow our competitors to bring products to market before we do and could impair our ability to successfully commercialize momelotinib or other product candidates, any of which may harm our business and results of operations.

Our business, results of operations and financial condition have been adversely affected and may be materially adversely affected by the COVID-19 pandemic, and a similar public health crises could have a material adverse impact on our business, financial condition and results of operations, including the execution of our clinical trials and the use and sufficiency of our existing cash.

The extent to which the COVID-19 pandemic impacts our business, financial condition and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the COVID-19 pandemic, the emergence of new variants and increased cases which have led to the reimplementation of restrictions in many areas and the actions to contain the virus or treat its impact.

For instance, our MOMENTUM Phase 3 clinical trial for momelotinib was and other trials may be affected by the COVID-19 pandemic. We launched MOMENTUM in the fourth quarter of 2019 and participant dosing, distribution of clinical trial materials, study monitoring and data analysis were and other trials may be delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward COVID-19 pandemic efforts, or other reasons related to the COVID-19 pandemic. Additionally, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trial. Any such delays to our planned clinical timelines could also impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital.

We currently utilize third parties to, among other things, manufacture raw materials, drug product, components, parts, and consumables, perform quality testing and distribute drug product. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where our third-party manufacturing partners and suppliers conduct business and as a result, we have recently begun to experience some supply chain delays including resourcing constraints by some of our manufacturing partners. There is a risk that if our supply chain is further interrupted, it may limit our ability to source drug substance and drug product for our clinical trials and may result in delays to the timing of our commercialization and potentially increase our costs which could materially harm our business. We may experience constrained supply of momelotinib, SRA515 or, with respect to our planned clinical trials, we could again experience delays in planned site initiations and activations, or experience delays in enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, prioritization of hospital resources toward pandemic effort, delays in review by the FDA and comparable foreign regulatory agencies, and further disruptions in our supply chain for momelotinib or SRA515. Any such delays to our planned development timelines and pre-commercialization efforts could also impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital. Challenging and uncertain economic conditions can make capital raising costly and dilutive. We may be unable to raise additional capital if and when needed, which may result in delays or suspension of our development and potential commercial launch plans.

Further, infections and deaths related to the COVID-19 pandemic are disrupting certain healthcare and healthcare regulatory systems globally. Such disruptions could divert healthcare resources away from, or materially delay review by, the FDA and comparable foreign regulatory agencies. As a result of the FDA’s updated industry guidance for conducting clinical trials issued on March 18, 2020, as subsequently updated by the FDA, we may be required to make certain adjustments to our clinical trials, which could delay the submission of our NDA and regulatory approval and increase our costs. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trial or delay in regulatory review resulting from such disruptions could materially adversely affect the development and study of our product candidates. The COVID-19 pandemic may also impact the resources and the availability of FDA to provide feedback and regulatory review or to conduct pre-approval inspections on a timely basis, which will delay our regulatory approval and increase our costs.

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

The spread of COVID-19, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material adverse effect on our business. While the potential economic impact brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets and the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the global effort to control COVID-19 infections could materially and adversely affect our business and the value of our common stock.

The ultimate impact of the COVID-19 pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on our operations, and we will continue to monitor the situation closely. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

If we encounter difficulties enrolling patients in future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including, but not limited to:

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

Our future clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates. This competition reduces the number and types of patients and qualified clinical investigators available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors or clinical trial sites may not allow us to conduct our clinical trial at such site if competing trials are already being conducted there. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. We may also encounter difficulties finding a clinical trial site at which to conduct our trials. Moreover, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, radiation and other approved therapies, rather than enroll patients in any one of our clinical trials. Global pandemics, such as COVID-19, have negatively affected site initiation, as well as recruitment and retention, at sites in regions or cities whose health care system have become overwhelmed due to the pandemic. For example, as a result of the COVID-19 pandemic, during our MOMENTUM clinical trial several sites paused enrollment or deprioritized clinical trial activities and enrollment. In the future, we may also experience delays or pauses in the delivery of required site activity equipment.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our planned clinical trials, which could prevent completion of these clinical trials and adversely affect our ability to advance any product candidates we may develop.

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

We plan to develop product candidates in combination with momelotinib, which can expose us to additional risks.

We plan to develop product candidates in combination with momelotinib or other approved or unapproved therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable foreign regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product or that safety, efficacy, manufacturing or supply issues could arise with any of those existing therapies. If the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or comparable foreign regulatory authorities may require us to conduct additional clinical trials prior to approval of the combination therapy. The occurrence of any of these risks could result in our own products, if approved, being removed from the market, require significantly limiting label changes or being less successful commercially.

We also may choose to evaluate product candidates in combination with one or more therapies that have not yet been approved for marketing by the FDA or comparable foreign regulatory authorities. We will not be able to market and sell any product candidate we develop in combination with an unapproved therapy for a combination indication if that unapproved therapy does not ultimately obtain marketing approval either alone or in combination with our product. In addition, unapproved therapies used in combination face the same regulatory and clinical risks described with respect to our product candidates currently in development and clinical trials, including the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval. If the FDA or comparable foreign regulatory authorities do not approve these other drugs or revoke their approval of, or if safety, efficacy, quality, manufacturing or supply issues arise with, the drugs we choose to evaluate in combination with our product candidate we develop, we may be unable to obtain approval of or market such combination therapy.

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

Regulatory, scientific, ethics committee, and possibly other reviews will be required during the activation process for our any product candidates before the protocol is active at any particular site. It is possible that these reviews could require changes to the design of the study. If the FDA, EMA, MHRA, an ethics committee or scientific review board, or another regulatory authority objects to or otherwise does not accept or approve any future protocols or protocol amendments or requires us to further modify trial protocols, our related planned clinical development program may be delayed or suspended and/or we may not be able to gather information we think would be useful to advance development of our product candidates, and our development programs may be adversely affected.

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

Because we have limited financial and managerial resources, we focus our resources on our product candidate, momelotinib. As a result, we may advertently or inadvertently forgo or delay pursuit of opportunities with other product candidates, including SRA737, that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. In addition, if we halt or terminate programs in order to conserve capital and focus on our remaining program or programs, it may increase our reliance on the success of such programs and raise our exposure to the risk of failure among any of our programs.

While we have currently deprioritized development of SRA737, we are exploring options for future development of this product candidate, if any. However, there can be no assurance that we will successfully obtain development support or the funding, through partnership or collaborations, necessary to advance SRA737 on commercially reasonable terms, or at all.

If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, our stock price may decline.

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory, product development and commercialization goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, our stock price may decline.

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

Provisions of any debt instruments, including the Loan and Security Agreement, may restrict our ability to pursue our business strategies.

In January 2022, we entered into a Loan Agreement with Oxford Finance, LLC pursuant to which we may obtain a loan up to an aggregate principal amount of $125.0 million (of which $50.0 million is subject to the lender’s sole discretion) in four tranches based on certain pre-determined milestones. The Loan and Security Agreement requires us, and any debt instruments we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

•	dispose of assets;
•	complete mergers or acquisitions;
•	incur indebtedness;

•	encumber assets;
•	pay dividends or make other distributions to holders of our capital stock;
•	make specified investments;
•	change certain key management personnel; and
•	engage in transactions with our affiliates.

These restrictions could inhibit our ability to pursue our business strategies. The Loan and Security Agreement includes customary events of default, including, among others, payment defaults, breach of representations and warrants, covenant defaults, cross-defaults to other debt, judgment defaults, insolvency and bankruptcy defaults, a material adverse change default and delisting of our common stock. If we default under the Loan and Security Agreement, and such event of default was not cured or waived, the lenders could terminate commitments to lend and cause all amounts then outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross defaults under any other debt instruments then outstanding. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon a default.

We may incur additional indebtedness in the future. The debt instruments governing such indebtedness could contain provisions that are as, or more, restrictive than our existing debt instruments. The credit facility under the Loan and Security Agreement is secured by a lien covering substantially all of our assets, excluding our intellectual property, until the first date on which the aggregate outstanding principal amount of the term loans equals or exceeds $50.0 million, at which time we agree to grant a security interest in our intellectual property. If we are unable to repay, refinance or restructure our indebtedness when payment is due, the lenders could proceed against the collateral granted to them to secure such indebtedness or force us into bankruptcy or liquidation.

The manufacturing of our product candidates may require outsourced, custom manufacturing and we may encounter difficulties in production, particularly with respect to formulation, process development or scaling up of our manufacturing capabilities. If our third-party manufacturers or suppliers encounter such difficulties, our ability to provide supply of our product candidates for preclinical studies, clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

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

Due to the COVID-19 pandemic we have recently begun to experience some supply chain delays including resourcing constraints by some of our manufacturing partners. There is a risk that if our supply chain is further interrupted, it would limit our ability to source drug substance and drug product for our clinical trials and may result in delays to the timing of our commercialization plans and could potentially increase our costs which would materially harm our business.

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

Our reliance on third-party manufacturing partners or suppliers may cause our supply of research and development, preclinical and clinical development materials as well as future commercial product to become limited or interrupted or fail to be of satisfactory quantity or quality.

We do not have any manufacturing facilities or personnel. We have relied on third parties for the manufacture and supply of preclinical and clinical trial materials in relation to momelotinib and SRA515, including materials for any combination therapy trials that we may undertake, and any future potential product candidates that we may develop for preclinical and clinical testing, as well as for commercial manufacture if momelotinib receives marketing approval. We have engaged, or expect to engage, third-party manufacturers to obtain materials and consumables necessary for the manufacture of momelotinib.

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

While we require our third-party manufacturers and suppliers to comply with cGMPs in the manufacture of clinical trial materials and commercial supply, should we obtain approval of momelotinib, these third-party manufacturers and suppliers may cease to continue to comply with cGMPs—which are FDA requirements for ensuring product quality control—or similar regulatory requirements outside the United States. Our contract manufacturers and suppliers are subject to continual review and periodic inspections to assess compliance with cGMPs. Accordingly, although we are not involved in the day-to-day operations of our contract manufacturers or suppliers, we are ultimately responsible for ensuring that our products and product candidates, and any other materials that may be used in our preclinical studies or clinical trials, are manufactured or supplied in accordance with cGMPs. Therefore, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, quality control and quality assurance. Our failure, or the failure of our third-party manufacturers or suppliers, to comply with applicable regulations could result in momelotinib not being approved or sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of momelotinib or approved products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.

Additionally, our third-party manufacturers have experienced and may continue to experience manufacturing difficulties due to resource constraints or as a result of labor disputes, or unstable political environments, or medical pandemics such as the COVID-19 outbreak. For example, many of our raw materials for manufacture of momelotinib are produced in Asia which could impact our ability to manufacture and supply material for clinical and commercial supply. If our contract manufacturers were to encounter any manufacturing difficulties or delays due to these factors, our ability to provide product candidates to patients in clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.

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

Any performance failure on the part of our existing or future manufacturers or suppliers, any interruption or poor yield or quality of manufactured or supplied materials, or any interruption or delay caused by a third party being subject to governmental regulations or moratoriums could result in additional costs, not having sufficient quantities or sufficient quality and may delay, prevent or impair our development, commercialization or marketing efforts. We do not currently have arrangements in place for redundant supply. If any one of our current contract manufacturers or suppliers cannot perform as agreed, we may be required to replace that manufacturer or supplier. Although we believe that there are several potential alternative manufacturers or suppliers who could manufacture or supply momelotinib or the materials for trials relating to our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

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

Thus, our current and anticipated future dependence upon others for the manufacture or supply of momelotinib or other product candidates and related medicines and materials may adversely affect our development timeline, our future profit margins or our ability to commercialize momelotinib or any future product candidates that receive marketing approval on a timely and competitive basis.

Our product candidates may cause undesirable side effects or have other properties that could halt their development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

It is possible that the FDA or foreign regulatory authorities may not agree with any assessment of the safety profile of momelotinib. Undesirable side effects caused by our product candidates could cause us, IRBs, our CROs, the FDA or foreign regulatory authorities to interrupt, delay or discontinue development and could result in a clinical hold on any clinical trial, or the denial of regulatory approval by the FDA or foreign regulatory authorities for any or all targeted indications. This, in turn, could prevent us from commercializing product candidates and generating revenues from their sale. In addition, if any of our products cause serious or unexpected side effects or are associated with other safety risks after receiving marketing approval, a number of potential significant negative consequences could result, including, but not limited to:

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

•	we may be required to change the way the product is administered or conduct additional preclinical studies or clinical trials; or
•	we may be required to change or stop other ongoing clinical trials that may negatively impact the development of the agent for other indications.

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

We may need to obtain additional capital to complete the potential commercialization of momelotinib and the development and potential commercialization of any future product candidates.

We had cash and cash equivalents of $104.7 million as of December 31, 2021. See Note 11 to our Consolidated Financial Statements under Item 8 of this Form 10-K for additional proceeds received by us during the first quarter of 2022.

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

Our future capital requirements will depend on many factors, including, but not limited to:

•	the results of our planned preclinical studies and clinical trials;
•	the scope, progress, results and costs of product candidate discovery, preclinical development, laboratory testing and clinical trials for our current and future product candidates;
•	the costs, timing and outcome of regulatory review of momelotinib and any other future product candidates;
•	the costs of medical affairs and pre-commercialization activities, including regulatory and reimbursement analysis and market research;

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we require but are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the commercialization of momelotinib or other research and development initiatives. In particular, we do not have sufficient funds on hand to adequately prepare for future momelotinib commercialization, if approved. We could also be required to seek collaborators for momelotinib, at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to such product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. We also may be unable to acquire additional promising product candidates.

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

•	deficiencies in the clinical trial operations or trial sites;
•	the product candidate may have unforeseen adverse side effects;
•	deficiencies in the trial designs necessary to demonstrate efficacy;
•	fatalities or other adverse events (AEs) arising during a clinical trial due to medical problems that may or may not be related to clinical trial treatments;
•	the product candidates may not appear to be more effective than current therapies;
•	the quality or stability of the product candidates may fall below acceptable standards; or
•	failure to adequately demonstrate study conduct oversight, ensure data integrity, and that clinical trial sites complied with the principles of GCPs.

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

Even if we obtain regulatory approval for momelotinib, it may not gain market acceptance among physicians, patients, healthcare payors and/or the medical community. We believe that the degree of market acceptance will depend on a number of factors, including, but not limited to:

•	timing of market introduction of momelotinib and competitive products;
•	safety and efficacy of our product;
•	prevalence and severity of any side effects;
•	potential advantages or disadvantages over alternative treatments;
•	strength of marketing and distribution support;
•	price of our products, both in absolute terms and relative to alternative treatments;
•	availability of coverage and reimbursement from government and other third-party payors and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement; and
•	sequencing of available products.

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

To our knowledge, there are currently three approved myelofibrosis drugs that specifically rely on JAK inhibition. Ruxolitinib, marketed by Incyte Corporation as Jakafi® in the United States and by Novartis as Jakavi in the rest of the world and fedratinib, marketed by Celgene Corporation (now part of Bristol Meyers Squibb (BMS)) as Inrebic® in the United States and Europe. Both of these are approved for intermediate and high-risk myelofibrosis. Recently, pacritinib, marketed by CTI Biopharma Corp as Vonjo® was approved for a subset of myelofibrosis patients with platelet counts less than 50,000/uL. However, to our knowledge, there are no drugs that target JAK1, JAK2 and ACVR1/ALK2 on the market, nor in development. Other competitors developing myelofibrosis therapeutics include BMS, Morphosys (formerly Constellation Pharma), AbbVie, Kartos, Incyte and Geron. BMS is developing luspatercept in a Phase 3 clinical trial for myelofibrosis. Morphosys is developing pelabresib (CPI-0610), a BET inhibitor in Phase 3 clinical trial in combiniation with ruxolitinib. AbbVie is currently conducting two Phase 3 clinical trials in combination with ruxolitinib for JAKi naïve and previously JAKi treated patients. Kartos announced clinical trial plans for KRT-232, a MDM2 inhibitor for JAKi relapsed or refractory myelofibrosis patients. Incyte is conducting Phase 3 clinical trials to evaluate parsaclisib, in combination with ruxolitinib. Geron is conducting a Phase 3 trial for imetelstat for relapsed and refractory myelofibrosis. In addition, there are several Phase 1 and

Phase 2 clinical trials being conducted in myelofibrosis by various companies, including a Phase 2 study of a deuterated form of momelotinib being run by Zelgen Biopharmaceuticals in China. Several additional companies are advancing assets in the early stages of development potentially for the myelofibrosis market. If momelotinib is approved, it will compete with existing therapies for the indication or indications for which it is approved. While we believe that momelotinib may have the ability to provide an anemia benefit in addition to treating the other manifestations of myelofibrosis, which we believe is unique within the JAK inhibitor class of agents, the market for momelotinib is competitive, and physicians and other prescribers may not recommend or prescribe momelotinib over competing products.

To our knowledge, there are no approved drugs that specifically target BET inhibitors. BMS, Incyte, Morphosys and AbbVie are all developing BET inhibitors as monotherapy or in combination with approved JAK inhibitors, across various stages of clinical development.  Plexxicon and Zenith Epigenetics are also developing BET inhibitors in combination for solid and hematological malignancies. To our knowledge, SRA515 is the only bivalent, BRD4 specific inhibitor in clinical development. If SRA515 is approved, it will compete with existing therapies and currently marketed drugs for the indication or indications for which it is approved.

To our knowledge, there are no approved drugs that specifically target Chk1 on the market, but there are a number of competitors in clinical development, at a similar stage of development or more advanced than us. To our knowledge, Esperas Pharma is conducting a Phase 1/2 clinical trial of an oral Chk1 inhibitor as monotherapy and in combination with gemcitabine in patients with advanced or metastatic cancer. Acrivon Therapeutics recently in-licensed the Chk1/Chk2 inhibitor ACR-368 (formally prexasertib) from Eli Lilly and intends to develop in various solid tumors.  There are also preclinical programs focused on developing Chk1 inhibitors. If SRA737 is approved, it will compete with existing therapies and currently marketed drugs for the indication or indications for which it is approved.

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

Our commercial opportunity could be reduced or eliminated if any competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may develop. Our competitors also may obtain FDA or foreign regulatory approval for their product candidates more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors who may place restrictions on patient access to our drugs in seeking to encourage the use of generic or cheaper drugs. If we fail to compete effectively, our business and operating results would be harmed.

We are dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive oncology industry depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We have in the past and may in the future continue to experience changes in our executive management team resulting from the departure of executives or subsequent hiring of new executives, which may be disruptive to our business. Any changes in business strategies can create uncertainty, may negatively impact our ability to execute our business strategy and advance development, and may ultimately be unsuccessful. The impact of hiring new executives may not be immediately realized. We are substantially dependent on the continued service of our existing management, scientific and medical personnel, including Dr. Stephen Dilly, our President and Chief Executive Officer and Dr. Barbara Klencke, our Chief Medical Officer, because of their familiarity with momelotinib and our development efforts. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, including due to illness resulting from COVID-19, and our inability to find suitable replacements, could result in delays in product development and harm our business.

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

Prior to acquiring momelotinib, our most advanced product candidate was in Phase 1/2 development. Advancing momelotinib, if approved, through commercialization will require us to develop or expand our regulatory, manufacturing, medical affairs, marketing and sales capabilities or contract with third parties to provide these capabilities for us. If approved, we must also successfully integrate the employees and operations related to the commercialization of momelotinib. Maintaining additional relationships and managing our future growth will impose significant added responsibilities on members of our management. We must be able to manage our development efforts effectively, manage our clinical trials effectively, hire, train and integrate additional management, development, medical affairs, administrative and sales and marketing personnel, improve our managerial, development, operational and finance systems, and expand our facilities, all of which may impose a strain on our administrative and operational infrastructure. Our future financial performance will depend, in part, on our ability to manage this growth effectively. Even after regulatory approval, we may not be able to accomplish these tasks, failure of which could prevent us from successfully commercializing momelotinib.

If we are unable to adequately prepare the market for the potential future commercialization of a product, we may not be able to generate product revenue once marketing authorization is obtained. We are currently establishing our marketing and sales organization and have limited experience in marketing products. If we are unable to successfully establish marketing and sales capabilities or enter into agreements with third parties to market and sell momelotinib or any future product candidates, we may not be able to generate product revenue.

We have substantial preparations remaining to be ready for potential future commercialization, and currently have limited commercialization expertise, including no sales, marketing or distribution capabilities and no experience in marketing products. Advancing momelotinib to potential approval will require us to begin commercialization preparation activities and incur related expenses before we obtain final trial results and know whether MOMENTUM will support regulatory approval. These activities will include, among other things, the development of an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other companies to recruit, hire, train and retain qualified marketing and sales personnel. If we are unable to adequately prepare the market for the potential future commercialization of a product, we may not be able to generate product revenue once marketing authorization is obtained.

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

Despite our efforts to implement effective administrative, technical, and physical security measures and controls, our internal information technology systems and those of our CROs and other contractors and consultants may become vulnerable to damage and other impacts from security breaches and other incidents and/or unauthorized access, use, and disclosure of protected health information (PHI) and other data. The prevalent use of mobile devices also increases the risk of data security breaches and incidents resulting from lost or stolen devices or compromised security controls. In the ordinary course of our business, we and our CROs and other contractors and consultants collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information, health information, financial information, and other confidential information. It is critical that we and our CROs and other contractors and consultants do so in a secure manner in order to ensure the confidentiality, integrity, and availability of such sensitive information. We and certain of our CROs and other contractors and consultants have in the past experienced, and may in the future experience, a security breach or other security incident. When we have experienced security breaches in the past, we took action designed to prevent additional unauthorized access, put further security controls in place where appropriate and worked with outside counsel for any necessary reporting requirements. Any material system failure or security breach or incident could cause interruptions in our operations and could result in a material disruption of our development programs and our business operations. For example, the loss of data from completed or future preclinical studies or clinical trials could result in significant delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on other third parties for the manufacture of momelotinib and to conduct studies and trials, and similar events relating to their information technology systems could also have a material adverse effect on our business. To the extent that any disruption or security breach or incident were to result in a loss of, or damage to, our data or applications, or inappropriate access to, or use, acquisition, or disclosure of confidential or proprietary information, including personal and sensitive information, we could incur liability and the commercialization of momelotinib could be significantly delayed.

Unstable or unfavorable global market and economic conditions may have adverse consequences on our business, financial condition and stock price.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. We cannot assure you that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy and stock price may be adversely affected by any such economic downturn, volatile business environment or large-scale unpredictable or unstable market conditions, including a prolonged government shutdown, conflict between Russia and Ukraine or as a result of a global pandemic such as the COVID-19 pandemic. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused and could result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock.

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

Even if our product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, healthcare payors and others in the medical community. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

•	the efficacy and safety profile as demonstrated in clinical trials compared to alternative treatments;
•	the timing of market introduction of the product candidate as well as competitive products;
•	the clinical indications for which the product candidate is approved;
•

restrictions on the use of our product candidates, such as boxed warnings or contraindications in labeling, or a REMS, if any, which may not be required of alternative treatments and competitor products;

•	the potential and perceived advantages of product candidates over alternative treatments;
•	the cost of treatment in relation to alternative treatments;
•

pricing and the availability of coverage and adequate reimbursement by third-party payors, including government authorities and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement;

•	relative convenience and ease of administration;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the effectiveness of sales and marketing efforts;
•	unfavorable publicity relating to our products or product candidates or similar approved products or product candidates in development by third parties; and
•	the approval of other new therapies for the same indications.

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

•	foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials or our interpretation of data from nonclinical studies or clinical trials;
•	approval policies or regulations of foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;
•	impact of the COVID-19 pandemic on our ability to produce our product candidates and conduct clinical trials in foreign countries;
•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets including as a result of the conflict between Russia and Ukraine;
•	compliance with legal requirements applicable to privacy, data protection, information security and other matters;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•	difficulties staffing and managing foreign operations;
•	complexities associated with managing multiple payor reimbursement regimes and government payors in foreign countries;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;

•

challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geo-political actions, including war and terrorism including the conflict between Russia and Ukraine.

These and other risks associated with international operations may materially adversely affect our ability to attain or maintain profitable operations.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be significantly limited, or entirely restricted.

As of December 31, 2021, we had gross U.S. federal operating loss carryforwards of $52.7 million that are eligible for an indefinite carryforward, and gross state operating loss carryforwards of $51.8 million, expiring in years ranging from 2022 to 2041. We also had U.S. net tax credit carryforwards of $11.2 million which begin to expire in 2039 and net tax credit carryforwards in a foreign jurisdiction of $0.8 million which begin to expire in 2039. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5% stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws.

We have experienced ownership changes in the past, including in 2017 and 2019, and as a result of common stock issuances and changes in the stock ownership that occurred subsequent to 2019, an ownership change under Section 382 is deemed to have occurred during the first quarter of 2022. As such, certain tax attributes existing as of the date of the ownership changes may not be available for future use. The loss or ultimate limitation of these attributes will not have any impact on the financial statements since our net U.S. deferred tax assets are offset by a full valuation allowance. We may experience additional ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income and taxes may be subject to limitations. We may have exposure to greater than anticipated tax liabilities, which could adversely impact our operating results.

Under the Tax Cuts and Jobs Act as modified by the Coronavirus Aid Relief and Economic Security Act, or the Tax Act, U.S. federal net operating losses arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of such U.S. federal net operating losses in any particular taxable years beginning after December 31, 2020 is limited to 80% of that years taxable income.

Changes in U.S. and foreign tax laws, as well as the application of such laws, could adversely impact our financial position and operating results.

We are a U.S.-based multinational company subject to tax in certain U.S. and foreign tax jurisdictions. All of these jurisdictions have in the past and may in the future make changes to their corporate income tax rates and other income tax laws which could adversely affect our future income tax provision. For example, our future income tax obligations could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, by changes in the amount of unrecognized tax benefits, or by changes in tax laws, regulations, accounting principles, or interpretations thereof, including changes with possible retroactive application or effect. Further, U.S. federal, state and local, as well as international tax laws and regulations are extremely complex and subject to varying interpretations. Although we believe that our tax estimates and tax positions are reasonable, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. If we are unsuccessful in such a challenge, the relevant tax authorities may assess additional taxes, which could result in adjustments to, or impact the timing or amount of, taxable income, deductions or other tax allocations, which may adversely affect our results of operations and financial position.

Our quarterly operating results may fluctuate significantly, which may cause our stock price to fluctuate or decline.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including, but not limited to:

•	variations in the level of expense related to development programs;
•	results of preclinical studies and clinical trials, or the addition or termination of preclinical studies, clinical trials or funding support;
•	the timing of the release of results from any preclinical studies and clinical trials;
•	the timing and amount of milestone and royalty payments;
•	changes in the competitive landscape or market opportunity for momelotinib;
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

The standards that the FDA and foreign regulatory authorities use when regulating us are not always applied predictably or uniformly and can change. Because the product candidates we are developing or may develop may represent a new class of drug, the FDA and foreign regulatory authorities have not yet established any definitive policies, practices or guidelines in relation to these drugs. The lack of policies, practices or guidelines may hinder or slow review by the FDA or foreign regulatory authorities of any regulatory filings that we may submit. Moreover, the FDA or foreign regulatory authorities may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the development of any product candidates.

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

Brexit is also expected to disrupt the operation of pre- and post-authorization clinical trial infrastructure. The rules around GMP and pharmacovigilance in the UK currently remain similar to the EU requirements. However, the Falsified Medicines Directive will not apply in Great Britain though it is likely that the UK will implement a procedure to minimize the risk of falsified medicines.

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

If we or any of our independent contractors, consultants, collaborators, manufacturers, vendors or service providers fail to comply with healthcare, privacy and data security laws and regulations, we or they could be subject to enforcement actions, which could result in significant penalties and affect our ability to develop, market and sell momelotinib or any future product candidates and may harm our reputation.

We are or may in the future be subject to federal, state, and foreign healthcare, privacy and data security laws and regulations pertaining to, among other things, fraud and abuse, data protection and patients’ rights. These laws and regulations include, but are not limited to:

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), which imposes requirements on certain types of people and entities relating to the privacy, security, and transmission of individually identifiable PHI, and requires notification to affected individuals and regulatory authorities of certain breaches of security of PHI;

•

the federal Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, to report annually to the Centers for Medicare & Medicaid Services (CMS) information related to payments and other transfers of value to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare providers (such as physician assistants and nurse practitioners) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members, which is published in a searchable form on an annual basis; and

•

state laws comparable to each of the above federal laws, such as, for example, anti-kickback and false claims laws that may be broader in scope and also apply to commercial insurers and other non-federal payors, requirements for mandatory corporate regulatory compliance programs, and laws relating to patient data privacy and security. Other state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

In the European Union (EU), the General Data Protection Regulation (GDPR) established new and expanded operational requirements for entities that process, or control personal data generated in the EU, including consent requirements for disclosing the way personal information will be used, information retention requirements, notification requirements in the event of a data breach, and other requirements. In addition, the GDPR imposes strict rules on the transfer of personal data out of the European Economic Area (EEA) and Switzerland to the United States. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. Recent developments have also created uncertainty regarding the rules around such data transfers.

Any actual or alleged violation of the GDPR could result in regulatory investigations and other proceedings, reputational damage, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. Additionally, following the United Kingdom’s exit from the European Union, the UK is a “third country” under the GDPR. In particular, we face exposure in the European Economic Area and the United Kingdom under two parallel regimes, each with the power to impose fines up to the greater of either 4% of total global annual revenue, or €20 million (for the EU) or £17.5 million (for the United Kingdom). We may incur liabilities, expenses, costs, and other operational losses under the GDPR, and applicable laws and regulations relating to privacy and data protection of EU member states and the United Kingdom, in connection with any measures we take to comply with them.

In July 2020, the Court of Justice of the EU (CJEU) invalidated the EU-U.S. Privacy Shield as a mechanism for managing personal data transfers between the EU and the U.S. and onward to other countries. Additionally, in September 2020, the Federal Data Protection and Information Commissioner of Switzerland opined that the Swiss-U.S. Privacy Shield did not provide an adequate level of protection for data transfers from Switzerland to the U.S. pursuant to Swiss data protection law. While the CJEU upheld the adequacy of EU-specified standard contractual clauses (SCCs), a form of contract approved by the European Commission as an adequate data transfer mechanism, the CJEU made clear that reliance on them alone may not necessarily be sufficient in all circumstances and that their use must be assessed on a case-by-case basis taking into account the surveillance laws and right of individuals in the U.S and other onward countries. EU regulators released new SCCs in June 2021 that are required to be implemented over time. Data protection authorities may require measures to be put in place in addition to the SCCs for transfers to countries outside of the EEA, as well as Switzerland and the United Kingdom.

We are currently certified under the EU-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield with respect to our transfer of certain personal data from the EEA to the U.S. We are, however, in the process of updating the mechanisms we currently use to transfer personal data from the EEA and the United Kingdom to the U.S., and any additional mechanisms that may be required to maintain adequate safeguards for personal data transfer, including in light of the new SCCs issued by the European Commission on June 4, 2021. As a result, we may be unsuccessful in maintaining appropriate compliance mechanisms for our transfer and receipt of personal data from the EEA or the United Kingdom and to the U.S. and may be at risk of experiencing reluctance or refusal of European or multi-national partners, clinical trial sites or other third parties with whom we do business and incurring potential regulatory penalties, which may have an adverse effect on our reputation and business.

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

In the United States, state and federal lawmakers and regulatory authorities have increased their attention on the collection and use of personal information. In the United States, non-sensitive personal information generally may be used under current rules and regulations, subject to certain restrictions, so long as the person does not affirmatively “opt-out” of the collection or use of such data. If an “opt-in” model or additional required “opt-outs”, were to be adopted in the United States, less data would be available, and the cost of data would be higher. For example, California enacted the CCPA, which gives California residents new rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. Further, in November 2020, California voters passed the California Privacy Rights Act (CPRA). The CPRA, which will take effect on January 1, 2023 and creates obligations with respect to certain data relating to consumers as of January 1, 2022, significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creates a new entity, the California Privacy Protection Agency, to implement and enforce the law. The CCPA and CPRA present many unresolved compliance complexities. The CCPA and CPRA may increase our compliance costs and potential liability. In addition to the CCPA, numerous other states’ legislatures are considering similar laws that will require ongoing compliance efforts and investment. For example, in March 2021, Virginia enacted a Consumer Data Protection Act that will go into effect on January 1, 2023 and in June 2021, Colorado enacted a Colorado Privacy Act that will go into effect on July 1, 2023, both of which share similarities with the CCPA, CPRA, and legislation proposed in other states.

Additionally, if our operations are found to be in violation of any such health care, privacy and data security laws and regulations, we may be subject to significant penalties, including administrative, civil and criminal penalties, monetary damages, disgorgement, imprisonment, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA or foreign regulatory authorities, fees from regulators, fines, significant settlements or judgments resulting from the CCPA’s private right of action, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, any of which could adversely impact our financial results. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation by a private party or governmental agency could cause us to incur significant legal expenses, adversely impact our reputation, and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

The insurance coverage and reimbursement status of newly approved products is uncertain. Any products we develop may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices or healthcare reform initiatives, thereby harming our business.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. Many countries require approval of the sale price of a drug before it can be marketed. The pricing review period begins after marketing or product licensing approval is granted in most cases. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. Although we intend to monitor these regulations, we are currently unable to assess the full impact of such price regulations on our momelotinib program. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenues we are able to generate from the sale of the product in that country.

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. In many jurisdictions, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-

effectiveness data for the use of our products. If we are not currently capturing the scientific and clinical data that will be required for reimbursement approval, we may be required to conduct additional trials, which may delay or suspend reimbursement approval. Additionally, in the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of momelotinib to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

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

Further, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the PPACA) substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the pharmaceutical industry in the United States. There have been executive, judicial and Congressional challenges to certain aspects of the PPACA. For example, On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the PPACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the PPACA and our business.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Bipartisan Budget Act of 2018 also amended the PPACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The American Taxpayer Relief Act of 2012, or ATRA, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Other legislative changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments, including the Infrastructure Investment and Jobs Act, will remain in effect through 2031 with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester.

There has also been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, in 2020, under the Trump administration, the U.S. Department of Health and Human Services (HHS) and CMS issued various rules that were expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, importation of prescription drugs from Canada and other countries, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of these new rules. As a result, the Biden administration and HHS have delayed the implementation or published rules rescinding some of these Trump-era policies. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. Pursuant to the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of approved products, which could have a material impact on our business. Further, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases and allowing Medicare to negotiate pricing for certain covered drugs. The impact of these and future reform measures on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biotechnology products. We cannot be sure to what extent these and future legislative and regulatory efforts, whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization if we obtain regulatory approval for any of our products. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or additional pricing pressures on any of our products that may receive regulatory approval.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA Good Manufacturing Practices. However, the FDA may not be able to continue its current inspection pace, and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. We cannot ensure that FDA or any other regulatory authority will conduct a timely pre-approval inspection of our manufacturing sites or clinical trial sites, which could significantly delay approval of our product candidates. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. In the event of any prolonged government shutdown or other disruption, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities on a timely basis, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns, disruptions or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Obtaining and maintaining regulatory approval for momelotinib or any future product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of any of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval for momelotinib or any future product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

In December 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Act that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) revisions to uses and limitations of net operating loss carryforwards, (iii) a partial limitation on the deductibility of business interest expense, and (iv) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a participation exemption system (along with certain rules designed to prevent erosion of the U.S. income tax base).

In addition, beginning in 2022, the tax act will require U.S. research and experimental expenditures to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the U.S. must be capitalized and amortized over a 15-year period. Further, the Tax Act, among other things, reduces the orphan drug credit from 50% to 25% of qualifying expenditures. When and if we become profitable, this amortization of research and experimental expenditures and reduction in orphan drug tax credits may result in an increased federal income tax burden, as it may cause us to pay federal income taxes earlier under the revised tax law than under the prior law and, despite being partially off-set by a reduction in the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, may increase our total federal tax liability.

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

If we fail to comply with our obligations under our strategic agreements, we may be required to pay damages.

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

Under our license agreement with AstraZeneca for SRA515 (formerly AZD5153) and related compounds, the Company has agreed to pay AstraZeneca up to $208.0 million upon the achievement of certain development, regulatory and commercial milestones, and a tiered royalty on worldwide net sales ranging from high single-digits to low double-digits. If we breach any of our obligations under this agreement, we may be subject to damages.

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

•	any disputes with Gilead regarding our acquisition of momelotinib and assumption of the related clinical trials;
•	announcements of significant acquisitions, strategic partnerships, collaborations, joint ventures or capital commitments by us or our competitors;
•	our ability to acquire or in-license new product candidates to grow our pipeline;
•	adverse results or delays in preclinical studies or clinical trials;
•	changes in laws or regulations applicable to our product candidates including momelotinib, including but not limited to clinical trial requirements for approvals;
•	adverse developments concerning our manufacturers;

•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•	our inability to establish collaborations if needed, or to out-license our product candidates including momelotinib or technologies on favorable terms or at all;
•	our failure to commercialize our product candidates including momelotinib;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of our product candidates including momelotinib;
•	the size and growth of our initial target markets;
•	our ability to successfully treat additional types of cancers or at different stages;
•	actual or anticipated variations in quarterly operating results;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	overall performance of the equity markets;
•	sales of our common stock by us or our stockholders in the future;
•	the low trading volume and limited public market for our common stock;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•	actions instituted by activist shareholders or others;
•	general political and economic conditions, including global pandemics such as COVID-19 or the conflict between Russia and Ukraine;
•	fiscal and monetary stimulus measures to counteract the impact of the COVID-19 pandemic; and
•	other events or factors, many of which are beyond our control.

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

We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. For example, in November 2019, we conducted a public equity offering where we raised net proceeds of approximately $97.7 million in a substantially dilutive transaction to our pre-existing investors. In August 2020, we filed a prospectus supplement pursuant to which we issued and sold $20.0 million of our common stock in ATM offerings. In February 2021, we filed a prospectus supplement pursuant to which we can issue and sell an aggregate of up to an additional $30.0 million of our common stock from time to time in ATM offerings. In addition, on May 7, 2021, we filed a prospectus supplement, pursuant to which we can issue and sell an aggregate of up to an additional $50.0 million of our common stock from time to time in ATM offerings. Also, on November 5, 2021, we filed a prospectus supplement, pursuant to which we can issue and sell an aggregate of up to an additional $50.0 million of our common stock from time to time in the ATM offerings. As of December 31, 2021, we sold 5,049,720 shares under the ATM Program (including the amounts sold under the prospectus supplement filed in August 2020) for net proceeds of $87.1 million, net of commissions and offering expenses. As of December 31, 2021, there was $59.6 million under the ATM program. In addition, in January 2022, we completed an underwritten public offering of 4,074,075 shares of our common stock and pre-funded warrants to purchase up to 925,925 shares of our common stock. As part of the underwritten public offering, in February 2022, we issued an additional 750,000 shares of common stock representing the underwriters’ full exercise of their over-allotment option. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock, and, accordingly, the trading price of our common stock may significantly decrease. In addition, our issuance of additional shares of common stock, including upon exercise of our outstanding warrants, will dilute the ownership interests of our existing common stockholders.

We have a significant number of outstanding warrants which may cause significant dilution to our stockholders, have a material adverse impact on the market price of our common stock, make it more difficult for us to raise funds through future equity offerings and discourage an acquisition of us by a third party.

As more fully described in Note 8 in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K under the subheading “Common Stock Warrants,” we issued Series A warrants and Series B warrants in connection with our November 2019 public offering of Series A Preferred Stock and warrants to Gilead pursuant to the amendment to the Asset Purchase Agreement.

Although certain of the warrants have been exercised as detailed in Note 11 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, to the extent additional warrants are exercised, additional shares of common stock will be issued and such issuance may dilute existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares. In addition, the perceived risk of dilution as a result of the significant number of outstanding warrants may cause our common stockholders to be more inclined to sell their shares, which would contribute to a downward movement in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our common stock price could encourage investors to engage in short sales of our common stock, which could further contribute to price declines in our common stock. The fact that our warrant holders can sell substantial amounts of our common stock in the public market could make it more difficult for us to raise additional funds through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, or at all.

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

Further, our warrants could make the structuring of any strategic transaction more complex and affect the terms of any such strategic transaction. In connection with certain “fundamental transactions” involving a change in control of our company, the surviving entity is required to either (1) assume all of our obligations under the warrants or (2) deliver in connection with the closing of a fundamental transaction in exchange for the cancellation of the warrants, consideration equal in value to the Black-Scholes value of the remaining unexercised portion of the warrants, with an assumed volatility of 100%. These provisions could deter a third party from acquiring us even where the acquisition could be beneficial to you. Any negotiated alternative to such treatment of the warrants would require the approval of the holders of warrants exercisable for the majority of the shares underlying the warrants. Three of our ten directors are affiliated with investors that hold a majority-in-interest of the Series A warrants. The holders of warrants could exercise their rights under the warrants in a manner that benefits their interests relative to the holders of common stock generally.

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

As of December 31, 2021, our executive officers, directors and 5% stockholders collectively beneficially owned a majority of our outstanding voting shares. Four of our current directors are each affiliates of certain 5% stockholders. As of December 31, 2021, these 5% stockholders beneficially own 84.6% of the voting power of our company. Therefore, if such holders acted in concert, these holders may have the ability to influence us through their ownership position and through representation on our board of directors. For example, numerically, these holders may be able to determine the outcome of votes with respect to elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. They also have contractual rights under the warrants that they may exercise in a manner that adversely impacts the interest of holders of capital stock that do not hold warrants. This concentrated ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or momelotinib.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. In November 2019 we conducted a public equity offering where we raised net proceeds of approximately $97.7 million in a substantially dilutive transaction to our pre-existing investors. In August 2020, we filed a prospectus supplement pursuant to which we issued and sold $20.0 million of our common stock. In February 2021, we filed a prospectus supplement pursuant to which we can issue and sell an aggregate of up to $30.0 million of our common stock from time to time in ATM offerings. In addition, on May 7, 2021, we filed a prospectus supplement, pursuant to which we can issue and sell an aggregate of up to an additional $50.0 million of our common stock from time to time in the ATM offerings. Also, on November 5, 2021, we filed a prospectus supplement, pursuant to which we can issue and sell an aggregate of up to an additional $50.0 million of our common stock from time to time in the ATM offerings. As of December 31, 2021, we sold 5,049,720 shares under the ATM Program (including the amounts sold under the prospectus supplement filed in August 2020) for net proceeds of $87.1 million, net of commissions and offering expenses. As of December 31, 2021, there was $59.6 million under the ATM program. In addition, in January 2022, we completed an underwritten public offering of 4,074,075 shares of our common stock and pre-funded warrants to purchase up to 925,925 shares of our common stock. As part of the underwritten public offering, in February 2022, we issued an additional 750,000 shares of common stock representing the underwriters’ full exercise of their over-allotment option. The shares of common stock and the pre-funded warrants were offered at a price of $27.00 and $26.999 per shares, respectively. The aggregate net proceeds from the offering were $145.6 million, after deducting underwriting discounts and commissions and other estimated offering expenses. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be further diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or momelotinib or grant licenses on terms unfavorable to us.

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline. These sales, or the perception in the market that our officers, directors or the holders of a large number of shares of our common stock intend to sell shares, could reduce the market price of our common stock. Our directors, executive officers and certain stockholders affiliated with our directors entered into lock-up agreements in connection with the recent underwritten offering. However, we cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. Future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of outstanding options, or the perception that such sales may occur, however, could adversely affect the market price of our common stock and also could adversely affect our future ability to raise capital through the sale of our common stock or other equity-related securities of ours at times and prices we believe appropriate. Additionally, our stockholders may be further diluted by the exercise of the pre-funded warrants we issued earlier this year.

Shares of our common stock are subordinate to any preferred stock we may issue and to any current and future indebtedness.

Shares of our common stock rank junior to any shares of our preferred stock that we may issue in the future and to any future indebtedness we may incur, as well as to all creditor claims and other non-equity claims against us and our assets available to satisfy claims on us, including claims in a bankruptcy or similar proceeding. Any future indebtedness and preferred stock may restrict, payment of dividends on our common stock.

Furthermore, unlike indebtedness, where principal and interest customarily are payable on specified due dates, in the case of our common stock, (i) dividends are payable only when and if declared by our board of directors or a duly authorized committee of our board of directors, and (ii) as a corporation, we are restricted to making dividend payments and redemption payments out of legally available assets. We have never paid a dividend on our common stock and have no current intention to pay dividends in the future. Furthermore, our common stock places no restrictions on our business or operations or on our ability to incur indebtedness or engage in any transactions, subject only to the voting rights available to our shareholders generally.

General Risks

We may be unable to adequately protect our information technology systems from cyberattacks and other security breaches or incidents, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure.

Maintaining the security of our computer information systems and communication systems is a critical issue and we devote considerable internal and external resources to maintaining the security and protection of our systems, but no security measures can provide absolute security. The complexity of our computer systems may make them vulnerable to service interruption, breaches of security, disruption of data integrity, inadvertent errors that expose our data or systems, malicious intrusion, or random attacks. Likewise, privacy or data security incidents or intentional or non-malicious breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information we maintain may be exposed to unauthorized persons or to the public, or that risk of loss or misuse of this information could occur, resulting in litigation and potential liability for us, damage our brand and reputation, or otherwise materially adversely affect our business, results of operations, and financial condition.

Cyberattacks upon systems, across industries, are increasing in their frequency, persistence, and sophistication, and are being conducted by sophisticated, well-funded, and organized groups and individuals. These cyberattacks may occur on our systems or those of our CROs or other third-party providers or partners. Additionally, certain threats are designed to remain dormant or undetectable until launched against a target and we may not be able to implement adequate preventative measures. Such cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, the deployment of harmful malware, ransomware attacks, denial-of-service, and/or other means to threaten data confidentiality, integrity and availability. Those engaging in attacks may implement social engineering techniques to induce our employees or contractors to disclose passwords or other sensitive information or take other actions to gain improper access to data or systems. Further, we engage third-party service providers to store and otherwise process sensitive and personal information, including our CROs. Our CROs and other service providers and partners face substantial risks of security breaches and incidents. Security breaches and other security incidents may result from malfeasance, error or negligence of our employees, contractors, CROs or other service providers or partners. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the loss or misappropriation of confidential business information and trade secrets, unauthorized access to or other compromise of personal information or other sensitive information, and the disclosure of corporate strategic plans. We have in the past experienced, and may in the future experience, a compromise of our data or information technology systems, or one or more other events, including employee or contractor error or malfeasance, that results in unauthorized access to, or acquisition, use, or disclosure of, confidential or proprietary information about our company or sensitive information about individuals, such as employees or clinical trial participants, including PHI and other types of personal information. There can be no assurance that our cybersecurity protection efforts will prevent information security breaches or incidents we or those who maintain or process data on our behalf, including CROs and other contractors and consultants, may suffer that would result in business, legal or reputational harm to us, or would have a material adverse effect on our operating results and financial condition. We also may be required to incur significant costs in an effort to detect and prevent security breaches and other security-related incidents. Confidential information obtained by third parties in connection with past or future attacks could be used in ways that adversely affect our company or our stockholders.

Also, the majority of our workforce works remotely rather than in our offices, and we may be more susceptible to security breaches and incidents as a result. Our service providers may be more susceptible to security breaches and other security incidents while social distancing measures restrict the ability of their employees to work at offices to combat the COVID-19 pandemic. Depending on the nature of any information compromised, in the event of a data breach or other unauthorized access to our sensitive information, we may also have obligations to notify affected individuals and regulators about the incident, and we may be required or find it appropriate to provide some form of remedy, such as a subscription to credit monitoring services, pay significant fines to one or more regulators, or pay compensation in connection with a class-action settlement.

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

Item 1B.Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located in San Mateo, California, where we occupy approximately 3,800 square feet of office space under a lease that expires on April 30, 2025. We believe that this facility is sufficient to meet our current needs.

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

Our common stock is listed on the Nasdaq Global Market. Our stock trades under the symbol “SRRA”. As of March 7, 2022, there were 50 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

 Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. In addition, our ability to pay cash dividends is currently prohibited by the terms of our Loan and Security Agreement with Oxford Finance, LLC.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders. See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the historical consolidated financial statements and the notes thereto included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data.” A discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 11, 2021. This discussion and other parts of this Annual Report contain forward-looking statements that reflect our plans, objectives, expectations, intentions and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Annual Report. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors.”

Overview

We are a late-stage biopharmaceutical company on a mission to deliver targeted therapies that treat rare forms of cancer. Our main focus is the development and potential commercialization of momelotinib, an investigational agent for the treatment of myelofibrosis. In January 2022, we announced positive topline results from our global Phase 3 clinical trial for patients with myelofibrosis who are symptomatic and anemic and previously treated with an approved JAK inhibitor, called MOMENTUM. Approximately 1,000 myelofibrosis patients have received momelotinib through clinical trials at different stages of clinical development, and several of our clinical trial patients have remained on treatment more than 11 years later.

In the fourth quarter of 2019, we launched MOMENTUM, a randomized double-blind Phase 3 trial designed to enroll 180 myelofibrosis patients who were symptomatic and anemic and had been treated previously with a JAK inhibitor. The Primary Endpoint of the trial is the Total Symptom Score (TSS) response rate of momelotinib compared to danazol at Week 24. Danazol has been selected as an appropriate treatment comparator given its use to ameliorate anemia in myelofibrosis patients, as recommended by National Comprehensive Cancer Network (NCCN) and European Society for Medical Oncology (ESMO) guidelines. Patients were randomized 2:1 to receive either momelotinib or danazol. After 24 weeks of treatment, patients on danazol were allowed to crossover to receive momelotinib.

During 2020 and 2021, we operationalized the MOMENTUM trial on a global basis despite the ongoing COVID-19 pandemic. In June 2021, we announced that the MOMENTUM Phase 3 clinical trial enrollment was completed, enrolling 195 patients based on a planned 180 patients. We recently announced that the MOMENTUM Phase 3 clinical trial met all of its primary and key secondary endpoints. We expect to submit a new drug application (NDA) to the U.S. Food and Drug Administration (FDA) for regulatory approval in the second quarter of 2022, and if approved, we could anticipate a commercial launch early in the first half of 2023. There are 15,000 prevalent myelofibrosis patients with anemia in the United States, which represents a potential addressable market for anemic myelofibrosis patients of $3.0 billion. We continue to explore opportunities to expand our pipeline via potential combination therapy studies involving momelotinib in combination with other therapeutic candidate(s), including with our newly in-licensed compound SRA515.

SRA515 (formerly AZD5153), is a potent and selective bromodomain-containing protein 4 (BRD4) bromodomain and extraterminal (BET) inhibitor with a novel bivalent binding mode that we acquired in August 2021 via an exclusive global licensing agreement with AstraZeneca AB (AstraZeneca). We plan to initiate a Phase 2 study examining momelotinib in combination with SRA515 for the treatment of myelofibrosis in the first half of 2022.

Our portfolio also includes SRA737, a selective, orally bioavailable small molecule inhibitor of Checkpoint kinase 1 (Chk1), an emerging target for the treatment of cancer which has a key role in the DNA Damage Response (DDR). In November 2020, we entered into an amendment to the License Agreement with CRT Pioneer Fund (CPF) to allow for the potential future clinical development of SRA737. We continue to evaluate several options for combination studies with momelotinib, SRA515 and SRA737 and hope to initiate one or more of them in 2022.

We wholly own momelotinib, subject to future milestone payments and royalties, and retain the global commercialization rights to SRA515 and SRA737.

COVID-19

The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and any variants which have resulted in increased cases and has led to the reimplementation of restrictions in many areas, impact on our clinical studies, employee or industry events, and effect on our suppliers and manufacturers, all of which are uncertain and cannot be predicted. Due to the COVID-19 pandemic, we have recently begun to experience some supply chain delays including resourcing constraints by some of our manufacturing partners. There is a risk that if our supply chain is further interrupted, it would limit our ability to source drug substance and drug product for our clinical trials and may result in delays to the timing of our commercialization plans and could potentially increase our costs which would materially harm our business. We may experience constrained supply of momelotinib, SRA515 or, with respect to our planned clinical trials, we could again experience delays in planned site initiations and activations, or experience delays in enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, prioritization of hospital resources toward pandemic effort, delays in review by the FDA and comparable foreign regulatory agencies, and further disruptions in our supply chain for momelotinib or SRA515. Any such delays to our planned development timelines and pre-commercialization efforts could also impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital. We may be unable to raise additional capital if and when needed, which may result in delays or suspension of our development and potential commercial launch plans. As of the filing date of this Annual Report on Form 10-K, the extent to which COVID-19 may impact our financial condition, results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See the section entitled “Risk Factors” included elsewhere in this report for further discussion of the possible impact of the COVID-19 pandemic on our business.

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
•

costs associated with research and preclinical studies, clinical trials, regulatory activities and manufacturing activities to support clinical activities and commercial product supply as we approach potential regulatory approval of momelotinib;

•	fees paid to external service providers that conduct certain research and development, clinical and manufacturing activities on our behalf; and

•	facility-related costs, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expenses and other supplies.

The largest recurring component of our total operating expenses has historically been our investment in research and development activities, including the development of momelotinib. We expect our research and development expenses will increase over the next few years as we continue to advance momelotinib, pursue regulatory approval of momelotinib in the United States and other jurisdictions, prepare for potential commercialization, including further significant investment in areas related to contract manufacturing and inventory buildup, achieve regulatory milestones that trigger payments due under our Asset Purchase Agreement with Gilead, including a milestone payment of $25.0 million due upon the approval of momelotinib from the FDA, develop SRA515, including a combination study examining momelotinib with SRA515, achieve certain milestones that trigger payments due under our license agreement with AstraZeneca, and expand our portfolio of product candidates.

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

General and Administrative

General and administrative expenses consist of personnel-related costs, facility-related costs, business insurance, allocated expenses and professional fees for services, including legal, activities in preparation for potential commercialization, patent prosecution and maintenance, human resources, audit and accounting services. Personnel-related costs consist of salaries, benefits, stock-based compensation, recruitment fees, severance costs and travel costs.

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

We did not record a provision for U.S. federal income taxes for the years ended December 31, 2021 and 2020. Our income tax provision relates to income taxes in Canada and Australia and our tax benefit relates to research and development tax credits in Canada. Our net U.S. deferred tax assets continue to be offset by a full valuation allowance.

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Collaboration revenue	$—	$300	$(300)	(100%)
Operating expenses:
Research and development	67,150	45,118	22,032	49%
General and administrative	27,435	20,123	7,312	36%
Total operating expenses	94,585	65,241	29,344	45%
Loss from operations	(94,585)	(64,941)	(29,644)	46%
Other expense (income), net:
Changes in fair value of warrant liabilities	—	16,240	(16,240)	(100%)
Other expense (income), net	77	(421)	498	(118%)
Total other expense (income), net	77	15,819	(15,742)	(100%)
Loss before provision for (benefit from) income taxes, net	(94,662)	(80,760)	(13,902)	17%
Provision for (benefit from) income taxes, net	(3)	142	(145)	(102%)
Net loss	$(94,659)	$(80,902)	$(13,757)	17%

Collaboration Revenue

Collaboration revenue of $0.3 million was recognized during the year ended December 31, 2020 pursuant to the upfront fee received from a collaboration agreement (see Note 7 in the Notes to Consolidated Financial Statements). No collaboration revenue was recognized during the year ended December 31, 2021.

Research and Development

Research and development expenses increased $22.0 million, from $45.1 million in 2020 to $67.2 million in 2021. The increase was attributable to a $9.1 million increase in personnel-related and allocated overhead costs, including $2.9 million that pertained to an increase in non-cash stock-based compensation, primarily due to headcount additions to support the continued development and preparation for the regulatory submission of momelotinib. Also attributing to the increase was an upfront cash payment of $8.0 million that was made to AstraZeneca for the exclusive global license of SRA515, and external costs for momelotinib, including a $4.4 million increase in third-party manufacturing costs primarily pertaining to the production of pre-approval inventory and a $2.2 million increase in clinical trial and development costs primarily pertaining to the MOMEMENTUM clinical trial and the related preparation for regulatory submission. These increases were partially offset by a $1.5 million non-cash charge during the year ended December 31, 2020 to recognize the change in fair value of the securities until their issuance in January 2020 and a $0.2 million decrease in costs for SRA737.

General and Administrative

General and administrative expenses increased $7.3 million, from $20.1 million in 2020 to $27.4 million in 2021. The increase was attributable to a $4.9 million increase in personnel-related and allocated overhead costs, including a $0.5 million increase in non-cash stock-based compensation, primarily due to headcount additions for the expansion and continued buildout of our infrastructure to support our potential commercialization efforts, including the establishment of key commercial functions such as marketing and market access. Also attributing to the increase was an increase of $2.4 million in professional fees primarily relating to pre-commercial costs for momelotinib for the year ended December 31, 2021.

Changes in Fair Value of Warrant Liabilities

Our common stock warrants issued in connection with our November 2019 financing were classified as liabilities on our consolidated balance sheets and, as such, were re-measured to fair value until January 2020, when they were no longer considered derivative instruments. Changes in fair value, which were directly attributable to changes in the fair value of the underlying stock and discount for lack of marketability, were recorded as an expense in 2020. No such expense was recorded in 2021.

Other Expense (Income), net

Other expense (income), net increased $0.5 million, from $0.4 million of other income, net in 2020 to $0.1 million of other expense, net in 2021. This change primarily attributable to a $0.5 million decrease in interest income, due to lower interest rates for the year ended December 31, 2021.

Provision for (Benefit from) Income Taxes, net

Net provision for (benefit from) income taxes in 2021 and 2020 represented benefit from foreign research and development tax credits and foreign income taxes.

Liquidity and Capital Resources

Since our inception, we have never generated product revenue and have incurred significant net losses. We have funded our operations to date primarily from the issuance and sale of our common stock, pre-funded warrants, and convertible voting preferred stock and accompanying warrants through public offerings (including ATM equity offerings), our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through exercises of our stock options and warrants. Our net losses for the year ended December 31, 2021 and 2020 were $94.7 million and $80.9 million, respectively. As of December 31, 2021, we had an accumulated deficit of $941.2 million, of which approximately $428.0 million pertained to the revaluation and conversion of redeemable convertible preferred stock upon our initial public offering in July 2015, $37.2 million related to changes in fair value of our Series A and Series B warrant liabilities until their reclassification to equity, and $12.0 million pertained to a securities issuance obligation settled in the first quarter of 2020. Our principal sources of liquidity as of December 31, 2021 were cash and cash equivalents of $104.7 million.

In March 2022, we issued 725,283 shares of common stock pertaining to the exercise of the warrant that was previously issued to Gilead pursuant to the securities purchase agreement. The warrant exercise provided $9.6 million of proceeds to us.

In January 2022, we completed an underwritten public offering of 4,074,075 shares of our common stock and pre-funded warrants to purchase up to 925,925 shares of our common stock. As part of the underwritten public offering, in February 2022, we issued an additional 750,000 shares of common stock representing the underwriters’ full exercise of their over-allotment option. The shares of common stock and the pre-funded warrants were offered at a price of $27.00 and $26.999 per shares, respectively. The aggregate net proceeds from the offering were $145.6 million, after deducting underwriting discounts and commissions and estimated offering expenses.

In January 2022, we entered into a Loan and Security Agreement (Loan Agreement) with Oxford Finance, LLC (Oxford), pursuant to which we may obtain a loan up to an aggregate principal amount of $125.0 million (of which $50.0 million is subject to the lender’s sole discretion) in four tranches based on certain pre-determined milestones. Contemporaneously with executing the Loan Agreement, we drew down the first $5.0 million tranche, which bears interest at a floating per year rate equal to the prime rate, plus a margin of 5.25%, subject to a floor of 8.50% and matures on January 1, 2027.

In August 2020, we filed a prospectus supplement, pursuant to which we issued and sold $20.0 million of our common stock from time to time in ATM offerings. In February, May and November 2021, we filed prospectus supplements pursuant to which we can issue and sell an aggregate of up to an additional $130.0 million from time to time in ATM offerings. During the second half of 2020, we sold 732,752 shares under the ATM program for proceeds of $8.9 million, net of commissions and offering expenses. During the year ended December 31, 2021, we sold 4,316,968 shares under the ATM program for proceeds of $78.2 million, net of commissions and offering expenses. As of December 31, 2021, there was $59.6 million remaining under the ATM program.

In November 2019, we completed an underwritten public offering of an aggregate of (i) 103,000 shares of Series A Preferred Stock, that all converted into 7,803,273 shares of common stock in January 2020, (ii) Series A warrants to purchase up to an aggregate of 7,802,241 shares of our common stock at an exercise price equal to $13.20, and (iii) Series B warrants to purchase up to an aggregate of 2,574,727 shares of common stock at an exercise price equal to $13.20. Each share of Series A Preferred Stock and the accompanying Series A and Series B warrants were issued at a combined price to the public of $1,000. The aggregate net proceeds from the offering were $97.7 million, net of underwriting discounts and commissions and offering expenses. The Series A warrants contain a cash and/or cashless exercise provision and expire on January 22, 2025. The Series B warrants may only be exercised by paying the exercise price in cash and expire on April 10, 2022. Subsequent to December 31, 2021, we issued 18,937 and 2,312,257 shares of common stock pertaining to the cash exercise of Series A and Series B warrants, respectively, providing proceeds of $30.8 million to us. The remaining outstanding Series B warrants, if fully exercised, would provide $2.8 million in proceeds.

We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	hire additional personnel to support potential commercialization efforts, and additional clinical, regulatory, scientific, drug development and management personnel;
•	invest to further develop our product candidates, potentially including combination studies as the field of myelofibrosis evolves;
•	establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;
•	invest in scaling our manufacturing capacity to support development and our global commercialization strategy;
•	seek regulatory and marketing approvals for any product candidates that we may develop;
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

•

add operational, financial and management information systems and personnel to support our growing research and development activities, prepare for potential commercialization and continue to operate as a public company.

Our existing cash and cash equivalents may not be sufficient for us to prepare for the commercialization and the potential launch of momelotinib. Accordingly, we may need additional capital to continue our clinical development programs, fund our pre-commercial, and launch activities, however, we believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans for at least the next twelve months. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities. Our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The amount and timing of the potential need for future funding requirements will depend on many factors, including costs related to our pre-commercialization, potential launch, and clinical development efforts including combination studies, the potential impacts of the COVID-19 pandemic on these efforts, or costs to develop additional product candidates.

We evaluate opportunities for strategic transactions, such as collaborations, strategic partnerships and alliances or licensing arrangements from time to time. To the extent that we raise additional capital through future equity financings, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. If we raise additional funds through strategic partnerships and alliances with third parties, we may have to relinquish valuable rights to our technologies or momelotinib or grant licenses on terms unfavorable to us. There can be no assurance that such additional financing, if available, can be obtained on terms acceptable to us. If we are to need but be unable to obtain additional financing, we would need to reevaluate our future operating plans.

Operating Expenditure Requirements and Contractual Obligations

We believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans for at least the next twelve months.

We have contracted with various vendors and consultants to assist us in research and development activities for our product candidates, including agreements with contract research organizations and contract manufacturing organizations, potential commercialization efforts for momelotinib and operating as a public company. These contracts can be terminated at any time, subject to certain termination provisions.

We have operating lease obligations related to our office space in San Mateo, California and Vancouver, Canada. See Note 6 to our Consolidated Financial Statements under Item 8 of this Form 10-K.

We have entered into an asset purchase and license agreements that obligate us to make potential payments in the future if certain developmental, regulatory and commercial milestones are achieved. The milestones are accrued once they are considered probable of occurring. Additionally, we may be required to pay future royalties based upon net sales of a successfully developed product under these agreements. See Note 7 to our Consolidated Financial Statements under Item 8 of this Form 10-K.

In January 2022, we entered into a Loan Agreement with Oxford, pursuant to which we may obtain a loan up to an aggregate principal amount of $125.0 million (of which $50.0 million is subject to the lender’s sole discretion) in four tranches based on certain pre-determined milestones. Contemporaneously with executing the Loan Agreement, we drew down the first $5.0 million tranche, which bears interest at a floating per year rate equal to the prime rate, plus a margin of 5.25%, subject to a floor of 8.50% and matures on January 1, 2027. In addition, a final payment fee of 6.0% of the principal amount of the loan will be payable upon repayment of the loan. See Note 11 to our Consolidated Financial Statements under Item 8 of this Form 10K.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Cash used in operating activities	$(78,964)	$(52,367)
Cash used in investing activities	(72)	(12)
Cash provided by financing activities	79,808	8,901
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(78)	5
Net increase (decrease) in cash, cash equivalents and restricted cash	$694	$(43,473)

Cash Flows from Operating Activities

In 2021, cash used in operating activities of $79.0 million was attributable to a net loss of $94.7 million, partially offset by $13.2 million in non-cash and other adjustments and a net change of $2.5 million in our net operating assets and liabilities. The non-cash charges consisted primarily of $12.9 million of non-cash stock-based compensation. The change in net operating assets and liabilities was primarily attributable to timing of payment of our operating expenses.

In 2020, cash used in operating activities of $52.4 million was attributable to a net loss of $80.9 million, partially offset by $27.7 million in non-cash and other adjustments and a net change of $0.8 million in our net operating assets and liabilities. The non-cash charges consisted primarily of a $16.2 million change in fair value of our warrant liabilities, a $1.5 million non-cash charge relating to the securities issuable to Gilead in connection with the amendment to the Asset Purchase Agreement, and $9.5 million of non-cash stock-based compensation. The change in net operating assets and liabilities was primarily attributable to timing of payment of our operating expenses.

Cash Flows from Investing Activities

Cash used in investing activities for each of December 31, 2021 and 2020 was primarily attributable to the purchase of property and equipment.

Cash Flows from Financing Activities

In 2021, cash provided by financing activities of $79.8 million consisted of $78.2 million net proceeds (gross proceeds of $81.1 million) from the sale of 4,316,968 shares under the ATM program, $0.8 million from the exercise of warrants to purchase common stock and $0.8 million from the exercise of stock options to purchase common stock.

In 2020, cash provided by financing activities was $8.9 million of net proceeds (gross proceeds of $9.3 million) from the sale of 732,752 shares under the ATM program.

Critical Accounting Estimates

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

Estimated research and development expenses that we recognize include clinical trial costs under arrangements with third parties, such as contract research organizations (CROs), manufacturing costs under agreements with contract manufacturing organizations (CMOs), external research and development expenses incurred under arrangement with third parties and consultants, and license fees for technology that has not reached technological feasibility and does not have an alternative future use.

We recognize our expense related to clinical trials based on estimated cost of services provided by CROs and efforts expended pursuant to contracts with multiple research institutions that conduct and manage clinical trials on our behalf. Manufacturing costs are accrued based on our estimates of costs associated with various manufacturing stages and the estimated progress made by CMOs. The financial terms of these agreements vary for each contract and may result in uneven payment flows. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

To date, we have not experienced significant changes in our estimates of research and development expenses after a reporting period. However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials and other research and development activities.

Stock-Based Compensation

Stock-based compensation costs related to stock options granted to employees are measured at the date of grant based on the estimated fair value of the award. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the estimated fair value of stock-based awards. See Note 9 to our Consolidated Financial Statements under Item 8 of this Form 10-K for detailed description of the assumptions we use. We will continue to use judgment in evaluating the expected volatility and expected terms utilized for our stock-based compensation calculations on a prospective basis.

For stock-based awards subject to the satisfaction of a service requirement and performance component, we exercise judgment in determining the probability of achieving the performance component and estimating the service periods required to achieve those performance components. Due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information.

Warrant Liabilities

Prior to the reclassification to equity on January 22, 2020, warrants for the purchase of shares of our common stock issued in connection with our November 2019 financing were classified as derivative liabilities on our consolidated balance sheets at their fair value. We estimated the fair value of these liabilities using assumptions that were based on the individual characteristics of the warrants on the valuation dates using the Black-Scholes option-pricing model. The valuation model was based on inputs, some of which were unobservable, as of the valuation dates, including the estimated volatility of our stock, the remaining contractual term of the warrants and the risk-free interest rates. An estimated non-marketable discount was also applied if applicable. These estimates affected the fair value of the warrant liabilities and the resulting expense recorded in our consolidated statement of operations. See Note 4 to our Consolidated Financial Statements under Item 8 of this Form 10-K for detailed description of the assumptions used.

Securities Issuance Obligation

The obligation to issue shares of our common stock and a warrant to purchase the same number of shares of common stock pursuant to the amendment to the Asset Purchase Agreement with Gilead was classified as a liability on our consolidated balance sheet at their fair values until its settlement on January 31, 2020. We estimated the fair values of these obligations using assumptions that were based on the individual characteristics of the securities to be issued. We used the fair value of the underlying stock and estimated non-marketable discount to determine the common stock issuance obligation, and the Black-Scholes option-pricing model and the fair value of the underlying stock to determine the fair value of the warrant issuance obligation. The valuation model was based on inputs, some of which were unobservable, as of the valuation dates, including the estimated volatility of our stock, the remaining contractual term of the warrants and the risk-free interest rates. An estimated non-marketable discount was also applied if applicable. These estimates affected the fair value of the securities issuance obligation and the resulting expense recorded in our consolidated statement of operations. See Note 4 to our Consolidated Financial Statements under Item 8 of this Form 10-K for detailed description of the assumptions used.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet financing arrangements or any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities, foreign currency risk and inflation risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $104.7 million as of December 31, 2021, which consisted primarily of bank deposits and money market funds. See Note 11 to our Consolidated Financial Statements under Item 8 of this Form 10-K for additional proceeds received by us during the first quarter of 2022. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. While the instruments in our portfolio are of short-term nature and a sudden change in market interest rates would not be expected to have a material impact, a zero-rate environment for an extended period of time could adversely affect our results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

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

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and operating costs. Inflation has not had a material effect on our business, financial condition or results of operations.

Item 8.	Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Sierra Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sierra Oncology Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

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

Accrued Liabilities and Prepaid Expenses – Management’s Estimates of Accrued and Prepaid Research and Development Costs Associated with Clinical Trials - Refer to Notes 2 and 5 to the Financial Statements

Critical Audit Matter Description

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to accrued and prepaid research and development costs associated with clinical trials include the following, among others:

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

March 10, 2022

We have served as the Company's auditor since 2014.

SIERRA ONCOLOGY, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104,749	$104,055
Prepaid expenses and other current assets	2,644	2,415
Total current assets	107,393	106,470
Property and equipment, net	141	52
Operating lease right-of-use assets	788	318
Other assets	1,045	647
TOTAL ASSETS	$109,367	$107,487
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued and other liabilities	$10,726	$7,148
Accounts payable	2,158	2,205
Total current liabilities	12,884	9,353
Operating lease liabilities	485	175
TOTAL LIABILITIES	13,369	9,528
Commitments and Contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of December 31, 2021 and December 31, 2020; nil shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 15,571,656 and 11,128,484 shares issued and outstanding as of December 31, 2021 and 2020	16	11
Additional paid-in capital	1,037,230	944,537
Accumulated deficit	(941,248)	(846,589)
TOTAL STOCKHOLDERS’ EQUITY	95,998	97,959
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$109,367	$107,487

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA ONCOLOGY, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Collaboration revenue	$—	$300	$—
Operating expenses:
Research and development	67,150	45,118	53,249
General and administrative	27,435	20,123	13,743
Total operating expenses	94,585	65,241	66,992
Loss from operations	(94,585)	(64,941)	(66,992)
Other expense (income), net:
Changes in fair value of warrant liabilities	—	16,240	20,926
Other expense (income), net	77	(421)	517
Total other expense (income), net	77	15,819	21,443
Loss before provision for (benefit from) income taxes, net	(94,662)	(80,760)	(88,435)
Provision for (benefit from) income taxes, net	(3)	142	(160)
Net loss and comprehensive loss	$(94,659)	$(80,902)	$(88,275)
Net loss per common share, basic and diluted	$(7.14)	$(7.70)	$(30.30)
Weighted-average shares used in computing net loss per common share, basic and diluted	13,252,605	10,506,739	2,913,487

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA ONCOLOGY, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Series A Convertible Voting Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2018	—	$—	1,859,120	$74	$771,817	$(677,412)	$94,479
Issuance of common stock for exercise of common stock options	—	—	8,056	—	445	—	445
Stock-based compensation	—	—	—	—	5,695	—	5,695
Issuance of convertible voting preferred stock, net of offering costs of $4.0 million	103,000	1	—	—	74,000	—	74,001
Net loss	—	—	—	—	—	(88,275)	(88,275)
Balance—December 31, 2019	103,000	1	1,867,176	74	851,957	(765,687)	86,345
Conversion of Series A convertible voting preferred stock to common stock	(103,000)	(1)	7,803,273	8	(7)	—	—
Reclassification of warrant liabilities to equity	—	—	—	—	62,175	—	62,175
Issuance of common stock in connection with an amendment to the asset purchase agreement	—	—	725,283	1	8,781	—	8,782
Issuance of warrant in connection with an amendment to the asset purchase agreement	—	—	—	—	3,188	—	3,188
Reverse stock split adjustment	—	—	—	(73)	73	—	—
Stock-based compensation	—	—	—	—	9,470	—	9,470
Issuance of common stock from an At-The-Market equity offering, net of offering costs of $0.4 million	—	—	732,752	1	8,900	—	8,901
Net loss	—	—	—	—	—	(80,902)	(80,902)
Balance—December 31, 2020	—	—	11,128,484	11	944,537	(846,589)	97,959
Issuance of common stock from an At-The-Market equity offering, net of offering costs of $2.9 million	—	—	4,316,968	5	78,146	—	78,151
Issuance of common stock for exercise of common stock warrants	—	—	61,357	—	810	—	810
Issuance of common stock for exercise of common stock options	—	—	64,847	—	847	—	847
Stock-based compensation	—	—	—	—	12,890	—	12,890
Net loss	—	—	—	—	—	(94,659)	(94,659)
Balance—December 31, 2021	—	$—	15,571,656	$16	$1,037,230	$(941,248)	$95,998

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA ONCOLOGY, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94,659)	$(80,902)	$(88,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	12,890	9,470	5,695
Depreciation and amortization	305	238	83
Changes in fair value of warrant liabilities	—	16,240	20,926
Securities issuance obligation	—	1,485	10,485
Asset impairment	—	106	—
Warrant issuance costs	—	—	1,279
Term loan repayment fee	—	—	438
Other	(39)	201	161
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(622)	(33)	336
Accrued, other and operating lease liabilities	3,270	(366)	(2,034)
Accounts payable	(109)	1,194	(277)
Net cash used in operating activities	(78,964)	(52,367)	(51,183)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(72)	(12)	(39)
Net cash used in investing activities	(72)	(12)	(39)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock from At-The-Market equity offering, net of offering costs	78,151	8,901	—
Proceeds from exercise of common stock options	847	—	445
Proceeds from exercise of common stock warrants	810	—	—
Proceeds from public offering, net of offering costs	—	—	97,731
Payment of term loan and repayment fee	—	—	(5,438)
Net cash provided by financing activities	79,808	8,901	92,738
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(78)	5	(34)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	694	(43,473)	41,482
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	104,355	147,828	106,346
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$105,049	$104,355	$147,828
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for (refund of) income taxes, net	$66	$28	$(69)
Cash paid for interest	$—	$—	$336
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use asset obtained in exchange for operating lease obligation	$730	$—	$771
Property and equipment purchases included in accounts payable	$62	$—	$—
Offering costs not yet paid	$54	$10	$—
Issuance of common stock and common stock warrant in connection with an amendment to the asset purchase agreement	$—	$11,970	$—
Reclassification of warrant liabilities to equity	$—	$62,175	$—
Issuance costs of convertible voting preferred stock and warrants included in accrued and other liabilities	$—	$—	$268

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA ONCOLOGY, INC.

Notes to Consolidated Financial Statements

1.	Organization

Description of Business

Sierra Oncology, Inc. (together with its subsidiaries, collectively referred to as the “Company”), a Delaware corporation, is a late-stage biopharmaceutical company focused on development and potential commercialization of momelotinib, an investigational agent for the treatment in myelofibrosis. Momelotinib is a selective and orally bioavailable JAK1 (Janus kinase 1), JAK2 (Janus kinase 2) and ACVR1 (Activin A receptor type 1) / activin receptor-like kinase-2 (ALK2) inhibitor with a differentiated mechanism of action. In January 2022, the Company announced positive topline results from its global Phase 3 clinical trial, called MOMENTUM, for patients with myelofibrosis who are symptomatic and anemic and previously treated with an approved JAK inhibitior. Momelotinib achieved a statistically significant benefit on symptoms, anemia and splenic size. The MOMENTUNM data, combined with data from earlier clinical trials, will be the basis for a New Drug Application (NDA) that the Company plans to submit in the second quarter of 2022. Approximately 1,000 myelofibrosis patients have received momelotinib through clinical trials at different stages of clinical development, and several of these patients remain on treatment more than 11 years later.

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

The Company’s primary activities since inception have been conducting research and development activities, conducting preclinical and clinical testing, recruiting personnel, preparing for potential commercialization, performing business and financial planning, identifying and evaluating additional drug candidates for potential in-licensing or acquisition, and raising capital to support development activities.

The Company has not generated any product revenue related to its primary business purpose to date, nor has it generated any net income, and is subject to a number of risks and uncertainties, which include dependence on key individuals, the need to identify and successfully develop commercially viable products, the need to obtain regulatory approval for its products and commercialize them, and the potential need to obtain additional financing to continue the Company’s clinical development programs and fund pre-commercial and launch activities.

As of December 31, 2021, the Company had $104.7 million of cash and cash equivalents. The Company believes that its balance of cash and cash equivalents as of the date of the issuance of these consolidated financial statements is sufficient to fund its current operational plan for at least the next twelve months.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of expense during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, the fair values of stock options and warrants issued, the fair value of the securities issuance obligation, the probability of achieving performance-based milestones of stock options, accruals such as research and development costs, and recoverability of the Company’s net deferred tax assets, and related valuation allowance. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the U.S. Dollar. Transactions denominated in currencies other than the functional currency are recorded at prevailing exchange rates during the period. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are recorded at historical exchange rates. Gains and losses related to remeasurement are recorded in other expense (income), net in the consolidated statements of operations. The net foreign exchange transaction losses (gains) included in other expense (income), net in the accompanying consolidated statements of operations were insignificant for the years ended December 31, 2021, 2020 and 2019.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of funds invested in readily available checking and savings accounts and highly liquid investments in money market funds.

Restricted Cash

Restricted cash, which consists of funds held in a savings account, represents collateral for a corporate credit card facility and is included in other assets in the accompanying consolidated balance sheets. See also Note 5.

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

Fair Value of Financial Instruments

The Company’s cash and cash equivalents, restricted cash, other current assets, accounts payable and accrued and other liabilities approximate their fair values at December 31, 2021 and 2020, due to their short duration. The warrant liabilities and securities issuance obligation contained unobservable inputs that reflected the

Company’s own assumptions in which there was little, if any, market activity at the measurement date, thus the Company’s warrant liabilities and securities issuance obligation were measured at their fair values on a recurring basis using unobservable inputs until such time the warrants were no longer considered derivative instruments and the securities issuance obligation was settled.

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

Other Assets

Other assets consist primarily of restricted cash pledged as collateral for a corporate credit card facility, deferred income tax assets in foreign jurisdictions, noncurrent portion of implementation costs related to cloud-computing arrangements and deferred financing costs.

Operating Lease Right-of-Use Assets and Lease Liabilities

The Company recognizes operating leases with terms greater than one year as right-of-use (ROU) assets and lease liabilities on its consolidated balance sheet using the portfolio approach. Lease liabilities and ROU assets are recorded based on the present value of future lease payments over the contractual terms of the operating leases. The Company utilizes its incremental borrowing rate from information available as at the date of initial adoption or inception of the lease in determining the present value of the future lease payments. The lease liabilities and ROU assets are amortized over the terms of the leases.

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

Upfront payments made in connection with asset purchase and license agreements are expensed as research and developments costs, as the assets acquired do not have alternative future use. Contingent milestone payment obligations due to third parties under license and asset purchase agreements are expensed when the milestones are considered probable of occurring. To the extent an obligation is to be settled by future issuance of securities, the fair value of these instruments is recorded in research and development expense until the securities are issued.

Research and development costs include fees incurred in connection with asset purchase and license agreements and their related amendments, compensation and other related costs for employees engaged in research and development, costs associated with research and preclinical studies, clinical trials, regulatory activities, manufacturing activities to support clinical activities and commercial product supply as the Company approaches potential regulatory approval of momelotinib, fees paid to external service providers that conduct certain research and development, clinical, and manufacturing activities on behalf of the Company and an allocation of overhead expenses.

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

The following shares of common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of December 31,
	2021	2020	2019
Series A warrants for common stock	7,790,879	7,802,241	7,802,241
Series B warrants for common stock	2,524,732	2,574,727	2,574,727
Options to purchase common stock	4,937,189	4,146,928	326,023
Warrants for common stock	727,122	727,122	1,839
Total potential dilutive shares	15,979,922	15,251,018	10,704,830

Also excluded from the calculation of diluted net loss per share are 4,824,075 shares of common stock and pre-funded warrants to purchase up to 925,925 common stock issued subsequent to December 31, 2021 (see Note 11).
4.	Fair Value Measurements

The Company measures and reports its cash equivalents at fair value. The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$102,526	$—	$—	$102,526

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$101,919	$—	$—	$101,919

Money market funds are measured at fair value on a recurring basis using quoted prices and are classified as a Level 1 input.

Prior to reclassification into equity in January 2020, the Company’s warrant liabilities and securities issuance obligation contained unobservable inputs that reflected the Company’s own assumptions in which there was little, if any, market activity at the measurement date. Accordingly, the Company’s warrant liabilities and securities issuance obligation were measured at fair value on a recurring basis using unobservable inputs and were classified as Level 3 inputs.

The fair values of the Series A and Series B warrants (see Note 8) were estimated using the Black-Scholes option-pricing model. The expected terms represented the periods that the warrants are expected to be outstanding. The risk-free interest rates were based on the U.S. Constant Maturity treasury curve commensurate with the time to expiry. The expected dividend was zero as the Company has not paid nor does it anticipate paying any dividends on its common stock in the foreseeable future. The expected volatilities were estimated by backsolving to volatility implied in the transaction price. Discount for lack of marketability was dependent on the restriction period and the estimated volatility during the period.

The fair value of the warrant issuance obligation (see Note 7) was estimated using the Black-Scholes option-pricing model. The expected term represented the period that the underlying warrant is expected to be outstanding from the time the issuance obligation arose. The risk-free interest rate was based on the U.S. Constant Maturity treasury curve commensurate with the time to expiry. The expected dividend was zero as the Company has not paid nor does it anticipate paying any dividends on its common stock in the foreseeable future. The expected volatility was estimated by backsolving to volatility implied in the transaction price. The fair value of the common stock issuance obligation was estimated based on the fair value of the underlying common stock. Discount for lack of marketability was dependent on the restriction period and the estimated volatility during the period.

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

The fair value of the Series A and Series B warrants at the time of issuance in November 2019, at December 31, 2019 and at the time they ceased to be derivative instruments in January 2020 were estimated to be $25.0 million, $45.9 million and $62.1 million, respectively. The Company recorded a $16.2 million and $20.9 million non-cash expense relating to the change in fair value of warrant liabilities in other expense (income), net in the accompanying consolidated statement of operations for the years ended December 31, 2020 and 2019, respectively.

On September 8, 2021, the Company amended certain terms of Series A warrants and Series B warrants (see Note 8). The amendments did not result in changes to the fair value of these warrants.

At January 31, 2020, the securities issuance obligation was settled by the issuance of common stock and a common stock warrant. The fair value of its common stock issuance obligation was remeasured based on the value of the common stock at the time of issuance. The fair value of the warrant issuance obligation was remeasured using the following assumptions:

Warrant Issuance Obligation
Expected term (in years)	5.0
Expected volatility	43%
Risk-free interest rate	1.57%
Expected dividend yield	— %

The fair value of the securities issuance obligation when the obligation arose in November 2019, at December 31, 2019 and at the time the obligation was settled in January 2020 were estimated to be $6.4 million, $10.5 million and $12.0 million, respectively. The Company recognized a $10.5 million and $1.5 million non-cash research and development expense for the years ended December 31, 2020 and 2019, respectively, based on the fair value of the securities to be issued, in the consolidated statement of operations.

The following table provides a summary of changes in the estimated fair values of the Company’s Level 3 financial liabilities, which were measured at fair value on a recurring basis using unobservable inputs:

	Series A Warrant Liability	Series B Warrant Liability	Warrant Issuance Obligation	Common Stock Issuance Obligation	Total
	(in thousands)
Balance, December 31, 2019	$32,616	$13,319	$3,036	$7,449	$56,420
Changes in fair value	11,597	4,643	152	1,333	17,725
Settlement of financial liabilities by securities issuance	—	—	(3,188)	(8,782)	(11,970)
Reclassification to equity	(44,213)	(17,962)	—	—	(62,175)
Balance, December 31, 2020 and 2021	$—	$—	$—	$—	$—

Fluctuations in fair values of the financial liabilities were attributable to changes in the fair value of the underlying stock and non-marketable discount.

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2021 and 2020.

5.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	December 31, 2021	December 31, 2020
	(in thousands)
Cash	$2,223	$2,136
Cash equivalents:
Money market accounts	102,526	101,919
Total cash and cash equivalents	$104,749	$104,055

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows.

	December 31, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$104,749	$104,055
Restricted cash included in other assets	300	300
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$105,049	$104,355

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2021	December 31, 2020
	(in thousands)
Prepaid insurance	$1,029	$991
Prepaid software and subscription fees	536	376
Prepaid research and development project costs	290	321
Other receivables	147	311
Other	642	416
Total prepaid expenses and other current assets	$2,644	$2,415

Property and Equipment, net

Property and equipment, net consists of the following:

	December 31, 2021	December 31, 2020
	(in thousands)
Software	$456	$361
Leasehold improvements	35	—
Computer equipment	5	—
Property and equipment, gross	496	361
Less: accumulated depreciation	(355)	(309)
Total property and equipment, net	$141	$52

Depreciation related to the Company’s property and equipment for the year ended December 31, 2021 was $45,000. Depreciation for each of the years ended December 31, 2020 and 2019 was $0.1 million.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	December 31, 2021	December 31, 2020
	(in thousands)
Accrued employee related costs	$6,725	$4,359
Accrued research and development costs	2,727	1,715
Accrued professional fees	739	774
Operating lease liabilities	368	207
Other	167	93
Total accrued and other liabilities	$10,726	$7,148

6.	Leases

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

The components of lease expense and related cash flows for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Operating lease cost	$299	$195	$203
Short-term lease cost	27	42	117
	326	237	320
Operating cash flows used for operating leases	$286	$212	$198

As of December 31, 2021, the weighted average remaining lease term and discount rate for the operating leases are 2.9 years and 4.7%, respectively.

As of December 31, 2021, maturities of lease liability due under the lease agreement are as follows:

Years Ending December 31:	Operating Leases
(in thousands)
2022	397
2023	223
2024	230
2025	58
Total lease payments	908
Less imputed interest	(55)
Total	$853

These amounts have not been reduced by future base rent due under the Vancouver sublease of $0.2 million. In addition to base rent, the Vancouver lease requires payment of operating costs. These costs are also not included in the table above or the sublease amount.

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

License Agreements

In August 2021, the Company entered into a license agreement with AstraZeneca for an exclusive global license for SRA515 and related compounds, which selectively inhibit BRD4. Under the agreement, the Company has an exclusive license to develop, manufacture and commercialize SRA515 for all therapeutic, prophylactic, palliative and diagnostic uses in humans and animals. The Company made a one-time, non-refundable upfront cash payment of $8.0 million to AstraZeneca, which was expensed as research and development costs during the year ended December 31, 2021. In addition, pursuant to the license agreement, the Company will pay $0.9 million to AstraZeneca for the purchase of drug products and drug substance, which is expected to occur in the first quarter of 2022. Aggregate milestone payments of up to $208.0 million may become payable by the Company upon the achievement of certain development, regulatory and commercial milestones. These milestones will be accrued once they are considered probable of occurring. In addition, the Company is required to pay AstraZeneca a tiered royalty on worldwide net sales ranging from high single-digits to low double-digits.

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

In May 2016, the Company entered into an exclusive license agreement (Carna License Agreement) with Carna Biosciences, Inc. (Carna) for worldwide rights to develop and commercialize SRA141, a small molecule kinase inhibitor targeting Cdc7. In exchange for this exclusive right, the Company paid Carna an upfront payment of $0.9 million in June 2016. In June 2020, the Company entered into a collaboration agreement (Carna Collaboration Agreement) with Carna, effectively terminating the Carna License Agreement. Pursuant to the Carna Collaboration Agreement, Carna paid an upfront fee of $0.3 million, which was recognized as collaboration revenue during the year ended December 31, 2020 by the Company, for the exclusive worldwide rights for SRA141 and other transition services. In addition, the Company may be entitled to single-digit royalties on product sales, on a product-by-product basis, and low to mid-teen profit share on royalty and non-royalty income.

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

COVID-19

The full extent of the impact of the COVID-19 pandemic on financial markets, economies worldwide and our business continues to be highly uncertain. Research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of clinical trials and other related business activities. The Company is carefully monitoring the pandemic and the potential length and depth of the resulting economic impact on its financial condition and results of operations. As of December 31, 2021, the Company was not aware of any contingencies and no related estimates were recorded in its financial statements as a result of COVID-19.
8.	Stockholders’ Equity

At-The-Market Common Stock Offerings

In August 2020, the Company filed a prospectus supplement, pursuant to which it sold $20.0 million of its common stock in At-The-Market (ATM) offerings. In February, May and November 2021, the Company filed prospectus supplements pursuant to which it can issue and sell an aggregate of up to an additional $130.0 million of its common stock from time to time in ATM offerings. During the year ended December 31, 2021 and 2020, the Company sold 4,316,968 and 732,752 shares, respectively, under the ATM program for net proceeds of $78.2 million and $8.9 million, respectively, net of commissions and offering expenses. As of December 31, 2021, there was $59.6 million remaining available under the ATM program.

Common Stock Reserved for Issuance

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to effect the conversion of all outstanding options granted and available for grant under the incentive plans, shares reserved for issuance under the employee stock purchase plan and issued warrants.

	December 31, 2021	December 31, 2020
Shares reserved under Series A warrant	7,790,879	7,802,241
Shares reserved under Series B warrant	2,524,732	2,574,727
Shares reserved for future option grants under equity plans	1,207,827	1,117,796
Outstanding stock options under equity incentive plans	4,937,189	4,146,928
Outstanding warrants	727,122	727,122
Shares reserved under the 2015 employee stock purchase plan	17,500	17,500
Total common stock reserved for issuance	17,205,249	16,386,314

Preferred Stock

On November 13, 2019, the Company completed an underwritten public offering whereby it issued 103,000 shares of Series A convertible voting preferred stock (Series A Preferred Stock) together with Series A warrants and Series B warrants for a combined purchase price of $1,000. The aggregate net proceeds received by the Company from the offering were $97.7 million, net of underwriting discounts and commissions and offering expenses of $5.3 million. Each share of Series A Preferred Stock was convertible into shares of the Company’s common stock equal to the stated value of the Series A Preferred Stock of $1,000 divided by the voting conversion price of $13.20. On January 29, 2020, all shares of Series A Preferred Stock converted into 7,803,273 shares of the Company’s common stock.

Common Stock Warrants

In connection with the Company’s November 2019 public offering of the Series A Preferred Stock, the Company issued Series A warrants to purchase up to 7,802,241 shares of common stock at an exercise price equal to $13.20, and Series B warrants to purchase up to 2,574,727 shares of common stock at an exercise price equal to $13.20. Both Series A and Series B warrants are exercisable following stockholder approval in January 2020 of an increase in authorized common stock sufficient to allow for the exercise of the warrants, subject to certain beneficial ownership limitations. The Series A warrants will expire five years from the date they first became exercisable or on January 22, 2025 and contain a cash and/or cashless exercise provision. The Series B warrants will expire on the 75th day anniversary following the announcement of top-line data from the Company’s MOMENTUM Phase 3 clinical trial of momelotinib and may only be exercised by paying the exercise price in cash. With the announcement of topline data by the Company on January 25, 2022, the Series B warrants will expire on April 10, 2022 (see Note 11 for information pertaining to the exercise of Series B warrants subsequent to December 31, 2021).  During the year ended December 31, 2021, 151,500 Series B warrants to purchase 49,995 shares of common stock and 11,362 Series A warrants to purchase 11,362 shares of common stock were exercised for proceeds of $0.7 million and $0.1 million, respectively. There were no warrants exercised during the year ended December 31, 2020.

On September 8, 2021, the Company entered into Amendment No. 1 to Series A warrants and Amendment No. 1 to Series B warrants. These amendments clarified the methodology by which Series A warrants and Series B warrants would be assumed or settled in the event of a Fundamental Transaction, as defined under the warrant agreements, and provided for greater consistency in the treatment of these warrants by a publicly-traded or private buyer. The amendments did not result in changes to the fair value of these warrants. As such, no expense was recorded during the year ended December 31, 2021 relating to the modifications to the warrants.

In connection with obligations under the amendment to the Asset Purchase Agreement (See Note 7), the Company entered into a securities purchase agreement on January 31, 2020 and issued to Gilead 725,283 shares of the Company’s common stock and a warrant to purchase 725,283 shares of common stock at a price per share of $13.20. The warrant is immediately exercisable, will expire on January 31, 2025 and contains a cash and/or cashless exercise provision (see Note 11 for information pertaining to exercise of the warrant subsequent to December 31, 2021).

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

In the accompanying consolidated statement of operations, the Company recognized stock-based compensation expense for its employees and non-employees as follows:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Research and development	$7,197	$4,316	$3,873
General and administrative	5,693	5,154	1,822
Total stock-based compensation	$12,890	$9,470	$5,695

Determination of Fair Value

The estimated grant-date fair value of all the Company’s stock-based awards was calculated using the Black-Scholes option pricing model, based on the following assumptions:

Year Ended December 31,
	2021	2020	2019
Expected term (in years)	5.3 – 7.0	5.3 – 7.0	5.3 – 6.9
Expected volatility	82 – 85%	87 – 90%	89 – 94%
Risk-free interest rate	0.5 – 1.3%	0.3 – 1.2%	1.6 – 2.6%
Expected dividend rate	—%	—%	—%

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

Expected Volatility—The expected volatility is determined based on stock volatilities over a period equivalent to the expected term of the stock-based award. Expected volatility was derived from the trading history of the Company’s common stock for the year ended December 31, 2021, a weighted volatility using both the Company’s trading history for its common stock and the historical stock volatilities of comparable peer public companies within its industry for the year ended December 31, 2020, a weighted volatility using solely the historical stock volatilities of comparable peer public companies within its industry for the year ended December 31, 2019.

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

Equity Incentive Plans

2018 Equity Inducement Plan

In September 2018, the Company’s Compensation Committee approved the 2018 Equity Inducement Plan (2018 Plan). The number of shares available for awards under the 2018 Plan was set to 37,500. In June 2020 and February 2021, amendments to the 2018 Plan were approved by the Company’s Board of Directors and Compensation Committee, respectively, each to increase the authorized number of shares available for issuance by 500,000 shares for an aggregate increase of 1,000,000 shares. As of December 31, 2021, 1,037,500 shares were reserved for issuance under the 2018 Plan. On February 8, 2022, the Company’s Compensation Committee approved an amendment to the 2018 Plan to increase the authorized number of shares available for issuance by 500,000. The exercise price of each stock-based award issued under the 2018 Plan is required to be no less than the fair value of the Company’s common stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement.

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

As of December 31, 2021, 5,123,736 shares were reserved for issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will increase automatically on January 1 of each calendar year 2016 through 2025 by the number of shares equal to 4% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. The Company’s Board of Directors or Compensation Committee may reduce the amount of the increase in any particular year. The exercise price of each stock-based award issued under the 2015 Plan is required to be no less than the fair value of the Company’s capital stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement, unless modified.

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

A summary of activity under the 2008 Plan, 2015 Plan and 2018 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Options (in thousands)
Outstanding — December 31, 2020	1,117,796	4,146,928	$19.45	8.84	$12,227
Awards authorized	945,139
Options granted	(1,134,860)	1,134,860	17.78
Options exercised	—	(64,847)	13.06
Options forfeited/cancelled	279,752	(279,752)	17.99
Outstanding — December 31, 2021	1,207,827	4,937,189	$19.23	8.14	$36,080
Exercisable — December 31, 2021		1,421,885	$30.98	6.56	$9,682
Vested and expected to vest — December 31, 2021		4,422,699	$20.06	8.07	$31,146

The weighted-average grant date fair values of options granted during the years ended December 31, 2021, 2020 and 2019 was $12.54, $8.81 and $50.40 per share. The aggregate intrinsic value of options exercised was $0.5 million and $0.1 million for the years ended December 31, 2021 and 2019. There were no options exercised for the year ended December 31, 2020. The total grant date fair value of options vested for the years ended December 31, 2021, 2020 and 2019 was $11.3 million, $5.2 million and $6.0 million.

In August 2020, the Company granted executives and employees stock options with performance-based conditions. Vesting is achieved based upon the satisfaction of pre-determined milestones. There were 1,029,000 and 1,104,500 of the performance-based options outstanding and unvested as of December 31, 2021 and 2020. In January 2022, the first performance-based milestone was met, and accordingly 257,255 of the performance-based options vested. For the years ended December 31, 2021 and 2020, the Company recognized $3.0 million and $0.9 million in stock-based compensation expense related to the options with performance-based criteria.

In May 2020, the Company entered into a separation agreement with the Company’s former President and Chief Executive Officer, in connection with his resignation. Pursuant to the separation agreement, the former executive’s unvested options that would have vested during the one-year period from the date of separation accelerated and vested immediately. The vesting date of all remaining unvested options accelerated by one year and vested in accordance with the accelerated vesting schedule through December 31, 2020. All unvested options were cancelled on December 31, 2020. Furthermore, the former executive received an extension of the expiration date of his vested stock options to 75 days following the Company’s announcement of the top-line data results from its MOMENTUM clinical trial, which was announced by the Company on January 25, 2022, setting the expiration to April 10, 2022. Compensation costs relating to the vesting acceleration and the modifications to option terms was $2.2 million for the year ended December 31, 2020.

As of December 31, 2021, total unrecognized stock-based compensation related to unvested stock options was $25.3 million, which the Company expects to recognize over a remaining weighted-average period of 2.7 years. In addition, as of December 31, 2021, total unrecognized stock-based compensation related to unvested stock options with performance-based conditions was $5.3 million.

2015 Employee Stock Purchase Plan

The Company adopted the 2015 Employee Stock Purchase Plan (ESPP) and initially reserved 17,500 shares of common stock as of its effective date of July 15, 2015. The aggregate number of shares issued over the term of the 2015 Employee Stock Purchase Plan will not exceed 85,000 shares of common stock. The ESPP will not become effective until such time as the Compensation Committee determines in the future, and as of December 31, 2021, the initial offering periods had not commenced. As of December 31, 2021, no shares of common stock have been issued to employees participating in the ESPP and 17,500 shares were available for issuance under the ESPP.

10.	Income Taxes

The geographical breakdown of loss before provision for income taxes is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
United States	$(95,605)	$(81,670)	$(89,459)
International	$943	910	1,024
Loss before provision for (benefit from) income taxes, net	$(94,662)	$(80,760)	$(88,435)

The components of the provision for (benefit from) income taxes are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Current tax provision (benefit):
Federal	$—	$—	$—
State	—	—	—
Foreign	38	59	85
Total current tax provision (benefit)	$38	$59	$85
Deferred tax provision (benefit):
Foreign	(41)	83	(245)
Total deferred tax provision (benefit)	$(41)	$83	$(245)
Total provision for (benefit from) income taxes	$(3)	$142	$(160)

The reconciliation between income taxes computed at the federal statutory income tax rate and the provision for (benefit from) income taxes is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Change in valuation allowance	(27.8)	(23.6)	12.4
Federal tax credit	7.4	5.8	1.5
Warrant issuance and remeasurement	—	(4.2)	(5.3)
Effect of ownership change on deferred tax assets	(0.1)	1.3	(29.0)
State income tax benefit, net of federal benefit	—	0.2	0.2
Other permanent items	(0.5)	(0.7)	(0.6)
Total provision for (benefit from) income taxes%	0.0%	(0.2)%	0.2%

The components of the deferred tax assets are as follows:

	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
59 (e) expenditures and amortization	$21,833	$6,222
Net operating loss carryforwards	13,546	14,011
Federal R&D and orphan drug credits	11,992	5,107
Stock based compensation	8,806	6,459
License fee	4,691	3,224
Other	1,468	1,024
Gross deferred tax assets	62,336	36,047
Valuation allowance	(61,847)	(35,513)
Total deferred tax assets	489	534
Deferred tax liabilities:
Lease Asset	19	114
Other	82	73
Total deferred tax liabilities	101	187
Total net deferred tax assets	$388	$347

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance and the recorded cumulative net losses in prior fiscal periods, the Company recorded a full valuation allowance of $61.4 million and $35.2 million against the net U.S. deferred tax assets as of December 31, 2021 and 2020. The U.S. net valuation allowance increased by $26.2 million and $18.8 million for the year ended December 31, 2021 and 2020, respectively.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing U.S. deferred tax assets. Based on the weight of all evidence, including a history of operating losses and the uncertainty of the Company’s ability to generate future taxable income to realize the assets, management has determined that it is more likely than not that the U.S. deferred tax assets will not be realized.

As of December 31, 2021, the Company had gross U.S. federal tax net operating loss carryforwards of $52.7 million, that are eligible for an indefinite carryforward, and gross state operating loss carryforwards of $51.8 million expiring in years ranging from 2022 to 2041. The Company also had U.S. net tax credit carryforwards of $11.2 million which begin to expire in 2039 and net tax credit carryforwards in a foreign jurisdiction of $0.8 million which begin to expire in 2039.

Utilization of the Company’s net operating loss and U.S. research and development credit carryforwards to offset taxable income are subject to an annual limitation, pursuant to Internal Revenue Code (IRC) Sections 382 and 383. As a result of common stock issuances and changes in the stock ownership that occurred subsequent to 2019, an ownership change under Section 382 is deemed to have occurred during the first quarter of 2022. As such, certain of the Company’s tax attributes existing as of the date of the ownership changes may not be available for future use. The loss or ultimate limitation of these attributes will not have any impact on the financial statements since the net U.S. deferred tax assets are offset by a full valuation allowance.

Uncertain Tax Positions

The activity related to the gross amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Beginning balance	$621	$314	$264
Increases based on tax positions related to prior years	39	—	—
Decreases based on tax positions related to prior years	(83)	(54)	(103)
Decreases due to ownership change	—	(207)	—
Increases based on tax positions in current year	780	568	153
Settlement	—	—	—
Lapse of statute of limitations	—	—	—
Ending balance	$1,357	$621	$314

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

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated statement of operations. Accrued interest and penalties, if applicable, are included in accrued liabilities in the consolidated balance sheet. For the years ended December 31, 2021 and 2020, the Company did not recognize any accrued interest and penalties.

The Company is subject to taxation in the United States, various states, Canada and Australia. Tax years 2018 through 2020 remain open to examination by the United States, various state jurisdictions and Canada. The tax year ended December 31, 2020 remains open to examination in Australia. The Company is not under examination in any tax jurisdiction for any year.

11.	Subsequent Event

Loan and Security Agreement

On January 21, 2022 (Effective Date), the Company entered into a Loan and Security Agreement (Loan Agreement) with Oxford Finance, LLC (Oxford), pursuant to which it may obtain a loan up to an aggregate principal amount of $125.0 million (Term Loans) in four tranches. Contemporaneously with executing the Loan Agreement, the Company drew down the first $5.0 million tranche (Term Loan A). The second and third tranche (Term Loan B and Term Loan C, respectively) may be drawn upon the achievement of certain pre-determined milestones. During the first quarter of 2022, the Company met the milestone required to borrow under Term Loan B but has elected to defer the draw and combine with Term Loan C for a total of a $70.0 million, per the terms of the Loan Agreement. Term Loan C must be drawn within 30 days after the completion of the related milestone but no later than December 31, 2023. The $50.0 million under Term Loan D will only be available at the sole discretion of the lender.

The Term Loans will bear interest at a floating per year rate equal to the prime rate, plus a margin of 5.25%, subject to a floor of 8.50%. Interest is payable monthly in arrears on the first calendar day of each calendar month. Beginning (i) March 1, 2025, if either the Term B Loan or the Term C Loan is not made or (ii) September 1, 2025, if both the Term B Loan and the Term C Loan are made, the Company shall repay the Term Loans in consecutive equal monthly payments of principal, together with applicable interest, in arrears. All unpaid principal and accrued and unpaid interest with respect to each Term Loan is due and payable in full on January 1, 2027.

The Company will be required to make a final payment of 6.0% of the original principal amount of the Term Loans, payable at maturity or upon any earlier acceleration or prepayment of the Term Loans. The Company may prepay all, but not less than all, of the Term Loans, subject to a prepayment fee equal to (i) 2.0% of the principal amount of the applicable Term Loan if prepaid on or before the first anniversary date of the Effective Date and (ii) 1.0% of the principal amount of the applicable Term Loan if prepaid after the first and on or before the third anniversary of the Effective Date. All Term Loans will be subject to a facility fee of 0.5% of the principal amount.

Underwritten Public Offering and Common Stock Issuances

On January 31, 2022, the Company completed an underwritten public offering of 4,074,075 shares of common stock and pre-funded warrants to purchase up to 925,925 shares of common stock. As part of the underwritten public offering, on February 3, 2022, the Company issued an additional 750,000 shares of common stock representing the underwriters’ full exercise of their over-allotment option. The shares of common stock and the pre-funded warrants were offered by the company at a price to the public of $27.00 and $26.999 per share, respectively. The aggregate net proceeds received by the Company from the offering were $145.6 million, net of underwriting discounts and commissions and estimated offering expenses of $9.7 million.

Subsequent to December 31, 2021, 18,937 and 2,312,257 shares of common stock were issued pertaining to the exercise of Series A and Series B warrants, respectively, providing proceeds of $30.8 million to the Company.

Subsequent to December 31, 2021, 725,283 shares of common stock were issued pertaining to the exercise of the warrant that was previously issued to Gilead pursuant to the securities purchase agreement, providing $9.6 million of proceeds to the Company.

Subsequent to December 31, 2021, 212,892 shares of common stock were issued in connection with the exercise of stock options by former employees and pre-established non-discretionary sales plans, providing proceeds of $2.8 million to the Company.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

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

As of December 31, 2021, management assessed the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Mark Kowalski, M.D., Ph.D., our Chief, Research and Early Development, separated from employment from the Company effective March 10, 2022.

Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3. Exhibits

			Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1+†	Asset Purchase Agreement dated August 20, 2018 by and between the Registrant and YM Biosciences Australia Pty Ltd. and Gilead Sciences, Inc.	10-Q	001-37490	2.1	November 8, 2018
2.2++	Amendment to Asset Purchase Agreement dated October 28, 2019, by and between the Registrant and YM Biosciences Australia Pty Ltd. and Gilead Sciences, Inc.	10-K	001-37490	2.2	March 3, 2020
3.1	Restated Certificate of Incorporation.	S-1	333-204921	3.2	June 12, 2015
3.2	Certificate of Amendment to the Restated Certificate of Incorporation.	8-K	001-37490	3.1	January 22, 2020
3.3	Amended and Restated Bylaws.	8-K	001-37490	3.1	April 16, 2020
3.4	Certificate of Designation of Preferences, Rights and Limitations, with respect to the Series A Convertible Voting Preferred Stock.	8-K	001-37490	3.1	November 13, 2019
4.1	Form of Common Stock Certificate.	S-1	333-204921	4.1	July 6, 2015
4.2	Third Amended and Restated Investor Rights Agreement, dated April 17, 2014, by and among the Registrant and certain of its stockholders, as amended.	S-1	333-204921	4.2	June 12, 2015
4.3	Warrant dated August 21, 2018 issued to Silicon Valley Bank	10-Q	001-37490	4.1	November 8, 2018
4.4	Description of Securities					X
4.5	Form of Series A Warrant	8-K	001-37490	4.1	November 7, 2019
4.6	Form of Series B Warrant	8-K	001-37490	4.2	November 7, 2019
4.7	Form of Amendment No. 1 to the Series A Warrant to Purchase Common Stock	8-K	001-37490	4.1	September 13, 2021
4.8	Form of Amendment No. 1 to the Series B Warrant to Purchase Common Stock	8-K	001-37490	4.1	September 13, 2021

			Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.9	Securities Purchase Agreement by and between the Company and Gilead Sciences, Inc.	8-K	001-37490	10.1	February 6, 2020
4.10	Form of Warrant to Gilead Sciences, Inc.	8-K	001-37490	10.2	February 6, 2020
10.1*	Form of Indemnification Agreement.	S-1	333-204921	10.1	June 12, 2015
10.2*	2008 Stock Plan, as amended, and forms of award agreements thereunder.	S-1	333-204921	10.2	June 12, 2015
10.3*	2015 Equity Incentive Plan, as amended, and forms of award agreements thereunder.	10-K	001-37490	10.3	March 11, 2021
10.4*	2015 Employee Stock Purchase Plan.	S-1	333-204921	10.4	July 6, 2015
10.5*	2018 Equity Inducement Plan, as amended, and forms of award agreements thereunder.					X
10.6*	Form of Executive Officer Employment Agreement.	S-1	333-204921	10.5	July 6, 2015
10.7	Form of Amendment to Executive Officer Employment Agreement (other than Chief Executive Officer)	10-Q	001-37490	10.1	May 9, 2017
10.8*	Employment Agreement between the Registrant and Stephen G. Dilly	10-Q	001-37490	10.1	August 6, 2020
10.9+	License Agreement dated September 27, 2016 by and between the Registrant and CRT Pioneer Fund LP.	10-Q	001-37490	10.1	November 10, 2016
10.10+	Amendment No. 1 to the License Agreement dated November 10, 2020 by and between the Registrant and CRT Pioneer Fund LP.	10-K	001-37490	10.12	March 11, 2021
10.11+	License Agreement dated August 3, 2021 by and between the Registrant and AstraZeneca AB.	10-Q	001-37490	10.1	November 5, 2021
10.12	Office Lease, dated June 12, 2017, by and between Sierra Oncology Canada ULC and The Cadillac Fairview Corporation Limited, as the duly authorized agent of Ontrea Inc. and Van885 West Georgia GP Ltd., the general partner of Van885 West Georgia LP.	10-Q	001-37490	10.1	August 10, 2017
10.13	Office Sublease, dated December 1, 2020, by and between Sierra Oncology Canada ULC and Scougall Management (1987) Limited and consented to on December 18, 2020 by Van885 West Georgia GP Ltd. and Ontrea Inc., the general partners of Van885 West Georgia LP.	10-K	001-37490	10.14	March 11, 2021

Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.14	Office Lease, dated December 10, 2020 and effective December 14, 2020, by and between Sierra Oncology, Inc. and KW Fund VI-San Mateo, LLC.	10-K	001-37490	10.15	March 11, 2021
23.1	Consent of independent registered public accounting firm.					X
24.1	Power of Attorney. Reference is made to the signature page hereto.					X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Schema Linkbase Document.					X
101.CAL	Inline XBRL Calculation Linkbase Document.					X
101.DEF	Inline XBRL Definition Linkbase Document.					X
101.EXT	Inline XBRL Extension label Linkbase Document.					X
101.PRE	Inline XBRL Presentation Linkbase Document.					X
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 has been formatted in Inline XBRL.					X

*	Executive compensation plan or agreement.
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

Date: March 10, 2022

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

Signature	Title	Date

/s/ Stephen G. Dilly Stephen G. Dilly	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2022

/s/ Sukhi Jagpal Sukhi Jagpal	Chief Financial Officer (Principal Accounting and Financial Officer)	March 10, 2022

/s/ Robert Pelzer Robert Pelzer	Chairman of the Board	March 10, 2022

/s/ Gaurav Aggarwal Gaurav Aggarwal	Director	March 10, 2022

/s/ Andrew Allen Andrew Allen	Director	March 10, 2022

/s/ Mona Ashiya Mona Ashiya	Director	March 10, 2022

/s/ Craig Collard Craig Collard	Director	March 10, 2022

/s/ Jeffrey H. Cooper Jeffrey H. Cooper	Director	March 10, 2022

/s/ Georgia Erbez Georgia Erbez	Director	March 10, 2022

/s/ Christy Oliger Christy Oliger	Director	March 10, 2022

/s/ Andrew Sinclair Andrew Sinclair	Director	March 10, 2022