Form 10-K/A
period 2021-12-31
Sierra Oncology, Inc.
filed 2022-04-29
CIK 1290149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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
12b-2
of the Exchange Act).    YES  ☐    NO  ☒
The aggregate market value of common stock held by
non-affiliates
of the registrant calculated based on the closing price of $19.47 of the registrant’s common stock as reported on The Nasdaq Global Market on June 30, 2021, the last business day of the registrant’s most recently completed second quarter, was $
128.4
million.
The number of shares of Registrant’s Common Stock outstanding as of
April 25, 2022
 was 24,419,349.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Name:	Auditor Location:	Auditor Firm ID:
Deloitte & Touche LLP	Grand Rapids, Michigan	34

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this Form
10-K/A)
to the Annual Report on
Form 10-K
of Sierra Oncology, Inc., a Delaware corporation (referred to as “SRRA,” the “Company,” “we,” “us,” or “our”) for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (SEC) on March 10, 2022 (the
Original 10-K),
is being filed for the purpose of including the information required by Part III of
Form 10-K.
This information was previously omitted from the
Original 10-K
in reliance on General Instruction G(3) to
Form 10-K,
which permits the information in the above referenced items to be incorporated in the
Form 10-K
by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end.
The reference on the cover page of the
Original 10-K
to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original
10-K
has been deleted. This Amendment No. 1 hereby amends and restates in their entirety the cover page and Items 10 through 14 of Part III of the Original
10-K.
As required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended, in connection with this
Form 10-K/A,
our Chief Executive Officer and Chief Financial Officer are providing
Rule 13a-14(a)
certifications as included herein. We are amending Item 15 of Part IV solely to reflect the inclusion of these certifications.
Except as described above, this Form 10K/A does not modify or update disclosure in, or exhibits to, the Original
10-K.
Furthermore, this
Form 10-K/A
does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the
Original 10-K.
Information not affected by this
Form 10-K/A
remains unchanged and reflects the disclosures made at the time the
Original 10-K
was filed.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Board of Directors
Our business affairs are managed under the direction of our Board of Directors, which currently consists of ten members. Nine of our directors are independent within the meaning of the listing standards of the Nasdaq Stock Market. Our Board of Directors is divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring.
The following table sets forth the names and certain other information about each of our current directors. All information is as of March 31, 2022:

Name	Age	Class
Stephen G. Dilly, M.B.B.S., Ph.D.	62	Class III Director
Gaurav Aggarwal, M.D. (1)(2)	49	Class I Director
Andrew Allen, M.D., Ph.D. (3)	55	Class II Director
Mona Ashiya, Ph.D. (4)	53	Class II Director
Craig A. Collard (2)(4)	56	Class I Director
Jeffrey H. Cooper (1)	66	Class I Director
Georgia L. Erbez (1)	55	Class II Director
Christy J. Oliger (4)	52	Class III Director (5)
Robert Pelzer (2)(3)	68	Class III Director
Andrew Sinclair, Ph.D. (3)	50	Class II Director

(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee
(3)	Member of our Nominating and Corporate Governance Committee
(4)	Member of our Commercialization Advisory Committee
(5)	Following Mr. Richardson’s resignation, Ms. Oliger was reclassified from a Class I to a Class III director.
Stephen G. Dilly, M.B.B.S., Ph.D.,
has served as our President and Chief Executive Officer and as a member of our Board of Directors since June 2020. Previously, Dr. Dilly served as Chief Executive Officer of Aimmune Therapeutics, Inc., a biopharmaceutical company, from April 2014 to June 2018, and as a member of Aimmune’s board of directors from April 2013 to June 2018. Dr. Dilly was Chief Executive Officer of PhotoThera, Inc., a medical device company, from January 2012 to December 2012. Dr. Dilly currently serves on the board of directors of Codexis Inc and is chairperson of the science and technology committee and a member of the nominating and governance committee. From 2010 to 2020, Dr. Dilly served as an independent director of Sangamo Biosciences, Inc., where he also served as chairperson of the clinical review committee. From 2006 to 2011, Dr. Dilly served as President and Chief Executive Officer and a member of the board of directors of APT Pharmaceuticals, Inc. From 2007 to 2009, he was a member of the board of directors of Avigen, Inc., which merged with MediciNova, Inc. in December 2009. From 2003 to 2006, he served as Chief Medical Officer and Senior Vice President of Development of Chiron BioPharma, which was later acquired by Novartis International AG. From 1998 to 2003, Dr. Dilly held various management positions at Genentech, Inc., including Vice President of Development Sciences from 2002 to 2003 and Vice President of Medical Affairs from 1998 to 2001. From 1988 to 1998, Dr. Dilly held various management positions in drug development with SmithKline Beecham, PLC, a healthcare company in the U.K.. Dr. Dilly received an M.B.B.S. from the University of London in the U.K. and a Ph.D. in cardiac physiology from University of London. Our Board of Directors believes that Dr. Dilly should serve as a director based upon his expertise in the biopharmaceutical industry and the insight and strategy he can provide as our Chief Executive Officer.

Gaurav Aggarwal, M.D.,
has served as a member of our Board of Directors since November 2019. Dr. Aggarwal has served as a Managing Director of Vivo Capital LLC, a healthcare focused investment firm, since October 2016 where he focuses on investments in life sciences companies. Dr. Aggarwal previously served as the Chief Business Officer of Ocera Therapeutics, Inc. from April 2014 through October 2016. From January 2013 through December 2013, Dr. Aggarwal served as Managing Director of Investor Growth Capital. From August 2006 through December 2012, Dr. Aggarwal served as a Principal and Partner at Panorama Capital, L.P., a venture capital fund. From March 2004 to August 2006, Dr. Aggarwal was an associate with JPMorgan Partners, LLC, a private equity division of JPMorgan Chase & Co. Prior to joining JP Morgan Partners, LLC, Dr. Aggarwal focused on venture capital investments in biopharmaceutical and medical device companies at KBL Healthcare Ventures and Wasserstein Perrella & Co. Dr. Aggarwal previously served on the boards of directors of Hyperion Therapeutics, Inc. (acquired by Horizon Pharma) and Microlin Bio, Inc. Dr. Aggarwal received a M.D. from Columbia University, College of Physicians & Surgeons, and his B.S. in Agricultural Economics from Cornell University. Our Board of Directors believes that Dr. Aggarwal should serve as a director based upon his experience in the biopharmaceutical and venture capital industries. Dr. Aggarwal was originally recommended for appointment as a director by Vivo Opportunity, LLC, the general partner of Vivo Opportunity Fund, L.P, who purchased securities in the Company’s November 2019 public offering. Dr. Aggarwal serves as a managing member of Vivo Opportunity, LLC.
Andrew Allen, M.D., Ph.D
., has served as a member of our Board of Directors since October 2017. Dr. Allen has served as the Chief Executive Officer and President of Gritstone bio, Inc., an immunotherapy company that he co-founded,
since August 2015. From April 2009 to August 2015, Dr. Allen served as the Executive Vice President of Clinical and
Pre-Clinical
Development and Chief Medical Officer of Clovis Oncology, Inc., a biopharmaceutical company that he co-founded.
Prior to cofounding Clovis, he served in the same role at Pharmion Corporation, a pharmaceutical company, beginning in 2006. From 2004 to 2006, Dr. Allen served as Vice President of BioPharma Development and Head of the Oncology Therapeutic Unit for Chiron Corporation, a biotechnology company. Prior to that, Dr. Allen served as global project head in Abbott Laboratories’ oncology franchise, and he progressed through positions of increasing responsibility at the management consulting firm McKinsey & Company, with a focus on oncology strategy. Dr. Allen has served on the board of directors of Gritstone bio, Inc. since September 2015, on the board of directors of TCR2 Therapeutics, Inc. since December 2018, and serves on the board of directors of several private companies. Dr. Allen also served on the board of directors of Epizyme, Inc. from June 2014 to November 2021 and Cell Design Labs, Inc. from November 2015 until its acquisition by Gilead Sciences, Inc. in December 2017. Dr. Allen qualified in medicine at Oxford University and earned his Ph.D. from the Imperial College of Science, Technology and Medicine in London. Dr. Allen also obtained postgraduate internal medicine qualification as a Member of Royal College of Physicians. Our Board of Directors believes that Dr. Allen should serve as a director based upon his extensive executive, development and scientific experience in the biopharmaceutical industry.
Mona Ashiya, Ph.D.,
has served as a member of our Board of Directors since November 2019. Dr. Ashiya is currently a Partner at OrbiMed Advisors, LLC, an investment firm. Dr. Ashiya currently serves on the boards of directors of several private companies. She also previously served on the board of directors of Prevail Therapeutics Inc. from October 2017 to March 2019. Dr. Ashiya received a B.A. from the University of California, Berkeley and her Ph.D. in Cellular, Molecular and Developmental Biology from the University of Pittsburgh. Our Board of Directors believes that Dr. Ashiya should serve as a director based upon her experience in the venture capital industry and her experience as in investor in biotechnology companies.
Craig A. Collard
has served as a member of our Board of Directors since May 2020. Until December 2021, Mr. Collard was the CEO of Veloxis Pharmaceuticals, Inc., a transplant focused pharmaceutical company, now a subsidiary of Asahi Kasei Corporation after its acquisition of Veloxis Pharmaceuticals, Inc. for $1.3 billion in 2020. Prior to this, he served as the CEO and chairperson of Cornerstone Therapeutics, Inc., a pharmaceutical company he founded in 2004, until February 2014 when the company was purchased by Chiesi Pharmaceuticals, Inc. Before founding Cornerstone, Mr. Collard served as President and CEO of Carolina Pharmaceuticals, Inc., a pharmaceutical company he founded in May 2003. From 1998 to 2003, Mr. Collard served in various commercial roles at Verum Pharmaceuticals, Inc., and DJ Pharma, Inc. Mr. Collard has served as a member of the boards of directors of Veloxis Pharmaceuticals, Inc. and Opiant Pharmaceutics, Inc., each since December 2018. Mr. Collard received a B.S. in Engineering from the Southern College of Technology (now Southern Polytechnic State University) in Marietta, Georgia. Our Board of Directors believes that Mr. Collard should serve as a director based upon his extensive executive, development, and commercial experience in the biopharmaceutical industry. Mr. Collard was originally recommended for appointment as a director by an executive recruiting company focused on the biotechnology industry that we hired to facilitate the identification and recruitment of board leadership.

Jeffrey H. Cooper
has served as a member of our Board of Directors since March 2016. Mr. Cooper has served as an independent consultant for life sciences companies since January 2014. Previously, Mr. Cooper served at KaloBios Pharmaceuticals, Inc., a biotechnology company, as a senior advisor from November 2013 until December 2013 and as the Chief Financial Officer from July 2012 until October 2013. Prior to joining KaloBios, Mr. Cooper served in positions of increasing responsibility at BioMarin Pharmaceutical Inc., a pharmaceutical company, beginning as Vice President, Controller, to his most recent position as Senior Vice President and Chief Financial Officer from 2007 to May 2012. Mr. Cooper has also served as Vice President of Finance at Matrix Pharmaceutical, Inc. and held numerous finance-related positions within the health care and pharmaceutical industries, including Corporate Controller at Foundation Health Systems Inc. and Director of Business Analysis at Syntex Corporation. Mr. Cooper also previously served on the board of directors of Tobira Therapeutics, Inc. until it was acquired by Allergan plc in November 2016. Mr. Cooper received a B.A. in Economics from the University of California, Los Angeles and an M.B.A. from Santa Clara University and was formerly a Certified Public Accountant. Our Board of Directors believes that Mr. Cooper should serve as a director based upon his experience as a senior executive in the life sciences industry, as well as his experience and skills relating to financial statement and accounting matters.
Georgia L. Erbez
has served as a member of our Board of Directors since June 2021. She has also served as Chief Financial Officer of Harpoon Therapeutics since October 2018. She previously served as Chief Business Officer and Chief Financial Officer of Zosano Pharma, a therapeutics company focused on migraine from November 2015 to March 2016. She served as Chief Financial Officer and Executive Vice President of Asterias Biotherapeutics and Chief Financial Officer, Secretary and Treasurer of Raptor Pharmaceuticals, where she helped to navigate the company through a growth period that included its first drug approval and subsequent commercial launch. Prior to Raptor, Ms. Erbez was a Managing Director, Healthcare Investment Banking at Collins Stewart, a Founder and Managing Director at Beal Advisors, and a senior level investment banker at Jefferies & Company, Inc. and Cowen and Company. Ms. Erbez served on the board of directors and as chairperson of the audit committee of Artelo Biosciences, a biopharmaceutical company, from September 2017 to December 2019. She has also held positions at the investment banks Hambrecht & Quist and Alex. Brown & Sons Inc. Ms. Erbez received a B.A. degree in International Relations from the University of California at Davis. Our Board of Directors believes that Ms. Erbez should serve as a director based upon her extensive experience in investment banking and finance and the biopharmaceuticals industry.
Christy J. Oliger
has served as a member of our Board of Directors since June 2021. She has also served on the boards of directors of Karyopharm Therapeutics Inc., a pharmaceutical company focused on developing cancer therapies, since August 2020, Reata Pharmaceuticals, Inc., a biopharmaceutical company, since April 2021, and Replimune, a company specializing in oncolytic immunotherapy, since December 2021. Ms. Oliger worked at Genentech, Inc., a biotechnology company, from February 2000 to July 2020, in various leadership roles including most recently as Senior Vice President of the Oncology business unit from January 2017 to July 2020, and Senior Vice President, Neuroscience and Rare Diseases business unit. Prior to Genentech, Ms. Oliger held management positions at Schering-Plough. Ms. Oliger holds a B.A. in Economics from the University of California at Santa Barbara. Our Board of Directors believes that Ms. Oliger should serve as a director based upon her extensive strategic and operational experience in the biopharmaceuticals industry.
Robert Pelzer
has served as Chairperson of our Board of Directors since November 2019 and a member of our Board of Directors since May 2015. From September 2008 to March 2013, Mr. Pelzer served as the President of Novartis Corporation, a pharmaceutical company. From 2002 to 2008, Mr. Pelzer served as General Counsel at Novartis Pharma AG. Prior to 2002, Mr. Pelzer held various positions, including serving as General Counsel and Senior Vice President at DuPont Pharmaceuticals from 1998 to 2001. Since 2013, Mr. Pelzer has served on the board of directors of Qu Biologics Inc. and previously served on the board of directors of Aquinox Pharmaceuticals Inc. and Idenix Pharmaceuticals, Inc. Mr. Pelzer received a BComm and an LL.B. from the University of Alberta. Our Board of Directors believes that Mr. Pelzer should serve as a director based upon his extensive experience in the healthcare industry.

Andrew Sinclair, Ph.D.,
has served as a member of our Board of Directors since November 2019. Since November 2008, Dr. Sinclair has served in various positions at Abingworth LLP, a life sciences investment group, where he currently serves as a Partner. Dr. Sinclair has served on the boards of directors of Soleno Therapeutics, Inc. since December 2018, Verona Pharma plc. since June 2016, and Adicet Bio, Inc. since March 2021. Dr. Sinclair is a member of the Institute of Chartered Accountants in England and Wales. Dr. Sinclair received a B.Sc. in Microbiology from King’s College London and his Ph.D. in Chemistry and Genetic Engineering at the BBSRC Institute of Plant Science, Norwich. Our Board of Directors believes that Dr. Sinclair should serve as a director based upon his experience in the biopharmaceutical and venture capital industries.
Board Diversity
In August 2021, the SEC approved a Nasdaq Stock Market proposal to adopt new listing rules relating to board diversity and disclosure. As approved by the SEC, the new Nasdaq listing rules require all Nasdaq listed companies to disclose consistent, transparent diversity statistics regarding their boards of directors. The rules also require most Nasdaq listed companies to have, or explain why they do not have, at least two diverse directors, including one who self-identifies as female and one who self-identifies as either an under-represented minority or LGBTQ+. In this regard, three members of the Board of Directors are female and two self-identify as an under-represented minority. Accordingly, the Company would be in compliance with Nasdaq’s diversity requirement. The Board Diversity Matrix below presents the Board’s diversity statistics in the format prescribed by the Nasdaq rules.

Board Diversity Matrix (As of April 29, 2022)

Total Number of Directors	10
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	3	7
Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian		1
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White	2	6
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background	1
Executive Officers
The following table provides information regarding our executive officers as of March 31, 2022:

Name	Age	Position(s)
Stephen G. Dilly, M.B.B.S., Ph.D.	62	President, Chief Executive Officer and Director
Sukhi Jagpal, C.P.A., M.B.A.	48	Chief Financial Officer
Barbara Klencke, M.D.	64	Chief Medical Officer
Kevin Norrett, M.S., M.B.A.	49	Chief Business Officer
Christina Thomson, M.S., J.D.	51	General Counsel, Chief Compliance Officer and Corporate Secretary
William D. Turner	56	Chief Regulatory and Technical Operations Officer
Stephen G. Dilly, M.B.B.S., Ph.D.,
has served as our President and Chief Executive Officer and as a member of our Board of Directors since June 2020. Dr. Dilly’s biographical information is set forth above under the heading “Board of Directors.”
Sukhi Jagpal, C.P.A., M.B.A.,
has served as our Chief Financial Officer since February 2015. Previously, Mr. Jagpal served as the Chief Financial Officer of QLT Inc., a biotechnology company, from July 2012 to February 2015, where he also served as the Senior Director, Finance and Corporate Controller from January 2011 to June 2012. Mr. Jagpal has also held senior finance positions with Pivotal Corporation, 360networks Inc. and KPMG LLP. Mr. Jagpal is a Chartered Professional Accountant, a Chartered Business Valuator and holds a B.S. in Business Administration from Simon Fraser University, an M.B.A. from Cornell University – S.C. Johnson Graduate School of Management and an M.B.A. from Queens University.
Barbara Klencke, M.D.
, has served as our Chief Medical Officer since May 2021, prior to which she had been our Chief Development Officer since June 2015. Previously, Dr. Klencke served as the Senior Vice President, Development at Onyx Pharmaceuticals, a biopharmaceutical company and a subsidiary of Amgen Inc., from January 2011 to June 2015, and as the Group Medical Director in Product Development, Oncology at Genentech, Inc., a biotechnology company, from July 2003 to January 2011. Prior to that, Dr. Klencke served as the Medical Director at Chiron Corporation, a biotechnology company later acquired by Novartis International AG, and as an assistant professor of medicine at the University of California, San Francisco Medical Center. Dr. Klencke has served on the board of directors of eFFECTOR Thereapeutics, Inc. since November 2021 and served on the board of directors of Lexent Bio from 2017 until its acquisition by Foundation Medicine, Inc. in June 2020. Dr. Klencke holds a B.S. from Indiana University and an M.D. from the University of California, Davis.
Kevin Norrett, M.B.A.,
has served as our Chief Business Officer since August 2020. Previously, Mr. Norrett served as Chief Commercial Officer at Angion Biomedica Corp., a clinical stage biopharmaceutical company, since July 2019. Prior to Angion, Mr. Norrett held roles of increasing responsibility at Aimmune Therapeutics, Inc., a biopharmaceutical company, between January 2017 and July 2019, most recently serving as Vice President, Marketing, Market Access & Commercial Operations from May 2019 until July 2019. Prior to that, Mr. Norrett was Vice President of Market Access & Commercial Development at ZS Pharma, Inc., a biopharmaceutical company, from October 2014 until January 2017. Mr. Norrett holds a B.S. in Biological Sciences from the University of California, Davis, an M.S. in Biochemistry and Molecular Biology from the University of California, Los Angeles and an MBA from the University of California, Berkeley – Walter A. Haas School of Business.

Christina Thomson, M.S., J.D.,
has served as our General Counsel and Secretary since July 2020, and also as our Chief Compliance Officer since December 2021. Previously, Ms. Thomson served as General Counsel at Athira Pharma, Inc., a pharmaceutical company, from February 2019 to July 2020. Prior to Athira, Ms. Thomson served as the General Counsel and Secretary of the Infectious Disease Research Institute from September 2017 to December 2018. Ms. Thomson has served as the principal attorney and founder of Thomson Law PLLC since July 2013. Prior to this, Ms. Thomson served as the General Counsel and Corporate Secretary of APT Pharmaceuticals, Inc., a pharmaceutical company, from May 2009 to January 2012. Ms. Thomson received her B.S. in Biology from the University of Utah in 1994, her M.S. in Biology from the University of Utah in 1996, and her J.D. from the University of Utah J. Quinney College of Law in 1999.
William D. Turner
has served as our Chief Regulatory and Technical Operations Officer since August 2020. He previously served as Principal Consultant for BiopharmBridge, LLC since April 2020. Prior to BiopharmBridge, Mr. Turner served as Senior Vice President of Technical Operations and Regulatory Science at Aimmune Therapeutics, Inc., a biopharmaceutical company, from July 2018 until April 2020. Mr. Turner also served as Senior Vice President of Global Regulatory Affairs and Quality Assurance at Aimmune from January 2016 to July 2018. From July 2013 to January 2016, Mr. Turner served as Principal Consultant at Turner Regulatory Solutions, LLC. Mr. Turner holds a B.S. in Medical Microbiology with a minor in Chemistry from California State University at Long Beach.
Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There are no familial relationships among any of our directors or executive officers.

Corporate Governance
We are committed to good corporate governance practices. These practices provide an important framework within which our Board of Directors and management pursue our strategic objectives for the benefit of our stockholders.
Corporate Governance Guidelines
Our Board of Directors has adopted Corporate Governance Guidelines that set forth expectations for directors, director independence standards, Board committee structure and functions, and other policies for the governance of the Company. Our Corporate Governance Guidelines are available without charge on the investor relations section of our website at
http://investor.sierraoncology.com/corporate-governance
.
Board Composition and Leadership Structure
The positions of Chief Executive Officer and Chairperson of our Board of Directors are held by two different individuals (Dr. Stephen G. Dilly and Mr. Robert Pelzer, respectively). This structure allows our Chief Executive Officer to focus on our day-to-day
business while our Chairperson leads our Board of Directors in its fundamental role of providing advice to and independent oversight of management. Our Board of Directors believes such separation is appropriate, as it enhances the accountability of the Chief Executive Officer to the Board of Directors and strengthens the independence of the Board of Directors from management.
Board’s Role in Risk Oversight
Our Board of Directors oversees the Company’s risk management process, including operational, financial, legal and regulatory, strategic and reputational risks. Our Board of Directors’ approach to risk oversight is designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance stockholder value. A fundamental part of our risk oversight is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for us. In setting our business strategy, our Board of Directors assesses the various risks and mitigation strategies implemented by management and determines the appropriate level of risk for the Company.
Our Board of Directors believes that open communication between management and the Board of Directors is essential for effective risk management and oversight. Our Board of Directors meets with our Chief Executive Officer and other members of the senior management team at quarterly Board of Director meetings, where, among other topics, they discuss strategy and risks in the context of reports from the management team and evaluate the risks inherent in significant transactions. While our Board of Directors is ultimately responsible for risk oversight, our Board committees assist the Board of Directors in fulfilling its oversight responsibilities in certain areas of risk. The Audit Committee assists our Board of Directors in fulfilling its oversight responsibilities with respect to risk management in the areas of internal control over financial reporting and disclosure controls and procedures. The Compensation Committee assists our Board of Directors in assessing risks created by the incentives inherent in our compensation policies. The Nominating and Corporate Governance Committee assists our Board of Directors in fulfilling its oversight responsibilities with respect to the management of corporate, legal and regulatory risk.
While our Board of Directors oversees risk management, the Company’s management is charged with managing risk on a day-to-day
basis. The Company believes it has strong internal processes and a robust internal control environment, which facilities the identification and management of risks and regular communication with our Board of Directors. These processes include regular management disclosure committee meetings, a Code of Conduct and Ethics and a robust compliance program.
Director Independence

Our common stock is listed on the Nasdaq Global Market. Under the rules of the Nasdaq Stock Market, independent directors must constitute a majority of a listed Company’s Board of Directors. In addition, the rules of the Nasdaq Stock Market require that, subject to specified exceptions, each member of a listed Company’s Audit, Compensation and Nominating and Corporate Governance Committees must be an “independent director.” Under the rules of the Nasdaq Stock Market, a director will only qualify as an “independent director” if, in the opinion of that Company’s Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Additionally, Compensation Committee members must not have a relationship with the listed company that is material to the director’s ability to be independent from management in connection with the duties of a Compensation Committee member.
Audit Committee members must also satisfy the independence criteria set forth in Rule
10A-3
under the Securities Exchange Act of 1934, as amended (Exchange Act). In order to be considered independent for purposes of Rule
10A-3,
a member of an Audit Committee of a listed company may not, other than in his or her capacity as a member of the Audit Committee, the Board of Directors or any other Board committee: (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (ii) be an affiliated person of the listed company or any of its subsidiaries.
Our Board of Directors has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board of Directors determined that Mr. Robert Pelzer, Dr. Gaurav Aggarwal, Dr. Andrew Allen, Dr. Mona Ashiya, Mr. Craig Collard, Mr. Jeffrey H. Cooper, Ms. Georgia L. Erbez, Ms. Christy J. Oliger and Dr. Andrew Sinclair, representing nine of our ten incumbent directors, are “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the Nasdaq Stock Market. In addition, Dr. Joshua Richardson, who resigned from our Board of Directors in March 2022, was also an “independent director” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the Nasdaq Stock Market. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each directors’ business and personal activities and relationships as they may relate to us and our management, including the beneficial ownership of our capital stock by each non-employee
director and any affiliates.
Committees of Our Board of Directors
Our Board of Directors has established an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Commercialization Advisory Committee, each of which has the composition and responsibilities described below. Members serve on these committees until their resignation or until otherwise determined by our Board of Directors. Each of these committees has a written charter, copies of which are available without charge on the investor relations section of our website at
http://investor.sierraoncology.com/corporate-governance
.
Audit Committee
Our Audit Committee is composed of Mr. Cooper, Dr. Aggarwal and Ms. Erbez. Mr. Cooper is the Chairperson of our Audit Committee. The composition of our Audit Committee meets the requirements for independence under the current Nasdaq Stock Market and SEC rules and regulations. Each member of our Audit Committee is financially literate. In addition, our Board of Directors has determined that Mr. Cooper and Ms. Erbez are an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation
S-K
promulgated under the Securities Act. Our Audit Committee is directly responsible for, among other things:

•	our accounting and financial reporting processes, including our financial statement audits and the integrity of our financial statements;

•	our compliance with legal and regulatory requirements;

•	the qualifications, independence and performance of our independent auditors; and

•	the preparation of the Audit Committee report to be included in an annual proxy statement.

Compensation Committee
Our Compensation Committee is composed of Mr. Pelzer, Dr. Aggarwal and Mr. Collard. Mr. Pelzer is the Chairperson of our Compensation Committee. The composition of our Compensation Committee meets the requirements for independence under the current Nasdaq Stock Market and SEC rules and regulations. Our Compensation Committee is responsible for, among other things:

•
evaluating, and reviewing executive officer and director compensation arrangements, plans, policies and programs and recommending or, with respect to executive officer compensation, approving such arrangements, plans, policies and programs;

•	administering our cash-based and equity-based compensation plans; and

•	making recommendations to our Board of Directors regarding any other board of director responsibilities relating to executive compensation.
The Compensation Committee has the sole authority and responsibility, subject to any approval by the Board of Directors which the Compensation Committee or legal counsel determines to be desirable or required by applicable law or the Nasdaq rules, to determine all aspects of executive compensation packages for the Chief Executive Officer and other executive officers. The Compensation Committee also makes recommendations to our Board of Directors regarding the form and amount of compensation of non-employee
directors. The Compensation Committee may take into account the recommendations of the Chief Executive Officer with respect to compensation of the other executive officers, and the recommendations of the Board of Directors or any member of the Board of Directors with respect to compensation of the Chief Executive Officer and other executive officers.
The Compensation Committee engaged an independent executive compensation consulting firm, Radford, an AON Hewitt Company (Radford), to evaluate our executive compensation program and practices and to provide advice and ongoing assistance on executive compensation matters for the fiscal year ended December 31, 2021. Specifically, Radford was engaged to:

•	provide compensation-related data for a peer group of companies to serve as a basis for assessing competitive compensation practices;

•	review and assess our current director, CEO and other executive officer compensation policies and practices and equity profile, relative to market practices;

•	review and assess our current executive compensation program relative to market to identify any potential changes or enhancements to be brought to the attention of the Compensation Committee; and

•	review market practices regarding equity programs.
Representatives of Radford met informally with the Chairperson of the Compensation Committee and attended the regular meetings of the Compensation Committee, including executive sessions from time to time without any members of management present. During the fiscal year ended December 31, 2021, Radford worked directly with the Compensation Committee (and not on behalf of management) to assist the committee in satisfying its responsibilities and undertook no projects for management without the committee’s prior approval. The Compensation Committee has determined that none of the work performed by Radford during the fiscal year ended December 31, 2021 raised any conflict of interest.
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee is composed of Dr. Sinclair, Dr. Allen, and Mr. Pelzer. Dr. Sinclair is the Chairperson of our Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee is responsible for, among other things:

•	identifying, evaluating and recommending candidates for membership on our Board of Directors;

•	overseeing the evaluation of the performance of our Board of Directors; and

•	advising our Board of Directors on other corporate governance matters.

Commercialization Advisory Committee
Our Commercialization Advisory Committee was formed in June 2021 and is composed of Mr. Collard, Dr. Ashiya and Ms. Oliger. Mr. Collard is the Chairperson of our Commercialization Advisory Committee. Our Commercialization Advisory Committee is responsible for, among other things:

•	meeting with management with respect to the commercialization strategy and plans for momelotinib and future potential products;

•	facilitating alignment of the Board and management on critical elements of the commercialization strategy and align on the resources required to ensure a future successful launch of momelotinib;

•	sharing best practices as it relates to experiences with recent commercial launches; and

•	reviewing, and providing ongoing oversight of significant commercialization engagement strategies, policies, compliance and standards.
Code of Conduct and Ethics
Our Board of Directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. We intend to disclose future amendments to certain provisions of our code of conduct, or waivers of these provisions, on our website or in public filings. The full text of our code of conduct is posted on the investor relations section of our website at
http://investor.sierraoncology.com/corporate-governance
.
Compensation Committee Interlocks and Insider Participation
During 2021, Mr. Pelzer, Dr. Aggarwal, Mr. Collard and Dr. Richardson served on our Compensation Committee. None of our current executive officers has served as a member of the Board of Directors, or as a member of the Compensation or similar committee, of any entity that has one or more executive officers who served on our Board of Directors or Compensation Committee during the fiscal year ended December 31, 2021.
Board and Committee Meetings and Attendance
The Board of Directors and its committees meet regularly throughout the year and also hold special meetings and act by written consent from time to time. During 2021, the Board of Directors held seven meetings, the Audit Committee held four meetings, the Compensation Committee held four meetings, the Nominating and Corporate Governance Committee held five meetings, and the Commercialization Advisory Committee held three meetings, including telephonic meetings. During 2021, none of the directors attended fewer than 75% of the aggregate of the total number of meetings held by the Board of Directors during his or her tenure and the total number of meetings held by all committees of the Board of Directors on which such director served during his or her tenure. The independent members of the Board of Directors also meet separately without management directors on a regular basis to discuss such matters as the independent directors consider appropriate.
Board Attendance at Annual Stockholders’ Meeting
We invite and encourage each member of our Board of Directors to attend our Annual Meetings of Stockholders. We do not have a formal policy regarding attendance of Annual Meetings by the members of our Board of Directors. Three of our directors attended our 2021 Annual Meeting of Stockholders.
Communication with Directors
Stockholders and interested parties who wish to communicate with our Board of Directors, non-management
members of our Board of Directors as a group, a committee of the Board of Directors or a specific member of our Board of Directors (including our Chairperson) may do so by letters addressed to the attention of our Corporate Secretary, Sierra Oncology, Inc., 1820 Gateway Drive, Suite 110, San Mateo, CA 94404.

All communications by letter addressed to the attention of our Corporate Secretary will be reviewed by the Corporate Secretary and provided to the members of the Board of Directors unless such communications are unsolicited items, sales materials and other routine items or items unrelated to the duties and responsibilities of the Board of Directors.
Considerations in Evaluating Director Nominees
The Nominating and Corporate Governance Committee is responsible for identifying, evaluating and recommending candidates to the Board of Directors for Board membership. A variety of methods are used to identify and evaluate director nominees, with the goal of maintaining and further developing a diverse, experienced and highly qualified Board of Directors. Candidates may come to our attention through current members of our Board of Directors, professional search firms, stockholders, management or other persons.
The Nominating and Corporate Governance Committee will recommend to the Board of Directors for selection all nominees to be proposed by the Board of Directors for election by the stockholders, including approval or recommendation of a slate of director nominees to be proposed by the Board of Directors for election at each Annual Meeting of Stockholders, and will recommend all director nominees to be appointed by the Board of Directors to fill interim director vacancies.
Our Board of Directors encourages selection of directors who will contribute to the Company’s overall corporate goals. The Nominating and Corporate Governance Committee may from time to time review and recommend to the Board of Directors the desired qualifications, expertise and characteristics of directors, including such factors as business experience, diversity and personal skills in life sciences and biotechnology, finance, marketing, financial reporting and other areas that are expected to contribute to an effective Board of Directors. Exceptional candidates who do not meet all of these criteria may still be considered. In evaluating potential candidates for the Board of Directors, the Nominating and Corporate Governance Committee considers these factors in the light of the specific needs of the Board of Directors at that time.
In addition, under our Corporate Governance Guidelines, a director is expected to spend the time and effort necessary to properly discharge such director’s responsibilities. Accordingly, a director is expected to regularly attend meetings of the Board of Directors and committees on which such director sits, and to review prior to meetings material distributed in advance for such meetings. Thus, the number of other public company boards and other boards (or comparable governing bodies) on which a prospective nominee is a member, as well as his or her other professional responsibilities, will be considered. Also, under our Corporate Governance Guidelines, there are no limits on the number of three-year terms that may be served by a director. However, in connection with evaluating recommendations for nomination for reelection, the Nominating and Corporate Governance Committee considers director tenure. We value diversity on a company-wide basis, but have not adopted a specific policy regarding Board diversity.
Stockholder Recommendations for Nominations to the Board of Directors
The Nominating and Corporate Governance Committee will consider properly submitted stockholder recommendations for candidates for our Board of Directors who meet the minimum qualifications as described above. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. A stockholder of record can nominate a candidate for election to the Board of Directors by complying with the procedures in Article I, Section 1.11 of our Bylaws. Any eligible stockholder who wishes to submit a nomination should review the requirements in the Bylaws on nominations by stockholders. Any nomination should be sent in writing to our Corporate Secretary, Sierra Oncology, Inc., 1820 Gateway Drive, Suite 110, San Mateo, CA 94404. Submissions must include the full name of the proposed nominee, complete biographical information, a description of the proposed nominee’s qualifications as a director, other information specified in our Bylaws, and a representation that the nominating stockholder is a beneficial or record holder of our stock and has been a holder for at least one year prior to the date of submission. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. These candidates are evaluated at meetings of the Nominating and Corporate Governance Committee, and may be considered at any point during the year. If any materials are provided by a stockholder in connection with the recommendation of a director candidate, such materials are forwarded to the Nominating and Corporate Governance Committee.

All proposals of stockholders that are intended to be presented by such stockholder at an Annual Meeting of Stockholders must be in writing and notice must be delivered to the Corporate Secretary at our principal executive offices not later than the close of business on the 75th day nor earlier than the close of business on the 105th day prior to the anniversary of the preceding year’s Annual Meeting, except that if the date of the Annual Meeting is more than 30 days before or more than 60 days after such anniversary date, for the stockholder notice to be timely, it must be delivered to the Corporate Secretary at our principal executive offices not earlier than the close of business on the 105th day prior to the currently proposed Annual Meeting and not later than the close of business on the later of (1) the 75th day prior to such Annual Meeting or (2) the close of business on the 10th day following the day on which public announcement of the date of such meeting is first made by us. Stockholders are also advised to review our Bylaws, which contain additional requirements with respect to advance notice of stockholder proposals and director nominations.
Hedging Prohibitions
Under our Insider Trading Policy, directors and executive officers, as well as other employees, are prohibited from hedging their interest in our shares by selling short or trading or purchasing “put” or “call” options on our securities or engaging in similar transactions.

Item 11. Executive Compensation.
The following tables and accompanying narrative disclosure set forth information about the compensation provided to certain of our executive officers during the years ended December 31, 2021 and 2020. These executive officers, who include our principal executive officer effective June 1, 2020, our principal executive officer until May 22, 2020, and the three most highly-compensated executive officers (other than our principal executive officer) who were serving as executive officers at the end of the fiscal year ended December 31, 2021, were:

•	Dr. Stephen G. Dilly, President, Chief Executive Officer and Director;

•	Dr. Barbara Klencke, Chief Medical Officer;

•	Dr. Mark Kowalski, Former Chief, Research and Early Development; and

•	Mr. Sukhi Jagpal, Chief Financial Officer.
We refer to these individuals as our “named executive officers.”
Summary Compensation Table for Fiscal Years 2020 and 2021
The following table presents summary information regarding the total compensation for services rendered in all capacities that was earned by our named executive officers during the years ended December 31, 2021 and 2020. Dr. Dilly became our President and Chief Executive Officer on June 1, 2020. The salary for Dr. Dilly reflects the portion of the year he served us in the capacity as an officer from the time his employment became effective. Mr. Jagpal was not a named executive officer during the year ended December 31, 2020 and therefore his compensation for such year is not presented in the table below.

Name and Principal Position	Year	Salary ($)		Option Awards (1) ($)	Non-Equity Incentive Plan Compensation (2) ($)		All Other Compensation ($)		Total ($)
Stephen G. Dilly	2021	627,000		1,092,842	391,875		3,512		2,115,229
President and Chief Executive Officer	2020	350,000		7,642,630	175,000		4,045		8,171,675
Barbara Klencke	2021	513,253		356,362	256,626		3,512		1,129,753
Chief Medical Officer	2020	500,735		2,076,520	200,294		5,218		2,782,767
Mark Kowalski	2021	456,717		356,362	228,359		3,298		1,044,735
Former Chief, Research and Early Development	2020	445,578		1,393,652	178,231		5,218		2,022,679
Sukhi Jagpal
Chief Financial Officer	2021	425,356	(3)	356,362	212,678	(3)	9,990	(4)	1,004,386

(1)
The amounts reported in this column represent the aggregate grant date fair value of the stock options granted to our named executive officers during the years ended December 31, 2021 and 2020 as computed in accordance with Accounting Standards Codification Topic 718. The assumptions used in calculating the aggregate grant date fair value of the stock options reported in this column are set forth in Note 9 to our consolidated financial statements included in our Annual Report on Form
10-K
for the year ended December 31, 2021. The amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by our named executive officers from the stock options.

(2)	The amounts reported in this column reflect cash bonuses awarded pursuant to the achievement of our 2021 and 2020 corporate objectives. See “2021 Bonuses” below.
(3)
All of Mr. Jagpal’s 2021 base salary and bonus was paid in Canadian dollars. The dollar amount in the table above reflects the U.S. dollar equivalent of the amount paid to Mr. Jagpal. The amount was converted to U.S. dollars from Canadian dollars using the average of the monthly closing exchange rates for each of the preceding quarters of the 12 months ended December 31, 2021 as quoted by the Bank of Canada. Applying this formula to fiscal year ended December 31, 2021, Canadian $1.00 was equal to U.S. $0.7910.

(4)
Amount represents a $4,962 premium for long-term disability insurance and a $775 premium for life insurance paid on behalf of Mr. Jagpal, and a $4,254 employer contribution into Mr. Jagpal’s Registered Retirement Savings Plan. These amounts represent the U.S. dollar equivalent of the amounts paid on behalf of Mr. Jagpal. The amounts were converted to U.S. dollars from Canadian dollars using the average of the monthly closing exchange rates for each of the preceding quarters of the 12 months ended December 31, 2021 as quoted by the Bank of Canada. Applying this formula to fiscal year ended December 31, 2021, Canadian $1.00 was equal to U.S. $0.7910.

2021 Equity Awards
The following table presents stock options to purchase shares of our common stock, granted to each of our named executive officers during 2021, awarded by our Compensation Committee, in its discretion.

Name	Grant Date		Number of Securities Underlying Option Granted	Option Exercise Price
Stephen G. Dilly	3/15/2021	(1)	92,000	$16.73
Barbara Klencke	3/15/2021	(1)	30,000	$16.73
Mark Kowalski	3/15/2021	(2)	30,000	$16.73
Sukhi Jagpal	3/15/2021	(1)	30,000	$16.73

(1)	Vests as to 25% of the total shares on March 15, 2022, and then the remaining shares vest in equal monthly installments over the following 36 months.
(2)	Options forfeited pursuant to the Transition Agreement executed between the Company and Dr. Kowalski as reported on Form 8-K filed on March 23, 2022.
2021 Bonuses
In 2021, bonuses for our named executive officers were based on the achievement of certain corporate objectives, including the achievement of clinical development, corporate development, financial and other business milestones. In February 2022, our Compensation Committee determined that 100% of these corporate objectives were achieved, and therefore awarded each named executive officer 100% of their target bonus. For 2021, Dr. Dilly’s target bonus was equal to 50% of his annual base salary of $627,000, Dr. Klencke’s target bonus was equal to 40% of her annual base salary of $513,253, Dr. Kowalski’s target bonus was equal to 40% of his annual base salary of $456,717 and Mr. Jagpal’s target bonus was equal to 40% of his annual base salary of $425,356. Accordingly, Dr. Dilly was awarded $391,875, Dr. Klencke was awarded $256,626, and Dr. Kowalski was awarded $228,359 and Mr. Jagpal was awarded $212,678.

2021 Outstanding Equity Awards at Fiscal
Year-End
Table
The following table presents, for each of our named executive officers, information regarding outstanding stock options held as of December 31, 2021.

			Option Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date

Stephen G. Dilly	6/1/2020	(1)(3)	195,000	325,000	14.03	6/1/2030
	8/12/2020	(1)(4)	—	260,000	12.15	8/12/2030
	3/15/2021	(1)(21)	—	92,000	16.73	3/15/2031
Barbara Klencke	6/11/2015	(2)(7)	11,744	—	268.20	6/11/2025
	3/8/2016	(1)(8)	2,061	—	263.20	3/8/2026
	9/30/2016	(1)(9)	11,399	—	72.80	9/30/2026
	3/6/2017	(1)(14)	1,749	—	58.00	3/6/2027
	3/6/2018	(1)(15)	4,415	93	94.40	3/6/2028
	3/4/2019	(1)(16)	3,647	1,352	78.40	3/4/2029
	2/25/2020	(1)(17)	76,583	90,508	13.31	2/25/2030
	8/12/2020	(1)(4)	—	49,000	12.15	8/12/2030
	8/12/2020	(1)(19)	8,323	16,647	12.15	8/12/2030
	3/15/2021	(1)(21)	—	30,000	16.73	3/15/2031
Mark Kowalski (22)	1/3/2017	(1)(18)	7,499	—	61.60	1/3/2027
	3/6/2018	(1)(15)	3,874	—	94.40	3/6/2028
	3/4/2019	(1)(16)	3,960	—	78.40	3/4/2029
	2/25/2020	(1)(17)	37,515	—	13.31	2/25/2030
	8/12/2020	(1)(4)	12,250	36,750	12.15	8/12/2030
	8/12/2020	(1)(19)	9,884	—	12.15	8/12/2030
Sukhi Jagpal	3/19/2015	(2)(7)	3,859	—	122.20	3/19/2025
	3/8/2016	(1)(8)	1,218	—	263.20	3/8/2026
	9/30/2016	(1)(9)	4,200	—	72.80	9/30/2026
	3/6/2017	(1)(14)	1,750	—	58.00	3/6/2027
	3/6/2018	(1)(15)	4,416	93	94.40	3/6/2028
	3/4/2019	(1)(16)	3,648	1,352	78.40	3/4/2029
	2/25/2020	(1)(17)	43,135	50,978	13.31	2/25/2030
	8/12/2020	(1)(4)	—	49,000	12.15	8/12/2030
	8/12/2020	(1)(19)	1,962	3,925	12.15	8/12/2030
	3/15/2021	(1)(21)	—	30,000	16.73	3/15/2031

(1)	Equity award was granted under our 2015 Equity Incentive Plan.
(2)	Equity award was granted under our 2008 Stock Plan.
(3)	25% vested on June 1, 2021, and the remaining 75% vest in equal monthly installments thereafter.
(4)	Vests upon performance-based conditions, as described above.

(5)	25% vested on July 14, 2015 and the remaining 75% vested in 36 equal monthly installments thereafter.
(6)	Vested in 48 equal monthly installments beginning on July 21, 2015.
(7)	25% vested on June 11, 2016 and the remaining 75% vested in 36 equal monthly installments thereafter.
(8)	25% vested on January 1, 2017 and the remaining 75% vested in 36 equal monthly installments thereafter.
(9)	Vested in 36 equal monthly installments beginning on October 30, 2016.
(10)	4,067 shares were vested at separation of employment and 808 shares accelerated vesting per terms of Separation Agreement.
(11)	8,209 shares were vested at separation of employment, 5,567 shares accelerated vesting per terms of Separation Agreement and 293 shares were cancelled.
(12)	5,065 shares were vested at separation of employment, 6,014 shares accelerated vesting per terms of Separation Agreement and 4,108 shares were cancelled.
(13)	164,614 shares accelerated vesting per terms of Separation Agreement and 194,544 shares were cancelled.
(14)	25% vested on January 1, 2018 and the remaining 75% vested in 36 equal monthly installments thereafter.
(15)	25% vested on January 1, 2019 and the remaining 75% vests in 36 equal monthly installments thereafter.
(16)	25% vested on January 1, 2020 and the remaining 75% vests in 36 equal monthly installments thereafter.
(17)	25% vested on February 25, 2021 and the remaining 75% vests in 36 equal monthly installments thereafter.
(18)	25% vested on January 3, 2018 and the remaining 75% vests in 36 equal monthly installments thereafter.
(19)	25% vested on August 12, 2021 and the remaining 75% vests in 36 equal monthly installments thereafter.
(20)	Expiration extended to April 10, 2022, 75 days following the Company’s announcement on January 25, 2022 of top-line data results from MOMENTUM clinical trial, per Separation Agreement.
(21)	25% vested on March 15, 2022, and the remaining 75% vest in equal monthly installments thereafter.
(22)
On March 22, 2022, the Company and Dr. Kowalski entered into a transition agreement whereby Dr. Kowalski’s employment with the Company terminated on March 10, 2022 and Dr. Kowalski became a consultant to the Company on such date. Dr. Kowalski’s unvested time-based options terminated on the date of his termination.

Employment Agreements and Separation Agreements
Employment Agreement with Dr. Dilly
In June 2020, we entered into an employment agreement with Dr. Dilly, our President and Chief Executive Officer. The employment agreement has no specific term and provides that Dr. Dilly is an at-will
employee. The employment agreement provides for an annual base salary of $600,000 and an annual discretionary performance bonus with a target value equal to 50% of Dr. Dilly’s fiscal year end annual base salary. On January 1, 2021, Dr. Dilly’s annual base salary was increased to $627,000.
Pursuant to the employment agreement we entered into with Dr. Dilly, if he is terminated without “cause” (as defined in the employment agreement and described below) or resigns for “good reason” (as defined in the employment agreement and described below), and such termination does not occur within the
12-month
period following a change of control, then, subject to his execution and non-revocation
of a release of claims, he will be entitled to receive (i) a lump sum payment equal to his base salary for 12 months (the “Dilly Severance Period”) as in effect as of the employment termination date (ii) cash consideration in the form of monthly payments equal to his monthly cost to maintain his health plan coverage at the same level in effect as of his employment termination date for a period of up to 12 months following the termination date, and (iii) accelerated vesting of any unvested time-based stock awards that would otherwise vest within 12 months of the termination date.

If Dr. Dilly is terminated without cause or resigns for good reason within 12 months following a change of control, then, subject to his execution and non-revocation
of a release of claims, the Dilly Severance Period will be increased to 18 months and he will be entitled to receive (i) a lump sum payment equal to his base salary for the increased Dilly Severance Period, except that his annual “base salary” for purposes of this calculation will be deemed to equal the sum of (A) his base salary as in effect as of the employment termination date and (B) the average of his actual annual bonuses paid for the last two fiscal years prior to the date of termination (or, if employed for only the most recently completed fiscal year or less, the amount set forth in the employment agreement), (ii) cash consideration in the form of monthly payments equal to his monthly cost to maintain his health plan coverage at the same level in effect as of his employment termination date, for a period of up to 18 months following the termination date, and (c) full vesting of all outstanding equity or equity-based awards on the termination date; provided however that any equity or equity-based awards that vest based on the achievement of performance criteria will vest in accordance with the change of control provisions in the award agreements applicable to such equity or equity-based awards and, if there are no such change of control provisions in the applicable award agreements, such equity and equity-based awards will fully vest on the termination date. Further, upon the consummation of a change in control, the option granted to Dr. Dilly on June 1, 2020, the time-based portion of the performance-based option granted to him on August 12, 2020 and any subsequently granted outstanding equity awards then held by Dr. Dilly will accelerate in full.
Employment Agreement with Dr. Klencke
In November 2015, we entered into an employment agreement with Dr. Klencke, our Chief Medical Officer, which agreement was amended in June 2021. The employment agreement has no specific term and provides that Dr. Klencke is an at-will
employee. On January 1, 2020, Dr. Klencke’s annual base salary and annual discretionary performance bonus target was increased to $500,750 and 40%, respectively. On January 1, 2021, Dr. Klencke’s annual base salary and annual discretionary performance bonus target was increased to $513,253 and 40%, respectively.
Employment Agreement with Mr. Jagpal
In April 2017, we entered into an amended employment agreement with Mr. Jagpal, our Chief Financial Officer. The employment agreement has no specific term and provides that Mr. Jagpal is an at-will
employee. On January 1, 2020, Mr. Jagpal’s annual base salary and annual discretionary performance bonus target was increased to $414,981 and 40%, respectively. On January 1, 2021, Mr. Jagpal’s annual base salary and annual discretionary performance bonus target was increased to $425,356 and 40%, respectively.
Terms of Employment Agreement with Dr. Klencke and Mr. Jagpal Related to Termination or Resignation from the Company
Pursuant to the employment agreements we entered into with our named executive officers, if Dr. Klencke or Mr. Jagpal is terminated without “cause” (as defined in the employment agreement and described below) or resigns for “good reason” (as defined in the employment agreement and described below), then, subject to the executive’s execution and non-revocation
of a release of claims, he or she will be entitled to receive (i) a continuation of his or her base salary in effect as of the employment termination date for a period of 12 months following the termination date (the “Executive Severance Period”), subject to the required payroll deductions and withholdings and paid on our normal payroll schedule, and (ii) cash consideration in the form of monthly payments equal to the executive’s monthly cost to maintain health plan coverage at the same level in effect as of his or her employment termination date through the earlier of 12 months following the termination date or the date that he or she becomes eligible for group health insurance coverage through a new employer.

If Dr. Klencke or Mr. Jagpal is terminated without cause or resigns for good reason within 12 months following a “change of control” (as defined in the employment agreement and described below), then, subject to the executive’s execution and non-revocation
of a release of claims, the Executive Severance Period will be increased to the applicable length of time indicated in the table below, and he or she will be entitled to receive (i) a continuation of his or her base salary for the increased Executive Severance Period, except that his or her annual “base salary” for purposes of this calculation will be deemed to equal the sum of (A) his or her base salary in effect as of the employment termination date and (B) the average of his or her actual annual bonuses paid for the last two years prior to the date of termination (or, if employed for only the most recently completed fiscal year or less, the amount set forth in the employment agreement) and (ii) cash consideration in the form of monthly payments equal to the executive’s monthly cost to maintain health plan coverage at the same level in effect as of his or her employment termination date for a period of up to the expiration of the increased Severance Period. The increased Severance Period is determined based on the executive’s years of service with our company, as set forth below:

Years of Service Completed	Length of Severance Period (in Months)
0	13.5
1	14.4
2	15.3
3	16.2
4	17.1
5	18
Additionally, if Dr. Klencke or Mr. Jagpal is terminated without cause or resigns for good reason within 12 months following a change of control, he or she will be entitled to full vesting of all outstanding equity and equity-based awards, except that any equity and equity-based awards that vest based on the achievement of performance criteria shall vest in accordance with the change of control provisions in the applicable award agreement (or, if no such provisions exist, shall vest in full).
Employment Agreement with Dr. Kowalski
In December 2016, we entered into an employment agreement with Dr. Kowalski, our former Chief, Research and Early Development, which agreement was amended in May 2021. The employment agreement has no specific term and provides that Dr. Kowalski is an at-will
employee. On January 1, 2020, Dr. Kowalski’s annual base salary and annual discretionary performance bonus target was increased to $445,578 and 40%, respectively. On January 1, 2021, Dr. Kowalski’s annual base salary and annual discretionary performance bonus target was increased $456,717 and 40%, respectively.
Transition Agreement and Consulting Agreement with Dr. Kowalski
On March 22, 2022, the Company and Dr. Kowalski, the Company’s former Chief, Research and Early Development, entered into a transition agreement (the “Kowalski Transition Agreement”). Under the agreement, Dr. Kowalski’s employment with the Company terminated on March 10, 2022. Under the Kowalski Transition Agreement and a consulting agreement between the Company and Dr. Kowalski (the “Kowalski Consulting Agreement”) Dr. Kowalski became a consultant to the Company upon the termination date and will remain a consultant through June 30, 2023.
Under the Kowalski Transition Agreement, Dr. Kowalski will be entitled to a total severance payment equal to $474,986, representing twelve months of Dr. Kowalski’s base salary, less applicable withholdings, paid over twelve months from the termination date. The Company will pay Dr. Kowalski a total of $17,290 to assist Dr. Kowalski’s out-of-pocket
healthcare costs, at a rate of $1,330 per month, less applicable withholdings, for thirteen months from the termination date. During the consulting period, Dr. Kowalski will provide consulting services to the Company at a rate of $400 per hour.
Dr. Kowalski’s time-based options will be considered to have vested only up to and including the termination date, and Dr. Kowalski has agreed to permanently forfeit the portion of each time-based option that was unvested as of the termination date. Dr. Kowalski’s performance-based options will continue to vest through the consulting period while Dr. Kowalski remains in service to the Company (or any subsidiary of the Company) in accordance with the terms of the applicable plans and agreements. The exercise of Dr. Kowalski’s vested options and shares will continue to be governed by the applicable plans and agreements, as modified by the Kowalski Transition Agreement.

General Severance and Change in Control Benefit Matters
All severance and severance-related acceleration benefits described above are subject to the named executive officer’s execution and non-revocation
of a release of claims in favor of us. If the named executive officer’s employment is terminated for cause or voluntarily, then he or she will not receive any payments upon termination. Under the employment agreements, the named executive officers are also subject to covenants regarding confidentiality and prohibition on solicitation of our employees or independent contractors for a period of one year following the termination of employment.
Under the employment agreements, in the event the severance payments and other benefits payable to an executive constitute “parachute payments” under Section 280G of the U.S. Internal Revenue Code and would be subject to the applicable excise tax, then the executive’s severance payments and benefits will be either (i) delivered in full or (ii) delivered to such lesser extent which would result in no portion of such payments or benefits being subject to the excise tax, whichever results in the receipt by executive on an after-tax
basis of the greatest amount of benefits.
Under the employment agreements, “cause” generally means: (i) conviction (including a guilty plea or plea of nolo contendere
) of any felony or any other crime involving fraud, dishonesty or moral turpitude; (ii) commission or attempted commission of or participation in a fraud or act of dishonesty or misrepresentation against us that results (or could reasonably be expected to result) in material harm or injury to our business or reputation; (iii) material violation of any contract or agreement between the executive and us, or of any of our policies, or of any statutory duty the executive owes to us, which, with respect to Dr. Dilly, if not remedied within 30 business days of notice of such violation; or (iv) conduct that constitutes gross insubordination, incompetence or habitual neglect of duties and that results in, or, for named executive officers other than Dr. Dilly, (could reasonably be expected to have resulted in) material harm to our business or reputation, if not remedied within 30 days of notice.
Under the employment agreements, “change in control” generally means: (i) a sale, lease, exclusive license or other disposition of all or substantially all of our assets; (ii) our consolidation or merger with or into any other corporation or other entity or person, or any other corporate reorganization, in which our stockholders immediately prior to such consolidation, merger or reorganization, own less than 50% of the outstanding voting power of the surviving entity following the consolidation, merger or reorganization; or (iii) any transaction (or series of related transactions involving a person or entity, or a group of affiliated persons or entities) in which in excess of 50% of our then-outstanding voting power is transferred, subject to certain exceptions.
Under the employment agreements, “good reason” generally means resignation of employment within 60 days (90 days for Dr. Dilly) after the occurrence of any of the following events that is not corrected within 30 days after we receive written notice that any of the following events have occurred: (i) without the executive’s written consent, a material diminution of the executive’s duties, position or responsibilities or, with respect to Dr. Dilly, title; (ii) without the executive’s written consent, a reduction in base salary or, with respect to Dr. Dilly, bonus opportunity, as in effect immediately prior to such reduction by more than 10%, unless such reduction is also applicable to all other senior executives (with respect to Dr. Dilly, such reduction to all other senior executives must be of no more than 15% to qualify for this exception); (iii) our material violation of any contract or agreement between the executive and us; or (iv) without the executive’s written consent, any requirement by us that the executive relocates to a work site located more than 50 miles from his or her principal place of employment as of the date of the executive’s employment agreement with us.

Impact of Change in Control under Equity Plans
Our 2015 Equity Incentive Plan (2015 EIP) and our 2018 Equity Inducement Plan (2018 EIP), each provide that in the event of “corporate transaction” as defined under the applicable plan, any or all outstanding awards may be assumed or replaced by the successor corporation, including through the substitution of equity awards or substantially similar consideration. In the event that the successor or acquiring corporation does not assume, convert, replace or substitute awards, then such awards will fully vest (and any applicable rights of repurchase will fully lapse) immediately prior to the corporate transaction, and either the award holder will be notified that such award will become fully exercisable, if applicable, for a specified period prior to the transaction and will then terminate upon the expiration of the specified period of time, or the award will be cancelled upon the occurrence of the corporate transaction in exchange for cash of equivalent value. Similarly, under our 2008 Stock Plan (2008 Plan), in the event of a merger or “change in control,” as defined under the applicable plan, each outstanding award will assumed or substituted by the successor corporation or its parent or subsidiary, except that if a successor corporation or its parent or subsidiary does not assume or substitute an equivalent award for any outstanding award, then such award will fully vest, and such award will become fully exercisable, if applicable, for a specified period prior to the transaction. The award will then terminate upon the expiration of the specified period of time. All awards granted under our 2008 Plan are fully vested.
Director Compensation
Non-Employee
Director Compensation
In May 2017, our Board of Directors approved
non-employee
director compensation providing for an annual retainer of $40,000 to each non-employee
director. Additionally, the Chairperson of our Board of Directors receives an additional annual payment of $30,000; the Chairperson of our Audit, Compensation, Nominating and Corporate Governance and Commercialization Advisory Committees receive an additional annual payment of $19,500, $15,000, $10,000 and $10,000, respectively; and the members of our Audit, Compensation, Nominating and Corporate Governance and Commercialization Advisory Committees receive an additional annual payment of $8,000, $6,000, $5,000 and $5,000, respectively.
During 2021, each of our
non-employee
directors that had served as a director for at least six months also received an annual stock option, granted immediately following the Annual Meeting of Stockholders, to purchase shares of common stock, which vests in 12 equal monthly installments, subject to the director’s continued service. Mr. Pelzer, Dr. Aggarwal, Mr. Allen, Dr. Ashiya, Mr. Collard, Mr. Cooper, Dr. Richardson and Dr. Sinclair were therefore each granted options to purchase 6,000 shares. Additionally, during 2021, Ms. Erbez and Ms. Oliger, as new non-employee directors,
each received upon election a stock option to purchase 18,000 shares of common stock, which will vest in 36 equal monthly installments, subject to the director’s continued service.
Non-employee
directors are also reimbursed reasonable expenses incurred in serving as a director, including travel expenses for attending meetings of our Board of Directors.
In January 2020, the stockholders of the Company approved an amendment to the 2015 Equity Incentive Plan, whereby a non-employee
director may not receive awards under the 2015 Equity Incentive Plan that, when combined with cash compensation received for service as a non-employee
director, would exceed $800,000 in value in any calendar year. Prior to such amendment, our 2015 Equity Incentive Plan had limited the aggregate number of shares of common stock subject to awards that could be granted to a non-employee director
in any calendar year to an aggregate of 10,000 shares.
Under our 2015 Equity Incentive Plan, in the event of a corporate transaction (as defined in the plan), the vesting of all awards held by non-employee
directors will accelerate immediately prior to the transaction, and such awards will become exercisable, if applicable, prior to the transaction at the time and subject to the conditions determined by our compensation committee or other body administering the plan.
The following table sets forth the compensation earned by or paid to our non-employee
directors for services provided during the year ended December 31, 2021. Dr. Dilly, our President and Chief Executive Officer, received no compensation for his service as a director during 2021.

Name (1)	Fees Earned or Paid in Cash	Option Awards (2)	Total
Robert E. Pelzer	$91,261	$73,432	$164,693
Gaurav Aggarwal	54,000	73,432	127,432
Andrew Allen	45,000	73,432	118,432
Mona Ashiya (3)(5)	45,000	73,432	118,432
Craig A. Collard (5)	50,904	73,432	124,336
Jeffrey H. Cooper	59,500	73,432	132,932
Georgia Erbez	27,824	221,881	249,705
Christy J. Oliger (5)	26,085	221,881	247,966
Joshua Richardson (3)(4)	46,000	73,432	119,432
Andrew Sinclair (3)	—	73,432	73,432

(1)
As of December 31, 2021, Mr. Cooper held outstanding options to purchase 28,002 shares of common stock; Mr. Pelzer held outstanding options to purchase 26,327 shares of common stock; Dr. Allen held outstanding options to purchase 20,655 shares of common stock; Mr. Collard held outstanding options to purchase 16,000 shares of common stock; Dr. Aggarwal, Dr. Ashiya, Dr. Richardson and Dr. Sinclair each held outstanding options to purchase 14,374 shares of common stock; and Ms. Erbez and Ms. Oliger each held outstanding options to purchase 18,000 shares of common stock.

(2)
The amounts reported in this column represent the aggregate grant date fair value of the stock options granted to our directors during the year ended December 31, 2021 as computed in accordance with Accounting Standards Codification Topic 718. The assumptions used in calculating the aggregate grant date fair value of the stock options reported in this column are set forth in Note 9 to our consolidated financial statements included in our Annual Report on Form
10-K
for the year ended December 31, 2021. The amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by our directors from the stock options.

(3)
Dr. Ashiya is a partner at OrbiMed Advisors LLC, Dr. Richardson was a Managing Director of Longitude Capital, and Dr. Sinclair is a partner at Abingworth LLP. The fees earned by Dr. Ashiya and Dr. Richardson were paid to the investment fund with which each person is affiliated. Dr. Sinclair declined cash fees for the year ended December 31, 2021.

(4)	Mr. Richardson resigned from our Board of Directors, effective March 6, 2022.
(5)	The Commercialization Advisory Committee was formed on June 2, 2021 so the fees related to service on the Commercialization Advisory Committee have been prorated.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table presents information as of December 31, 2021 with respect to compensation plans under which shares of our common stock may be issued.
A description of each of our equity compensation plans is incorporated by reference to Note 9 to the consolidated financial statements set forth in our Original
10-K.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,073,064		$19.99	1,051,952	(1)
Equity compensation plans not approved by security holders	864,125	(2)	$15.67	173,375	(3)

Total	4,937,189		$19.23	1,225,327

(1)
Includes 17,500 shares of common stock that remain available for purchase under the 2015 Employee Stock Purchase Plan (2015 ESPP) and 1,034,452 shares of common stock that remain available for grant under our 2015 Equity Incentive Plan (2015 EIP). Additionally, our 2015 EIP provides for automatic increases in the number of shares available for issuance under it on January 1 of each of the calendar years during the term of the 2015 Plan by the lesser of 4% of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase, or the number determined by our Board of Directors. Similarly, on January 1 of each calendar year after the ESPP is implemented, which has not yet occurred, the aggregate number of shares of our common stock reserved for issuance under our 2015 ESPP shall be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of our common stock on the immediately preceding December 31.

(2)
Represents the number of underlying shares of common stock associated with the 864,125 stock options granted under our 2018 Equity Inducement Plan (2018 EIP). Our 2018 EIP was adopted in September 2018 without stockholder approval pursuant to Nasdaq Stock Market Rule 5635(c)(4), and was most recently amended in February 2022. Our 2018 EIP provides incentives to persons who have been hired as an employee as a material inducement to such person being hired. Under our 2018 EIP, we may grant such persons options to purchase shares of common stock or restricted stock units. The total number of shares of common stock reserved for grant and issuance pursuant to the 2018 EIP was 1,037,500 shares. The treatment of awards granted under our 2018 EIP in connection with a corporate transaction is described above.

(3)	Includes 173,375 shares of common stock that remain available for grant under our 2018 EIP.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2022, by:

•	each stockholder known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors or director nominees;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.
Percentage ownership of our common stock is based on 23,800,409 shares of our common stock outstanding on March 31, 2022. We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities, and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. We have deemed all shares of common stock subject to options or other convertible securities held by that person or entity that are currently exercisable or that will become exercisable within 60 days of March 31, 2022 to be outstanding and to be beneficially owned by the person or entity holding the option for the purpose of computing the percentage ownership of that person or entity but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person or entity. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o Sierra Oncology, Inc., 1820 Gateway Drive, Suite 110, San Mateo, CA 94404.

Name of Beneficial Owner	Beneficial Ownership
	Number	Percent
5% Stockholders:
Entities affiliated with Vivo Capital, LLC (1)	3,329,511	13.99%
Entities affiliated with Longitude Capital (2)	3,616,896	14.31%
Entities affiliated with OrbiMed Advisors LLC (3)	3,441,894	13.62%
Entities affiliated with Abingworth Bioventures VII, LP (4)	2,199,126	8.91%
Gilead Sciences, Inc. (5)	1,450,566	5.91%
Entities affiliated with Frazier Healthcare VI, L.P. (6)	2,366,853	9.94%
Entities affiliated with Adage Capital Partners, LP (7)	1,230,468	5.17%
Entities affiliated with Rock Springs Capital Management (8)	2,661,918	10.53%
Directors and Named Executive Officers:
Stephen G. Dilly (9)	346,000	1.43%
Barbara Klencke (10)	165,618	*
Sukhi Jagpal (11)	96,219	*
Robert E. Pelzer (12)	25,827	*
Gaurav Aggarwal (13)	2,749,726	11.55%
Andrew Allen (14)	21,805	*
Mona Ashiya (15)	3,455,768	13.66%
Craig A. Collard (16)	29,000	*
Jeffrey H. Cooper (17)	27,502	*
Georgia L. Erbez (18)	5,500	*
Christy J. Oliger (19)	5,500	*
Andrew Sinclair (20)	2,199,126	8.91%
All executive officers and directors as a group (15 persons) (21)	9,283,882	37.78%

*	Represents beneficial ownership of less than one percent.
(1)
Based solely on a Schedule 13G/A filed on February 11, 2022 these shares represent (i) 161,712 shares of common stock held by Vivo Ventures Fund VII, L.P. and Vivo Ventures VII Affiliates Fund, L.P., (ii) 431,947 shares of common stock held by Vivo Capital Fund IX, L.P. and (iii) 2,735,852 shares of common stock held by Vivo Opportunity Fund Holdings, L.P. Vivo Ventures VII, LLC is the general partner of Vivo Ventures Fund VII, L.P. and Vivo Ventures VII Affiliates Fund, L.P. The voting members of Vivo Ventures VII, LLC are Frank Kung, Edgar Engleman and Shan Fu, none of whom has individual voting or investment power with respect to these shares and each of whom disclaims beneficial ownership of such shares. Vivo Capital IX, LLC is the general partner of Vivo Capital Fund IX, L.P. The voting members of Vivo Capital IX, LLC are Frank Kung, Edgar Engleman, Shan Fu, Hongbo Lu, Mahendra Shah, Jack Nielsen and Michael Chang, none of whom has individual voting or investment power with respect to these shares and each of whom disclaims beneficial ownership of such shares. Vivo Opportunity, LLC is the general partner of Vivo Opportunity Fund Holdings, L.P. The voting members of Vivo Opportunity, LLC are Gaurav Aggarwal, Hongbo Lu, Kevin Dai, Frank Kung, and Michael Chang, none of whom has individual voting or investment power with respect to these shares and each of whom disclaims beneficial ownership of such shares. Excludes shares underlying Series A warrants, as the exercise of each is subject to a beneficial ownership limitation of 9.99% of the Company’s outstanding shares of common stock and advance notice of intent to exercise such warrants.

(2)
Based solely on a Schedule 13D/A filed on February 4, 2022, these shares represent (i) 1,964,771 shares of common stock held by Longitude Venture Partners III, L.P. (“LVP III”); (ii) 1,477,125 shares of Common Stock issuable upon the exercise of Series A warrants held of record by LVPIII which are exercisable within 60 days of March 31, 2022; and 175,000 shares of common stock held by Longitude Prime Fund, L.P. (“LPF”). Longitude Capital Partners III, LLC (“LCP III”) is the general partner of LVP III and may be deemed to have voting, investment and dispositive power with respect to the securities held by LVP III. Longitude Prime Partners, LLC (“LPP”) is the general partner of LPF and may be deemed to have voting, investment and dispositive power with respect to the securities held by LPF. Patrick G. Enright and Juliet Tammenoms Bakker are the managing members of LCP III and LPP. Each of LCP III, LPP, Patrick G. Enright and, Juliet Tammenoms Bakker disclaim beneficial ownership over such securities except to the extent of their respective pecuniary interest therein.

(3)
Based on a Schedule 13D/A filed on March 15, 2022, these shares represent (i) 1,511,362 shares of common stock held by OrbiMed Private Investments VII, L.P. (“OPI VII”); (ii) 1,136,250 shares of common stock issuable upon the exercise of Series A warrants held of record by OPI VII which are exercisable within 60 days of March 31, 2022; (iii) 226,704 shares of common stock held by OrbiMed Genesis Master Fund, L.P. (“Genesis”), (iv) 170,437 shares of common stock issuable upon the exercise of Series A warrants held of record by Genesis which are exercisable within 60 days of March 31, 2022, (v) 226,704 shares of common stock held by OrbiMed Partners Master Fund Limited (“OPM”), and (vi) 170,437 shares of common stock issuable upon the exercise of Series A warrants held of record by OPM which are exercisable within 60 days of March 31, 2022. OrbiMed Capital GP VII LLC (“GP VII”) is the general partner of OPI VII. OrbiMed Advisors LLC (“OrbiMed Advisors”) is the managing member of GP VII. OrbiMed Global Genesis GP LLC (“Genesis GP”) is the general partner of Genesis and OrbiMed Advisors is the managing member of Genesis GP. OrbiMed Capital LLC (“OrbiMed Capital”) is the investment manager of OPM and OrbiMed Capital is a relying advisor of OrbiMed Advisors. OrbiMed Advisors and OrbiMed Capital exercise investment and voting power through a management committee comprised of Carl Gordon, Sven H. Borho, and W. Carter Neild. By virtue of such relationships, (a) GP VII and OrbiMed Advisors may be deemed to have voting and investment power with respect to the securities held by OPI VII and as a result may be deemed to have beneficial ownership of such securities, (b) Genesis GP and OrbiMed Advisors may be deemed to have voting power and investment power over the securities held by Genesis and as a result, may be deemed to have beneficial ownership over such securities, and (c) OrbiMed Capital may be deemed to have voting power and investment power over the securities held by OPM and as a result, may be deemed to have beneficial ownership over such securities. Each of GP VII, Genesis GP, OrbiMed Advisors, OrbiMed Capital, Mona Ashiya, Messrs. Borho, Neild, and Gordon disclaims beneficial ownership of the shares held by OPI VII, Genesis, and OPM, as applicable, except to the extent of its, his or her pecuniary interest therein, if any. The address of the entities affiliated with OrbiMed Advisors LLC is 601 Lexington Avenue, 54th Floor, New York, New York 10022.

(4)
Based on a Schedule 13D/A filed on March 21, 2022, consisting of (i) 1,314,127 shares of common stock held directly by Abingworth Bioventures VII, LP (“ABV VII”), (ii) 13,874 shares of common stock issuable upon the exercise of stock options issued to Dr. Sinclair, a member of our Board of Directors and a Partner of Abingworth, to purchase common stock that are exercisable with 60 days of March 31, 2022, (iii) an aggregate of 871,125 shares of common stock issuable upon the exercise of Series A warrants held by ABV VII. Abingworth Bioventures VII GP LP, a Scottish limited partnership, serves as the general partner of ABV VII. Abingworth General Partner VII LLP, an English limited liability partnership (together with Abingworth Bioventures VII GP LP, the “General Partners”), serves as the general partner of Abingworth Bioventures VII GP LP. ABV VII (acting by its general partner Abingworth Bioventures VII GP LP, acting by its general partner Abingworth General Partner VII LLP) has delegated to Abingworth LLP all investment and dispositive power over the securities held by ABV VII. An investment committee of Abingworth LLP approves investment and voting decisions by a majority vote, and no individual member has the sole control or voting power over the securities held by ABV VII. The address of Abingworth Bioventures VII, LP is 38 Jermyn Street, London, United Kingdom, SW1Y6DN.

(5)
Based on a Schedule 13G/A filed on February 10, 2022. Securities are held by Gilead Sciences, Inc (Gilead). Represents (i) 725,283 shares of common stock and (ii) 725,283 shares of common stock issuable upon the exercise of a warrant (the “Warrant”), representing the underlying common shares. In March 2022, the Company issued 725,283 shares of common stock to Gilead in connection with the exercise of the Warrant. The address of Gilead is 333 Lakeside Drive, Foster City, California 94404.

(6)
Based on a Schedule 13G/A filed on March 29, 2022. Consists of (i) 522,663 shares of common stock held directly by Frazier Life Sciences VIII, L.P. FHM Life Sciences VIII, L.P. is the general partner of Frazier Life Sciences VIII, L.P. and FHM Life Sciences VIII, L.L.C. is the general partner of FHM Life Sciences VIII, L.P. James N. Topper and Patrick J. Heron are the sole members of FHM Life Sciences VIII, L.L.C. and therefore share voting and investment power over the shares held by Frazier Life Sciences VIII, L.P.; (ii) 54,655 shares of common stock held directly by Frazier Healthcare VI, L.P. FHM VI, L.P. is the general partner of Frazier Healthcare VI, L.P. and FHM VI, L.L.C. is the general partner of FHM VI, L.P. James N. Topper, Patrick J. Heron, Alan Frazier, Nader Naini and Nathan Every are the members of FHM VI, L.L.C. and therefore share voting and investment power over the shares held by Frazier Healthcare VI, L.P.; and (iii) 1,789,535 shares of common stock held directly by Frazier Life Sciences Public Fund, L.P. FHMLSP, L.P. is the general partner of Frazier Life Sciences Public Fund, L.P. and FHMLSP, L.L.C. is the general partner of FHMLSP, L.P. Patrick J. Heron, James N. Topper, Albert Cha and James Brush are the members of FHMLSP, L.L.C. and therefore share voting and investment power over the shares held by Frazier Life Sciences Public Fund, L.P.

(7)
Based on the Schedule 13G/A filed on February 10, 2022 by Adage Capital Partners, LP (ACP). Represents 1,230,468 shares of common stock owned by ACP. Adage Capital Partners GP (ACPGP), LLC is the general partner of ACP. Adage Capital Advisors, LLC (ACA) is the managing member of ACPGP and a general partner of ACP. Robert Atchinson and Phillip Gross are managing members of ACA and ACPGP and a general partners of ACP. The address of Adage Capital Partners is 200 Clarendon Street, 52
nd
 Floor, Boston, Massachusetts 02116.

(8)
Based on the Schedule 13G/A filed on February 15, 2022 by Rock Spring Capital Management LP (“RSCM”). Represents (i) 1,106,500 shares of common stock owned by Rock Springs Capital Master Fund LP (the “Master Fund”) as of December 31, 2021 and (ii) 78,293 shares of common stock owned by Four Pines Master Fund LP (“Four Pines”) as of December 31, 2021. RSCM serves as the investment manager to each of the Master Fund and Four Pines. Rock Springs Capital LLC serves as the general partner of RSCM. The address of Rock Springs Capital Management LP is 650 South Exeter St., Suite 1070, Baltimore, MD 21202.

(9)	Represents (i) 5,000 shares of common stock and (ii) 341,000 shares underlying options to purchase common stock that are exercisable within 60 days of March 31, 2022.

(10)
Represents (i) 10,000 shares of common stock, (ii) 5,000 shares of common stock held by Dr. Klencke’s spouse, and (iii) 150,618 shares underlying options to purchase common stock that are exercisable within 60 days of March 31, 2022.

(11)	Represents 96,219 shares underlying options to purchase common stock that are exercisable within 60 days of March 31, 2022.

(12)	Represents 25,827 shares underlying options to purchase common stock that are exercisable within 60 days of March 31, 2022.

(13)
Represents (i) 2,735,852 shares of common stock held by Vivo Opportunity Fund Holdings, LP, and (ii) 13,874 shares underlying options to purchase common stock that are exercisable within 60 days of March 31, 2022. Excludes 1,455,384 shares of common stock underlying Series A warrants held by Vivo Opportunity Fund Holdings, L.P., as the exercise of the warrants is subject to a beneficial ownership limitation of 9.99% of the Company’s outstanding shares of common stock and advance notice of intent to exercise such warrants. Dr. Aggarwal is a managing member of Vivo Opportunity, LLC, which is the general partner of Vivo Opportunity Fund Holdings, L.P. Dr. Aggarwal may be deemed to share voting and dispositive power over the securities held by Vivo Opportunity Fund Holdings, L.P. with four other managing members of Vivo Opportunity, LLC. Dr. Aggarwal disclaims beneficial ownership over such securities except to the extent of his pecuniary interest therein.

(14)	Represents (i) 1,650 shares of common stock and (ii) 20,155 shares underlying options to purchase common stock that are exercisable within 60 days of March 31, 2022.

(15)
Represents (i) 1,964,770 shares of common stock held by the entities affiliated with OrbiMed Advisors LLC as described in footnote 3 above, (ii) warrants to purchase 1,477,124 shares of Series A Preferred Stock held by the entities affiliated with OrbiMed Advisors LLC and (iii) 13,874 shares underlying options to purchase common stock that are exercisable within 60 days of March 31, 2022. Dr. Ashiya is an employee of OrbiMed Advisors LLC and is obligated to transfer any shares issued pursuant to any equity grants made to her by us, or the economic benefits thereof, to OrbiMed Advisors LLC and certain of its related entities. As such, Dr. Ashiya disclaims beneficial ownership of the securities reported herein for purposes of Rule
16a-1(a)
under the Exchange Act, except to the extent of her pecuniary interest therein, if any.

(16)	Represents (i) 13,500 shares of common stock, and (ii) 15,500 shares underlying options to purchase common stock that are exercisable within 60 days of March 31, 2022.

(17)	Represents 27,502 shares underlying options to purchase common stock that are exercisable within 60 days of March 31, 2022.
(18)	Represents 5,500 shares underlying options to purchase common stock that are exercisable within 60 days of March 31, 2022.
(19)	Represents 5,500 shares underlying options to purchase common stock that are exercisable within 60 days of March 31, 2022.
(20)
Represents (i) 1,314,127 shares of common stock held by ABV VII, (ii) warrants to purchase 871,125 shares of Series A Preferred Stock held by ABV VII and (ii) 13,874 shares underlying options to purchase common stock that are exercisable within 60 days of March 31, 2022. By virtue of the relationships described in footnote 4 above, Dr. Sinclair may be deemed to share beneficial ownership in the shares held by ABV VII. Dr. Sinclair disclaims beneficial ownership of the shares referred to in footnote 4 above except to the extent of his pecuniary interest therein.

(21)
Represents (i) 6,702,694 shares of common stock, (ii) warrants to purchase 4,033,685 shares of Series A Preferred Stock and (iii) 873,732 shares underlying options to purchase common stock that are exercisable within 60 days of March 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Party Transactions
Other than as disclosed below, from January 1, 2020 to the present, there have been no transactions, and there are currently no proposed transactions, in which the amount involved exceeds $120,000 to which we or any of our subsidiaries was (or is to be) a party and in which any director, director nominee, executive officer, holder of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals, had (or will have) a direct or indirect material interest, except for payments set forth under “Proposal No. 1 Election of Class I Directors” and “Executive Compensation” above.
Indemnification Agreements
Our amended and restated certificate of incorporation contains provisions limiting the liability of the members of our Board of Directors, and our amended and restated bylaws provide that we will indemnify each of our officers and the members of our Board of Directors to the fullest extent permitted under Delaware law. Our amended and restated certificate of incorporation and amended and restated bylaws also provide our Board of Directors with discretion to indemnify our employees and other agents when it determines to be appropriate. In addition, we have entered into an indemnification agreement with each of our executive officers and the members of our Board of Directors requiring us to indemnify them.
Insider Participation in 2022 Offering
Vivo Opportunity Fund Holdings, L.P. purchased an aggregate of 800,000 shares of our common stock in our underwritten public offering of our common stock in January 2022 at $27.00 per share for a total of $21.6 million, which is the same public offering price at which shares were sold to all investors of common stock in the offering. Dr. Gaurav Aggarwal, who is a member of our Board of Directors, is a managing member of Vivo Opportunity, LLC, the general partner of Vivo Opportunity Fund Holdings, L.P.
Abingworth Bioventures VII, LP purchased an aggregate of 150,000 shares of our common stock in our underwritten public offering of our common stock in January 2022 at $27.00 per share for a total of $4.05 million, which is the same public offering price at which shares were sold to all investors of common stock in the offering. Dr. Andrew Sinclair, who is a member of our Board of Directors, is a partner of Abingworth LLP, which is the investment manager of, and has been delegated with all investment and dispositive power over the securities held by, Abingworth Bioventures VII, LP.
Longitude Prime Fund, L.P. purchased an aggregate of 175,000 shares of our common stock in our underwritten public offering of our common stock in February 2022 at $27.00 per share for a total of $4.725 million, which is the same public offering price at which shares were sold to all investors of common stock in the offering. Dr. Joshua Richardson, who at the time of such offering was a member of our Board of Directors, was a member of both Longitude Prime Fund, L.P., and Longitude Capital Partners III, LLC, the general partner of Longitude Venture Partners III, L.P.

Consulting Agreement
In 2021, in accordance with the Company’s Related Party Transactions Policy, the Audit Committee approved the Company to enter into a consulting agreement (the “Consulting Agreement”) with Cynthia J. Larmore, sister to Ms. Klencke, to provide medical affairs and consulting services, with the fees billable under the Consulting Agreement capped at $150,000 for each of fiscal 2021 and 2022. In 2021, the Company paid Ms. Larmore $138,780 under the Consulting Agreement. From January 1, 2022 to March 31, 2022, the Company has paid $$39,945 under the Consulting Agreement.
Policies and Procedures for Related-Party Transactions
We have adopted a written related-person transactions policy that provides that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of our common stock, and any members of the immediate family of the foregoing persons, are not permitted to enter into a material related-person transaction with us without the review and approval of our Audit Committee, or a committee composed solely of independent directors in the event it is inappropriate for our Audit Committee to review such transaction due to a conflict of interest. The policy provides that any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of our common stock or with any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 will be presented to our Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, we expect that our Audit Committee will consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Item 14. Principal Accounting Fees and Services.
The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for the years ended December 31, 2021 and 2020.
Principal Accountant Fees and Services

Fees Billed to Sierra Oncology	Fiscal Year 2021	Fiscal Year 2020
Audit fees (1)	$400,452	$353,105
Audit-related fees (2)	—	—
Tax fees (3)	193,083	270,498
All other fees (4)	1,895	1,895

Total fees	$593,430	$625,498

(1)
“
Audit fees
” include fees for professional services provided by Deloitte & Touche LLP in connection with the audit of our consolidated financial statements, review of our quarterly consolidated financial statements, and related services that are typically provided in connection with registration statements.

(2)
“Audit-related fees”
include fees billed for assurance and related services reasonably related to the performance of the audit or review of our fiscal years 2021 and 2020 consolidated financial statements. The Audit Committee approved all “Audit-related fees.”

(3)
“Tax fees”
include fees for tax compliance and advice. Tax advice fees encompass a variety of permissible services, including technical tax advice related to federal and state income tax matters, assistance with sales tax, and assistance with tax audits. The Audit Committee approved all “Tax fees.”

(4)
“All other fees”
include fees for products and services, including subscription for online technical accounting resources provided by Deloitte & Touche LLP. The Audit Committee approved all “All other fees.”

Policy on Audit Committee
Pre-Approval
of Audit and Permissible
Non-Audit
Services of Independent Registered Public Accounting Firm
Our Audit Committee generally
pre-approves
all audit and permissible
non-audit
services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.
Pre-approval
is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval,
and the fees for the services performed to date. Our Audit Committee may also pre-approve
particular services on a
case-by-case
basis. All of the services relating to the fees described in the table above were approved by our Audit Committee.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(3) Exhibits
Exhibit Index

Exhibit Number	Exhibit Description	Form

24.1*	Power of Attorney

31.3	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.4	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

104	Cover Page Interactive File (formatted as Inline XBRL)	Filed herewith

*	Previously filed as an exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Committee on March 10, 2022.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized
.
Date: April 29, 2022

SIERRA ONCOLOGY, INC.

By:	/s/ Stephen G. Dilly
Stephen G. Dilly
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen G. Dilly Stephen G. Dilly	President, Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2022

/s/ Sukhi Jagpal Sukhi Jagpal	Chief Financial Officer (Principal Accounting and Financial Officer)	April 29, 2022

* Robert Pelzer	Chairman of the Board	April 29, 2022

* Gaurav Aggarwal	Director	April 29, 2022

* Andrew Allen	Director	April 29, 2022

* Mona Ashiya	Director	April 29, 2022

* Craig Collard	Director	April 29, 2022

* Jeffrey H. Cooper	Director	April 29, 2022

* Georgia Erbez	Director	April 29, 2022

* Christy Oliger	Director	April 29, 2022

* Andrew Sinclair	Director	April 29, 2022

*By:	/s/ Stephen G. Dilly
Stephen G. Dilly, as attorney-in-fact