Form 10-Q
period 2022-03-31
Sierra Oncology, Inc.
filed 2022-05-06
CIK 1290149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, there were 24,419,349 shares of the Registrant’s Common Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and section 27A of the Securities Act of 1933, as amended (Securities Act). All statements contained in this Quarterly Report other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. These forward-looking statements may include, but are not limited to, statements regarding our current and future nonclinical and clinical development activities, anticipated impacts of the COVID-19 pandemic, efficacy and safety profile of our product candidates, expected timing and results of clinical trials, expected timing of the execution of, and expected results from, strategic options, collaborations with third parties, the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, future results of operations and financial position, business strategy and plans, market size, potential growth opportunities,  our objectives for future operations and statements relating to the completion of the Merger and the timing of such completion. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIERRA ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$274,015	$104,749
Prepaid expenses and other current assets	4,182	2,644
Total current assets	278,197	107,393
Property and equipment, net	129	141
Operating lease right-of-use assets	708	788
Other assets	966	1,045
TOTAL ASSETS	$280,000	$109,367
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued and other liabilities	$11,282	$10,726
Accounts payable	1,798	2,158
Total current liabilities	13,080	12,884
Term loan	4,862	—
Operating lease liabilities	436	485
TOTAL LIABILITIES	18,378	13,369
Commitments and Contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; nil shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 23,800,409 and 15,571,656 shares issued and outstanding as of March 31, 2022 and December 31, 2021	24	16
Additional paid-in capital	1,230,774	1,037,230
Accumulated deficit	(969,176)	(941,248)
TOTAL STOCKHOLDERS’ EQUITY	261,622	95,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$280,000	$109,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$17,554	$13,953
General and administrative	10,329	5,865
Total operating expenses	27,883	19,818
Loss from operations	(27,883)	(19,818)
Other expense, net	59	29
Loss before provision for (benefit from) income taxes, net	(27,942)	(19,847)
Provision for (benefit from) income taxes, net	(14)	68
Net loss and comprehensive loss	(27,928)	(19,915)
Net loss per common share, basic and diluted	$(1.33)	$(1.71)
Weighted-average shares used in computing net loss per common share, basic and diluted	20,965,811	11,667,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2021	15,571,656	$16	$1,037,230	$(941,248)	$95,998
Issuance of common stock, net of offering costs of $8.3 million	4,824,075	5	121,900	—	121,905
Issuance of pre-funded stock warrants, net of offering costs of $1.6 million	—	—	23,397	—	23,397
Issuance of common stock for exercise of common stock warrants	3,056,477	3	40,343	—	40,346
Issuance of common stock for exercise of common stock options	348,201	—	4,572	—	4,572
Stock-based compensation	—	—	3,332	—	3,332
Net loss	—	—	—	(27,928)	(27,928)
Balance—March 31, 2022	23,800,409	$24	$1,230,774	$(969,176)	$261,622

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2020	11,128,484	$11	$944,537	$(846,589)	$97,959
Issuance of common stock from an At-The-Market equity offering, net of offering costs	1,149,820	1	19,631	—	19,632
Issuance of common stock for exercise of common stock warrants	49,995	—	660	—	660
Issuance of common stock for exercise of common stock options	21,662	—	288	—	288
Stock-based compensation	—	—	2,931	—	2,931
Net loss	—	—	—	(19,915)	(19,915)
Balance—March 31, 2021	12,349,961	$12	$968,047	$(866,504)	$101,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,928)	$(19,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,332	2,931
Depreciation and amortization	92	47
Other	29	(11)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,459)	406
Accounts payable	(297)	317
Accrued, other and operating lease liabilities	494	(736)
Net cash used in operating activities	(25,737)	(16,961)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(62)	—
Net cash used in investing activities	(62)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock on follow-on offering, net of offering costs	121,905	—
Proceeds from exercise of common stock warrants	40,346	660
Proceeds from issuance of pre-funded warrants in a public offering	23,397	—
Proceeds from issuance of term loan, net of issuance costs	4,845	—
Proceeds from exercise of common stock options	4,572	288
Proceeds from issuance of common stock from At-The-Market equity offering, net of offering costs	—	19,632
Net cash provided by financing activities	195,065	20,580
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	(16)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	169,266	3,603
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	105,049	104,355
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$274,315	$107,958
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$17	$13
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Unpaid deferred financing costs in accrued and other liabilities	$63	$110

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIERRA ONCOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Organization

Description of Business

Sierra Oncology, Inc. (together with its subsidiaries, collectively referred to as the “Company”), a Delaware corporation, is a late-stage biopharmaceutical company focused on the potential commercialization of momelotinib, an investigational agent for the treatment in myelofibrosis. Momelotinib is a selective and orally bioavailable JAK1 (Janus kinase 1), JAK2 (Janus kinase 2) and ACVR1 (Activin A receptor type 1) / activin receptor-like kinase-2 (ALK2) inhibitor with a differentiated mechanism of action. In January 2022, the Company announced positive topline results from its global Phase 3 clinical trial, called MOMENTUM, for patients with myelofibrosis who are symptomatic and anemic and previously treated with an approved JAK inhibitor. Momelotinib achieved a statistically significant benefit on symptoms, anemia and splenic size. The MOMENTUM data, combined with data from earlier clinical trials, will be the basis for a New Drug Application (NDA) that the Company plans to submit in the second quarter of 2022. Approximately 1,000 myelofibrosis patients have received momelotinib through clinical trials at different stages of clinical development, and several of these patients remain on treatment for more than 11 years.

In August 2021, the Company acquired an exclusive global license from AstraZeneca AB (AstraZeneca) for SRA515 (formerly AZD5153), a potent and selective bromodomain-containing protein 4 (BRD4) bromodomain and extraterminal (BET) inhibitor with a novel bivalent binding mode (See Note 8).

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

 As of March 31, 2022, the Company had $274.0 million of cash and cash equivalents. The Company believes that its balance of cash and cash equivalents as of the date of the issuance of these consolidated financial statements is sufficient to fund its current operational plan for at least the next twelve months.

Proposed Merger with GlaxoSmithKline

On April 12, 2022, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with GlaxoSmithKline plc, a public limited company organized under the laws of England and Wales (GSK) and Orikum Acquisition Inc., a Delaware corporation and wholly owned subsidiary of GSK (Acquisition Sub). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Acquisition Sub will merge with and into the Company (the Merger), with the Company surviving the Merger as an indirect wholly owned subsidiary of GSK.

Treatment of Capital Stock - Under the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company’s common stock (other than shares (1) held by the Company as treasury stock; (2) owned by GSK, Acquisition Sub or any of their respective subsidiaries; or (3) held by stockholders who have neither voted in favor of the adoption of the Merger Agreement nor consented thereto in writing and properly and validly exercised their statutory rights of appraisal under Delaware law) will be cancelled and extinguished and automatically converted into the right to receive $55.00 in cash, without interest (Per Share Price).

Treatment of Equity Awards - At the effective time of the Merger, each of the Company’s outstanding and unexercised stock options will accelerate vesting in full and be cancelled and converted into a right to receive an amount in cash, without interest, equal to the product obtained by multiplying (1) the amount of the Per Share Price (less the exercise price per share attributable to such stock option) by (2) the total number of shares of the Company’s common stock issuable upon exercise in full of such stock option. To the extent any stock options have performance-based vesting pursuant to a performance period that is still outstanding after the effective time of the Merger, the performance requirement will be deemed to be satisfied to the maximum achievement of performance criteria. Any stock option with an exercise price per share equal to or greater than the Per Share Price will be cancelled without any cash payment being made in respect thereof.

Treatment of Warrants - In connection with the completion of the Merger, the Company’s outstanding warrants will be treated in accordance with their respective terms. At the effective time of the Merger, (1) any of the Company’s outstanding Series A warrants will be cancelled and represent only the right to receive an amount in cash, without interest, equal to the Black Scholes Value (as defined in the Series A Warrants) and (2) any of the Company’s outstanding pre-funded warrants will be deemed exercised in full as a “cashless exercise” (as described in the Pre-Funded Warrants), and the holder thereof will be entitled to receive an amount in cash, without interest, equal to the product obtained by multiplying (1) the amount of the Per Share Price by (2) the number of shares of the Company’s common stock deemed to be issuable upon exercise in full of the pre-funded warrant as a “cashless exercise.”

Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including: (1) the approval of the Merger Agreement by holders of a majority of the outstanding shares of the Company’s common stock (Requisite Stockholder Approval); (2) the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act); and (3) the absence of any order, law or legal restraint preventing or materially impairing the consummation of the Merger.

The Merger Agreement contains customary representations, warranties and covenants made by each of the Company, GSK and Acquisition Sub, including, among others, covenants by the Company regarding the conduct of its business prior to the closing of the Merger. Beginning on the date of the Merger Agreement, the Company is subject to customary “no-shop” restrictions pursuant to which the Company is required, among other things, (i) not to solicit, initiate, propose or induce the making or knowingly encourage any Acquisition Proposals (as defined in the Merger Agreement) and (ii) subject to certain exceptions, not to engage in discussions or negotiations regarding, or furnish to any third party any non-public information with respect to, any Acquisition Proposal. In addition, the Company has agreed that, subject to certain exceptions, the Company Board will not withdraw its recommendation that the Company’s stockholders vote to adopt and approve the Merger Agreement. The Company has also agreed that the Company will file with the SEC a proxy statement in preliminary form relating to the adoption of the Merger Agreement by the Company’s stockholders as promptly as reasonably practicable after the date of the Merger Agreement, and the Company will convene and hold a special meeting of the Company’s stockholders for the purpose of seeking the adoption of the Merger Agreement as promptly as reasonably practicable following the mailing of the definitive proxy statement to the Company’s stockholders.

Either the Company or GSK may terminate the Merger Agreement if, among certain other circumstances, (i) the Merger has not been consummated on or before October 10, 2022 or (ii) the Company’s stockholders fail to adopt the Merger Agreement at the special meeting. The Company may terminate the Merger Agreement in certain additional limited circumstances, including to allow the Company to enter into a definitive agreement for an alternative acquisition proposal that constitutes a Superior Proposal (as defined in the Merger Agreement). GSK may terminate the Merger Agreement in certain additional limited circumstances, including if the Company Board withdraws its recommendation that the Company’s stockholders vote to adopt and approve the Merger Agreement, if the Company enters into an agreement relating to an Acquisition Proposal or if the “no shop” provisions of the Merger Agreement are willfully and materially breached.

Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay GSK a termination fee of $70.0 million. Specifically, this termination fee is payable by the Company to GSK if the Merger Agreement is terminated by (1) GSK because (A) the Company Board withdraws its recommendation that the Company’s stockholders vote to adopt and approve the Merger Agreement, (B) the Company enters into an agreement relating to an Acquisition Proposal or (C) the “no shop” provisions of the Merger Agreement are willfully and materially breached; or (2) prior to receiving the Requisite Stockholder Approval, the Company in order to enter into a definitive agreement for an alternative acquisition proposal that constitutes a Superior Proposal. The termination fee will also be payable in certain circumstances if (1) the Merger Agreement is terminated under certain circumstances; (2) prior to such termination a proposal to acquire at least 50 percent of the Company’s stock or assets is made and not withdrawn; and (3) within one year of such termination, the Company subsequently enters into a definitive agreement providing for the acquisition of at least 50 percent of its stock or assets and such transaction is ultimately consummated.

For additional information regarding the Merger, please refer to the Merger Agreement, which was filed with the SEC on April 13, 2022, as an exhibit to a Current Report on Form 8-K.
2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all the information and notes required for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 10, 2022. There were no significant changes to the accounting policies during the three months ended March 31, 2022 from the significant accounting policies described in Note 2 to the consolidated financial statements in the 2021 Form 10-K. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

These unaudited condensed consolidated financial statements and related disclosure have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The condensed consolidated results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expense during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to the fair value of stock options issued, the probability of achieving performance-based milestones of stock options, accruals such as research and development costs, and recoverability of the Company’s net deferred tax assets and related valuation allowance. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

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

The following shares of common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	March 31, 2022	March 31, 2021
Series A warrants for common stock	7,771,951	7,802,241
Series B warrants for common stock	212,477	2,524,732
Options to purchase common stock	5,466,822	4,667,173
Pre-funded warrants for common stock	925,925	—
Warrants for common stock	1,839	727,122
Total potential dilutive shares	14,379,014	15,721,268

4.	Fair Value Measurements

The Company measures and reports its cash equivalents at fair value. The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$271,564	$—	$—	$271,564

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Money market funds	$102,526	$—	$—	$102,526

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

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2022.

5.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Cash	$2,451	$2,223
Cash equivalents:
Money market accounts	271,564	102,526
Total cash and cash equivalents	$274,015	$104,749

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows.

	March 31, 2022	March 31, 2021
	(in thousands)
Cash and cash equivalents	$274,015	$107,658
Restricted cash included in other assets	300	300
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$274,315	$107,958

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Prepaid research and development project costs	$1,233	$290
Prepaid software and subscription fees	1,130	536
Prepaid insurance	556	1,029
Other receivables	270	147
Other	993	642
Total prepaid expenses and other current assets	$4,182	$2,644

Property and Equipment, net

Property and equipment, net consists of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Software	$456	$456
Leasehold improvements	35	35
Computer equipment	5	5
Property and equipment, gross	496	496
Less: accumulated depreciation	(367)	(355)
Total property and equipment, net	$129	$141

Depreciation related to the Company’s property and equipment was $12,000 for the three months ended March 31, 2022 and $10,000 for the three months ended March 31, 2021.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Accrued research and development costs	$4,864	$2,727
Accrued employee related costs	3,383	6,725
Accrued professional fees	2,427	739
Operating lease liabilities	318	368
Other	290	167
Total accrued and other liabilities	$11,282	$10,726

6.	Leases

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

The components of lease expense and related cash flows for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Operating lease cost	$89	$43
Short-term lease cost	$7	7
	96	50
Operating cash flows used for operating leases	$110	$57

As of March 31, 2022, the weighted average remaining lease term and discount rate for the operating leases are 2.7 years and 4.6%, respectively.

As of March 31, 2022, maturities of lease liability due under the lease agreements are as follows:

Years Ending December 31:	Operating Leases
(in thousands)
Remainder of 2022	289
2023	223
2024	230
2025	58
Total lease payments	800
Less imputed interest	(46)
Total	754

These amounts have not been reduced by future base rent due under the Vancouver sublease of $0.2 million. In addition to base rent, the Vancouver lease requires payment of operating costs. These costs are not included in the table above or the sublease amount.

7.	Term Loan

On January 21, 2022 (Effective Date), the Company entered into a Loan and Security Agreement (Loan Agreement) with Oxford Finance, LLC (Oxford), pursuant to which the Company may obtain a loan of aggregate principal amount of up to $125.0 million (Term Loans) in four tranches. Contemporaneously with executing the Loan Agreement, the Company drew down the first $5.0 million tranche (Term Loan A). The second and third tranche (Term Loan B and Term Loan C, respectively) may be drawn upon the achievement of certain pre-determined milestones. During the first quarter of 2022, the Company met the milestone required to borrow under Term Loan B but has elected to defer the draw and combine with Term Loan C for a total of a $70.0 million, per the terms of the Loan Agreement. Term Loan C must be drawn within 30 days after the completion of the related milestone but no later than December 31, 2023. The $50.0 million under Term Loan D will only be available at the sole discretion of the lender.

The Term Loans will bear interest at the floating per year rate equal to the prime rate, plus a margin of 5.25%, subject to a floor of 8.50% (for an interest rate of 8.50% at March 31, 2022). Interest is payable monthly in arrears on the first calendar day of each calendar month. Beginning (i) March 1, 2025, if either the Term B Loan or the Term C Loan is not made or (ii) September 1, 2025, if both the Term B Loan and the Term C Loan are made, the Company shall repay the Term Loans in consecutive equal monthly payments of principal, together with applicable interest, in arrears. All unpaid principal and accrued and unpaid interest with respect to each Term Loan is due and payable in full on January 1, 2027.

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

The Company’s obligations under the Loan Agreement are secured by all its assets, other than its intellectual property, until the first date on which the aggregate outstanding principal amount of the Term Loans equals or exceeds $50.0 million, at which time the Company has agreed to grant a security interest in its intellectual property.

The Loan Agreement contains customary affirmative and restrictive covenants, including, among others, covenants restricting the Company from incurring additional indebtedness, granting liens, making investments, consummating transactions with affiliates, disposing of assets, consummating mergers or acquisitions, having a change of control and paying dividends or distributions, subject in each case, to customary qualifications and exceptions. In addition, beginning with the fiscal quarter ending December 31, 2023, the Company will be subject to a financial covenant requiring it to achieve consolidated six months’ trailing revenues of at least 75% of its revenue plan for such period.

The Loan Agreement includes customary events of defaults, including, among others, payment defaults, breach of representations and warrants, covenant defaults, cross-defaults to other debt, judgment defaults, insolvency and bankruptcy defaults, a material adverse change default and delisting of the Company’s common stock. The occurrence of an event of default could result in the acceleration of the obligations under the Loan Agreement, termination of the Term Loan commitments and the right to foreclose on the collateral securing the obligations. During the existence of an event of default, the Term Loans will accrue interest at a rate per annum equal to 5.0% above the otherwise applicable interest rate.

The debt issuance costs were recorded as debt discounts and together with the final payment fee are being amortized using the effective interest rate method over the term of the loan. As of March 31, 2022, the effective interest rate on Term Loan A was 10.52% and the unamortized debt discount was $0.1 million. Amortization of the debt discount and accrual of final payment was approximately $17,000 for the three months ended March 31, 2022.

Scheduled payments due under the Loan Agreement, excluding the final payment fee of $0.3 million and interest payments, are as follows:

March 31, 2022
(in thousands)
2025	$2,174
2026	2,609
2027	217
Total	$5,000

During the three months ended March 31, 2022, the Company recognized $0.1 million of interest expense related to the Loan Agreement. The Company did not incur interest expense for the three months ended March 31, 2021.

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

License Agreements

In August 2021, the Company entered into a license agreement with AstraZeneca for an exclusive global license for SRA515 and related compounds, which selectively inhibit BRD4. Under the agreement, the Company has an exclusive license to develop, manufacture and commercialize SRA515 for all therapeutic, prophylactic, palliative and diagnostic uses in humans and animals. The Company made a one-time, non-refundable upfront cash payment of $8.0 million to AstraZeneca, which was expensed as research and development costs in 2021. Aggregate milestone payments of up to $208.0 million may become payable by the Company upon the achievement of certain development, regulatory and commercial milestones. These milestones will be accrued once they are considered probable of occurring. In addition, the Company is required to pay AstraZeneca a tiered royalty on worldwide net sales ranging from high single-digits to low double-digits.

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

COVID-19

The full extent of the impact of the COVID-19 pandemic on financial markets, economies worldwide and our business is highly uncertain. Research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of clinical trials and other related business activities. The Company is carefully monitoring the pandemic and the potential length and depth of the resulting economic impact on its financial condition and results of operations. As of March 31, 2022, the Company was not aware of any contingencies and no related estimates were recorded on its financial statements as a result of COVID-19.

9.	Stockholders’ Equity

Underwritten Public Offering

On January 31, 2022, the Company completed an underwritten public offering of 4,074,075 shares of common stock and pre-funded warrants to purchase up to 925,925 shares of common stock. As part of the underwritten public offering, on February 3, 2022, the Company issued an additional 750,000 shares of common stock representing the underwriters’ full exercise of their over-allotment option. The shares of common stock and the pre-funded warrants were offered by the Company at a price to the public of $27.00 and $26.999 per share, respectively. The aggregate net proceeds received by the Company from the offering were $145.3 million, net of underwriting discounts and commissions and offering expenses of $9.9 million.

At-The-Market Common Stock Offering

The Company filed prospectus supplements pursuant to which it can issue and sell an aggregate of up to $150.0 million of its common stock from time to time in At-The-Market (ATM) offerings. There were no ATM sales during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company sold 1,149,820 shares under the ATM program for net proceeds of $19.6 million, net of commissions and offering expenses. As of March 31, 2022, there was $59.6 million remaining available under the ATM program.

Common Stock Reserved for Issuance

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to effect the conversion of all outstanding options granted and available for grant under the incentive plans, shares reserved for issuance under the employee stock purchase plan and issued warrants.

	March 31, 2022	December 31, 2021
Shares reserved under Series A warrant	7,771,951	7,790,879
Shares reserved under Series B warrant	212,477	2,524,732
Shares reserved for future option grants under equity plans	1,452,859	1,207,827
Outstanding stock options under equity incentive plans	5,466,822	4,937,189
Pre-funded warrants for common stock	925,925	—
Outstanding warrants	1,839	727,122
Shares reserved under the 2015 employee stock purchase plan	17,500	17,500
Total common stock reserved for issuance	15,849,373	17,205,249

Common Stock Warrants

In connection with the Company’s January 2022 public offering, the Company issued pre-funded warrants to purchase up to 925,925 shares of common stock. There were no pre-funded warrants exercised during the three months ended March 31, 2022.

In connection with the Company’s November 2019 public offering, the Company issued Series A warrants to purchase up to 7,802,241 shares of common stock at an exercise price equal to $13.20, and Series B warrants to purchase up to 2,574,727 shares of common stock at an exercise price equal to $13.20. The Series A warrants will expire five years from the date they first became exercisable or on January 22, 2025 and contain a cash and/or cashless exercise provision. During the three months ended March 31, 2022, the Company issued 2,312,257 shares of common stock for the exercise of Series B warrants and  18,937 shares of common stock for the exercise of Series A warrants for proceeds of $30.5 million and $0.2 million, respectively. During the three months ended March 31, 2021, the Company issued 49,995 shares of common stock for the exercise of Series B warrants for proceeds of $0.7 million. See Note 12 for information pertaining to the exercise of Series A and Series B warrants subsequent to March 31, 2022.

On September 8, 2021, the Company entered into Amendment No. 1 to Series A warrants and Amendment No. 1 to Series B warrants. These amendments clarified the methodology by which Series A warrants and Series B warrants would be assumed or settled in the event of a Fundamental Transaction, as defined under the warrant agreements, and provided for greater consistency in the treatment of these warrants by a publicly-traded or private buyer. The amendments did not result in changes to the fair value of these warrants. As such, no expense was recorded during 2021 relating to the modifications to the warrants.

In connection with obligations under the amendment to the Asset Purchase Agreement (See Note 8), on January 31, 2020, the Company issued to Gilead 725,283 shares of the Company’s common stock and a warrant to purchase 725,283 shares of common stock at a price per share of $13.20. During the three months ended March 31, 2022, the warrant was fully exercised in cash by Gilead. Accordingly, the Company issued  725,283 shares of common stock for proceeds of $9.6 million.

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

In the accompanying condensed consolidated statements of operations, the Company recognized stock-based compensation expense for its employees and non-employees as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Research and development	$1,594	$1,663
General and administrative	1,738	1,268
Total stock-based compensation	$3,332	$2,931

Determination of Fair Value

The fair values of the Company’s stock-based awards granted during the three months ended March 31, 2022 and 2021 were estimated as of the grant date using the Black-Scholes option pricing model, based on assumptions as follows:

Three Months Ended March 31,
	2022	2021
Expected term (in years)	6.0 – 6.1	5.5 – 7.0
Expected volatility	81 – 84%	84 – 85%
Risk-free interest rate	1.5 – 2.1%	0.5 – 1.1%
Expected dividend rate	—%	—%

Equity Incentive Plans

2018 Equity Inducement Plan

In September 2018, the Company’s Compensation Committee approved the 2018 Equity Inducement Plan (2018 Plan). The number of shares available for awards under the 2018 Plan was set to 37,500. In June 2020 and February 2021, amendments to the 2018 Plan were approved by the Company’s Board of Directors and Compensation Committee, respectively, each to increase the authorized number of shares available for issuance by 500,000 shares for an aggregate increase of 1,000,000 shares. On February 8, 2022, the Company’s Compensation Committee approved an amendment to the 2018 Plan to increase the authorized number of shares available for issuance by 500,000 shares. As of March 31, 2022, 1,037,500 shares were reserved for issuance under the 2018 Plan. The exercise price of each stock-based award issued under the 2018 Plan is required to be no less than the fair value of the Company’s common stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement.

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

As of March 31, 2022, 5,747,273 shares were reserved for issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will increase automatically on January 1 of each calendar year 2016 through 2025 by the number of shares equal to 4% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. The Company’s Board of Directors or Compensation Committee may reduce the amount of the increase in any particular year. The exercise price of each stock-based award issued under the 2015 Plan is required to be no less than the fair value of the Company’s common stock. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement, unless modified.

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

A summary of activity under the 2008 Plan, 2015 Plan and 2018 Plan and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Options (in thousands)
Outstanding — December 31, 2021	1,207,827	4,937,189	$19.23	8.14	$36,080
Awards authorized	1,122,866
Options granted	(995,380)	995,380	30.87
Options exercised	—	(348,201)	13.13
Options forfeited/cancelled	117,546	(117,546)	22.36
Outstanding — March 31, 2022	1,452,859	5,466,822	$21.67	8.37	$76,739
Exercisable — March 31, 2022		1,625,633	$28.54	7.28	$25,331
Vested and expected to vest — March 31, 2022		4,957,332	$22.65	8.40	$66,600

The weighted-average grant date fair values of options granted during the three months ended March 31, 2022 was $22.06 per share, and $11.73 per share for the three months ended March 31, 2021. The aggregate intrinsic value of options exercised was $5.0 million and $0.1 million for the three months ended March 31, 2022 and 2021. The total grant date fair value of options vested for the three months ended March 31, 2022 and 2021 was $5.7 million, and $3.4 million, respectively.

In August 2020, the Company granted executives and employees 1,107,250 stock options with performance-based conditions. Vesting is achieved based upon the completion of pre-determined milestones. During the three months ended March 31, 2022, the first performance-based milestone was met, and accordingly, 257,255 of the performance-based options vested. For the three months ended March 31, 2022, the Company recognized approximately $0.5 million in stock-based compensation expense (including the modification described below) related to the options with performance-based criteria. For the three months ended March 31, 2021, the Company recognized $0.8 million in stock-based compensation expense related to the options with performance-based criteria.

On March 22, 2022, the Company entered into a transition agreement with the Company’s former Chief, Research and Early Development. Pursuant to the transition agreement, the former executive’s time-based options will be considered to have vested only up to March 10, 2022 (Termination Date), and the portion of each time-based option that was unvested as of the Termination Date were cancelled. The former executive received an extension of the expiration date of his vested stock options through a consulting period while he remains in service to the Company. Furthermore, his performance-based options will continue to vest through the consulting period. All performance options that remain unvested following the termination of the consulting period will be cancelled. Compensation costs relating to the modifications to option terms was $0.4 million, of which $0.3 million relates to modification of stock options with performance-based conditions for three months ended March 31, 2022.

As of March 31, 2022, total unrecognized stock-based compensation related to unvested stock options with only service-vesting conditions was $43.4 million and are expected to be recognized over a remaining weighted-average period of 3.2 years. As of March 31, 2022, total unrecognized stock-based compensation related to unvested stock options with performance-based conditions was $4.7 million.
11.	Income Taxes

The Company did not record a provision for U.S. federal income taxes for the three months ended March 31, 2022 because it expects to generate a loss for the year ended December 31, 2022. The income tax provision for (benefit from) for the three months ended March 31, 2022 and 2021 represented foreign taxes. The Company’s net U.S. deferred tax assets continue to be offset by a full valuation allowance.

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

12. Subsequent Events

Proposed Merger with GlaxoSmithKline

On April 12, 2022, the Company entered into a Merger Agreement as further described in Note 1.

For additional information regarding the Merger, please refer to the Merger Agreement, which was filed with the SEC on April 13, 2022, as an exhibit to a Current Report on Form 8-K.

Common Stock Issuances

In April 2022, the Company issued 212,477 shares of common stock for the exercise of Series B Warrants for proceeds of $2.8 million prior to their expiration on April 10, 2022.

In April 2022, the Company issued 7,575 shares of common stock for the cash exercise of Series A Warrants for proceeds of $0.1 million. In addition, 373,606 shares of common stock were issued for the cashless exercise of Series A Warrants.

In April 2022, the Company issued 25,282 shares of common stock in connection with the exercise of stock options under pre-established non-discretionary sales plans and by a former employee for proceeds of $0.3 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as our plans, impact of the COVID-19 pandemic, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this report.

Proposed Merger with GlaxoSmithKline

On April 12, 2022, we entered into an Agreement and Plan of Merger (Merger Agreement) with GlaxoSmithKline plc, a public limited company organized under the laws of England and Wales (GSK) and Orikum Acquisition Inc., a Delaware corporation and wholly owned subsidiary of GSK (Acquisition Sub). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Acquisition Sub will merge with and into us (the Merger), with us surviving the Merger as an indirect wholly owned subsidiary of GSK.

For additional information regarding the Merger, please see Note 1 to our Condensed Consolidated Financial Statements under Part 1 of this Form 10-Q and refer to the Merger Agreement filed as an exhibit to a Current Report on Form 8-K which was filed with the SEC on April 13, 2022.

Overview

We are a late-stage biopharmaceutical company on a mission to deliver targeted therapies that treat rare forms of cancer. Our main focus is the potential commercialization of momelotinib, an investigational agent for the treatment of myelofibrosis.

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

During 2020 and 2021, we operationalized the MOMENTUM trial on a global basis despite the ongoing COVID-19 pandemic. In June 2021, we announced that the MOMENTUM Phase 3 clinical trial enrollment was completed, enrolling 195 patients based on a planned 180 patients. In January 2021, we announced that the MOMENTUM Phase 3 clinical trial met all of its primary and key secondary endpoints. We expect to submit a new drug application (NDA) to the U.S. Food and Drug Administration (FDA) for regulatory approval in the second quarter of 2022, and if approved, we could anticipate a commercial launch early in the first half of 2023. There are 15,000 prevalent myelofibrosis patients with anemia in the United States, which represents a potential addressable market for anemic myelofibrosis patients of $3.0 billion. We continue to explore opportunities to expand our pipeline via potential combination therapy studies involving momelotinib in combination with other therapeutic candidate(s), including with our newly in-licensed compound SRA515.

SRA515 (formerly AZD5153), is a potent and selective bromodomain-containing protein 4 (BRD4) bromodomain and extraterminal (BET) inhibitor with a novel bivalent binding mode that we acquired in August 2021 via an exclusive global licensing agreement with AstraZeneca AB (AstraZeneca). We plan to initiate a Phase 2 study examining momelotinib in combination with SRA515 for the treatment of myelofibrosis in mid-2022.

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

COVID-19

The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and any variants which have resulted in increased cases and has led to the reimplementation of restrictions in many areas, impact on our clinical studies, employee or industry events, and effect on our suppliers and manufacturers, all of which are uncertain and cannot be predicted. Due to the COVID-19 pandemic, we have begun to experience some supply chain delays including resourcing constraints by some of our manufacturing partners. There is a risk that if our supply chain is further interrupted, it would limit our ability to source drug substance and drug product for our clinical trials and may result in delays to the timing of our commercialization plans and could potentially increase our costs which would materially harm our business. We may experience constrained supply of momelotinib, SRA515 or, with respect to our planned clinical trials, we could again experience delays in planned site initiations and activations, or experience delays in enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. Further, infections and deaths related to the COVID-19 pandemic that occur in clinical trial subjects could negatively impact the safety and efficacy results of the clinical trials by increasing the occurs of adverse events including deaths or contributing to missed visits or early discontinuation of study therapy or study participation. We may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, prioritization of hospital resources toward pandemic effort, delays in review by the FDA and comparable foreign regulatory agencies, and further disruptions in our supply chain for momelotinib or SRA515. Any such delays to our planned development timelines and pre-commercialization efforts could also impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital. We may be unable to raise additional capital if and when needed, which may result in delays or suspension of our development and potential commercial launch plans. Finally, inflation may affect us by increasing our labor and operating costs. As of the filing date of this Quarterly Report on Form 10-Q, the extent to which COVID-19 may impact our financial condition, results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See the section entitled “Risk Factors” included elsewhere in this report for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

Other Expense, net

Other expense, net primarily consists of interest earned on our cash and cash equivalents and foreign currency exchange gains and losses related to transactions and monetary asset and liability balances denominated in currencies other than the U.S. dollar. Foreign currency exchange gains and losses may fluctuate in the future due to changes in foreign currency exchange rates. In 2022, other expense, net also included interest expense associated with our term loan and non-cash interest costs associated with the amortization of debt discount and final payment fee.

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

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three Months Ended March 31,		Change
	2022	2021	$
		(in thousands)
Operating expenses:
Research and development	$17,554	$13,953	$3,601
General and administrative	10,329	5,865	4,464
Total operating expenses	27,883	19,818	8,065
Loss from operations	(27,883)	(19,818)	(8,065)
Other expense, net	59	29	30
Loss before provision for (benefit from) income taxes, net	(27,942)	(19,847)	(8,095)
Provision for (benefit from) income taxes, net	(14)	68	(82)
Net loss	$(27,928)	$(19,915)	$(8,013)

Research and Development

Research and development expenses increased $3.6 million, from $14.0 million for the three months ended March 31, 2021 to $17.6 million for the three months ended March 31, 2022. The increase primarily related to a $2.6 million increase in personnel-related and allocated overhead costs, a $1.6 million increase in third-party manufacturing costs of which $0.9 million pertained to momelotinib, and a $0.2 million increase in other research and support costs. These increases were partially offset by a $0.8 million decrease in clinical trial and development costs primarily for momelotinib.

General and Administrative

General and administrative expenses increased $4.5 million, from $5.9 million for the three months ended March 31, 2021 to $10.3 million for the three months ended March 31, 2022. The increase was due to a $3.2 million increase in personnel-related and allocated overhead costs, of which $0.9 million related to severance and a stock-based compensation charge pursuant to a transition agreement with a former executive, and a $1.2 million increase in professional fees, primarily relating to pre-commercial costs for momelotinib.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have never generated product revenue and have incurred significant net losses. We have funded our operations to date primarily from the issuance and sale of our common stock, pre-funded warrants and convertible voting preferred stock and accompanying warrants through public offerings (including ATM equity offerings), our convertible and redeemable convertible preferred stock in private financings and, to a lesser extent, through exercises of our stock options and warrants. Our net losses  were $27.9 million and  $19.9 million  for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $969.2 million, of which approximately $428.0 million pertained to the revaluation and conversion of redeemable convertible preferred stock upon our initial public offering in July 2015, $37.2 million related to changes in fair value of our Series A and Series B warrant liabilities until their reclassification to equity, and $12.0 million pertained to a securities issuance obligation settled in the first quarter of 2020. Our principal sources of liquidity as of March 31, 2022 were cash and cash equivalents of $274.0 million.

In April 2022, we issued 220,052 shares of common stock pertaining to cash exercises of Series A warrants and Series B warrants providing proceeds of $2.9 million to us. In addition, 373,606 shares of common stock were issued for the cashless exercise of Series A warrants.

During the first quarter of 2022, we issued 3,056,477 shares of common stock pertaining to the exercise of the Series A warrants, Series B warrants and a warrant that was previously issued to Gilead pursuant to the securities purchase agreement for aggregate proceeds of $40.3 million to us.

In January 2022, we completed an underwritten public offering of 4,074,075 shares of our common stock and pre-funded warrants to purchase up to 925,925 shares of our common stock. As part of the underwritten public offering, in February 2022, we issued an additional 750,000 shares of common stock representing the underwriters’ full exercise of their over-allotment option. The shares of common stock and the pre-funded warrants were offered at a price of $27.00 and $26.999 per shares, respectively. The aggregate net proceeds from the offering were $145.3 million, after deducting underwriting discounts and commissions and offering expenses.

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

We filed prospectus supplements pursuant to which can issue and sell an aggregate of up to $150.0 million from time to time in ATM offerings. During 2020 and 2021, we sold a total of 5,049,720 shares under the ATM program for proceeds of $87.1 million, net of commissions and offering expenses. As of March 31, 2022, there was $59.6 million remaining under the ATM program.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash used in operating activities	$(25,737)	$(16,961)
Cash used in investing activities	(62)	—
Cash provided by financing activities	195,065	20,580
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	(16)
Net increase in cash, cash equivalents and restricted cash	$169,266	$3,603

Cash Flows from Operating Activities

For the three months ended March 31, 2022, cash used in operating activities of $25.7 million was attributable to a net loss of $27.9 million(27,928)and a change of $1.4 million in our net operating assets and liabilities, partially offset by $3.5 million in non-cash charges, consisting primarily of $3.3 million of non-cash stock-based compensation. The change in net operating assets and liabilities was primarily attributable to increases in cash outflows due to timing of payment of our operating expenses.

For the three months ended March 31, 2021, cash used in operating activities of $17.0 million was primarily attributable to a net loss of $19.9 million, partially offset by $3.0 million in non-cash charges. The non-cash charges consisted primarily of $2.9 million of non-cash stock-based compensation.

Cash Flows from Investing Activities

For the three months ended March 31, 2022, cash used in investing activities was attributable to the purchase of property and equipment. No cash was used in investing activities for the three months ended March 31, 2021.

Cash Flows from Financing Activities

For the three months ended March 31, 2022, cash provided by financing activities of $195.1 million consisted of $145.3 million of net proceeds from the issuance of common stock and pre-funded warrants from an underwritten public offering, $40.3 million from the exercise of warrants to purchase common stock, $4.8 million of proceeds received from borrowing under the term loan and $4.6 million from the exercise of options to purchase common stock.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $274.0 million as of March 31, 2022, which consisted primarily of bank deposits and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. While the instruments in our portfolio are of short-term nature and a sudden change in market interest rates would not be expected to have a material impact, a zero-rate environment for an extended period of time could adversely affect our results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

In addition, we had an outstanding balance of $5.0 million under our Loan and Security Agreement as of March 31, 2022. Borrowings under the Loan and Security Agreement bear interest at the floating per year rate equal to the prime rate, plus a margin of 5.25%, subject to a floor of 8.50% (for an interest rate of 8.50% at March 31, 2022). The effect of a hypothetical 10% change in interest rates would not have a material impact on our operating loss.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factors

The below summary of risk factors provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed discussion of risks set forth following this section under the heading "Risk Factors," as well as elsewhere in this Quarterly Report on Form 10-Q. Additional risks, beyond those summarized below or discussed elsewhere in this Quarterly Report on Form 10-Q, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:

•	The announcement and pendency of the Merger could adversely affect our business.
•	The failure to complete the Merger could adversely affect our business.
•	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses for the foreseeable future.
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

Risks Related to the Merger

The announcement and pendency of the Merger could adversely affect our business.

On April 12, 2022, we entered into a definitive agreement to be acquired by GSK. Uncertainty about the effect of the proposed acquisition on our employees, partners and other parties may adversely affect our business. Our employees may experience uncertainty about their roles or seniority following the closing of the acquisition. There can be no assurance that our employees, including key personnel, will be retained, or that, prior to the closing of the proposed acquisition, we will be able to attract and retain employees to the same extent that we have previously been able to. Any loss or distraction of such employees could adversely affect our business and operations. In addition, we have diverted, and will continue to divert, significant management resources toward the completion of the acquisition, which could adversely affect our business and operations. Parties with which we do business may experience uncertainty associated with the acquisition, including with respect to current or future business relationships with us. Uncertainty may cause our partners to refrain from doing business with us, which could adversely affect our business, results of operations and financial condition.

The parties must obtain certain regulatory approvals in order to complete the transactions contemplated by the Merger Agreement; if such approvals are not obtained or are obtained with conditions, the acquisition may be prevented or delayed or the anticipated benefits of the acquisition may be reduced.

The consummation of the proposed Merger with GSK and Acquisition Sub is conditioned upon, among other things, the absence of any law or order prohibiting or restraining the acquisition or any law making the consummation of the acquisition illegal and the expiration or termination of the waiting period (and any extensions thereof) applicable to the acquisition under the HSR Act. Any related requirements or restrictions may prevent or delay completion of the acquisition or may reduce the anticipated benefits of the acquisition. No assurance can be given that the required regulatory approvals will be obtained or that the required conditions to closing will be satisfied, and, even if all such approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals.

The failure to complete the Merger could adversely affect our business.

Consummation of our proposed acquisition by GSK is subject to several conditions beyond our control that may prevent, delay, or otherwise adversely affect its completion. If any of these conditions are not satisfied or waived, it is possible that the acquisition will not be consummated in the expected time frame (or at all) or that the Merger Agreement may be terminated. If the Merger is not completed, the share price of our common stock may decrease to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed. In addition, under circumstances specified in the Merger Agreement, we may be required to pay a termination fee of $70.0 million to GSK. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Any disruption to our business resulting from the announcement and pendency of the transaction and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, employees, partners and other parties, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, relationships with other parties, liquidity or financial condition will not be adversely affected, as compared to the condition prior to the announcement of the acquisition, if the acquisition is not consummated.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our operations and the future of our business or result in a loss of employees.

Pursuant to the terms of the Merger Agreement, we are subject to certain customary restrictions on the conduct of our business. These restrictions generally require us to conduct our businesses in the ordinary course, consistent with past practice, and subject us to a variety of specified limitations, including the ability in certain cases, to issue additional securities, incur indebtedness or incur capital expenditures, until the proposed Merger becomes effective or the Merger Agreement is terminated. These restrictions, which are standard for a transaction of this type, may inhibit our ability to take actions outside of the ordinary course of our business that are inconsistent with our past practice but which we may consider advantageous and limit our ability to respond to future business opportunities and industry developments that may arise during such period. The pendency of the acquisition may also divert management’s attention and our resources from ongoing business and operations. Our employees, partners and other parties may have uncertainties about the effects of the acquisition. In connection with the proposed acquisition, it is possible that persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the proposed acquisition. If any of these effects were to occur, it could materially and adversely impact our operations, as well as the market price of our common stock and our perceived acquisition value, regardless of whether the proposed acquisition is completed. In addition, whether or not the acquisition is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the acquisition, which may materially and adversely affect our financial condition.

The Merger Agreement limits our ability to pursue alternatives to the proposed acquisition.

The Merger Agreement contains provisions that make it more difficult for us to enter into alternative transactions. The Merger Agreement contains certain provisions that restrict our ability to, among other things, solicit, initiate or knowingly encourage or knowingly facilitate the submission of inquiries; or proposals that constitute or that would reasonably be expected to lead to any acquisition proposal from a third party. The Merger Agreement also provides that our board of directors will not change its recommendation that our stockholders adopt the Merger Agreement and will not approve any agreement with respect to an acquisition proposal from a third party.

In addition, upon adoption of the Merger Agreement by our stockholders, our right to terminate the Merger Agreement in response to a superior proposal will be eliminated. While we believe these provisions are reasonable, customary and not preclusive of other offers, the provisions might discourage a third party that has an interest in acquiring all or a significant part of us from considering or proposing such acquisition, even if such party were prepared to pay consideration with a higher per-share value than the currently proposed merger consideration. Furthermore, the requirement to pay a termination fee under certain circumstances may result in a third party proposing to pay a lower per-share price to acquire us than it might otherwise have proposed to pay because of the added expense of the $70.0 million termination fee that may become payable by us in certain circumstances.

Litigation may arise in connection with the Merger, which could be costly and divert management’s attention and otherwise materially harm our business.

Lawsuits may be filed challenging the disclosures contained in the proxy statement and/or challenging other aspects of the proposed Merger. Regardless of the outcome of any future litigation related to the proposed Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the proposed Merger may materially adversely affect our business, financial condition and operating results. If the acquisition is not consummated for any reason, litigation could be filed in connection with the failure to consummate the acquisition. Any litigation related to the proposed Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our partners, or otherwise materially harm our operations and financial performance.

Risks Related to Our Business and Industry

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

We are a clinical stage hematology and oncology company with a limited operating history. Since inception, we have incurred significant operating losses. Our net losses were $27.9 million and $94.7 million for the three months ended March 31, 2022 and the year ended December 31, 2021 respectively. As of March 31, 2022, we had an accumulated deficit of $969.2 million. Investment in hematology and oncology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. For example, in June 2016, we decided to suspend the development of our former lead product candidate PNT2258 after an interim analysis of data from a Phase 2 clinical trial of PNT2258 indicated only modest efficacy. We have also decided to suspend the continued development of SRA141, which was licensed to Carna Biosciences in June 2020, to focus our resources on the clinical development of momelotinib, SRA515 and potentially SRA737. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue the development of product candidates, fund research and preclinical studies and clinical trials, seek to identify additional product candidates, in-license additional products or technologies, seek regulatory approval, prepare for potential commercialization which will require a significant investment in areas related to contract manufacturing and inventory buildup and continue to operate as a public company.

Even if we succeed in commercializing momelotinib if approved, or any future product candidates we may acquire or develop, we will continue to incur substantial research and development and other expenditures to develop and market these and other product candidates for which we obtain marketing authorization. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our business is highly dependent on the success of momelotinib. If we are unable to prepare and timely submit the planned NDA for momelotinib and successfully obtain regulatory approval for and commercialize momelotinib, or experience significant delays in doing so, our business will be materially harmed.

Our business and future success depend on our ability to successfully, obtain regulatory approval for and commercialize momelotinib, a potent, selective and orally bioavailable JAK1, JAK2 and ACVR1 / activin receptor-like kinase-2 (ALK2) inhibitor. Momelotinib has been investigated in two completed Phase 3 trials for the treatment of myelofibrosis, and we launched our MOMENTUM Phase 3 clinical trial for momelotinib in the fourth quarter of 2019 after receiving regulatory feedback concerning the design of the trial.

While momelotinib is a late-stage product candidate for which our Phase 3 clinical trial data suggest the potential to provide promising safety and efficacy in patients who are JAK inhibitor-naïve and in patients who have previously received a JAK inhibitor such as ruxolitinib, the FDA may disagree with our interpretation of the data and may require additional clinical testing before we can seek regulatory approval and begin commercialization, if at all. While the FDA has provided regulatory clarity concerning the design of MOMENTUM, our Phase 3 clinical trial for momelotinib, there is no guarantee that we will obtain regulatory approval and be able to begin commercialization on the timeline as we anticipate. Before we can generate any revenue from sales of momelotinib, we must complete additional development activities, including the submission of a marketing application such as a NDA or foreign equivalent, for regulatory review and approval in at least one jurisdiction, make substantial investments, obtain access to sufficient commercial manufacturing capacity and engage in significant marketing and commercial access efforts.

We cannot commercialize momelotinib in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize momelotinib outside of the United States without obtaining regulatory approval from similar regulatory authorities outside of the United States, such as the EMA in Europe and the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom. We currently plan to submit an NDA with the FDA in the second quarter of 2022. However, there can be no assurance that we can prepare and submit an NDA in a timely manner or at all. We have limited experience in preparing, filing, and pursuing applications necessary to gain regulatory approvals. The preparation of an NDA requires a great deal of effort and expertise, and if we do not secure the necessary resources and retain personnel having the requisite expertise to prepare and submit the NDA, the filing of the NDA would be delayed. Further, if an NDA is submitted by the Company, there can be no assurance that it will be accepted for filing by the FDA. If the FDA determines after an initial review of the NDA that the data included in the application is insufficient and not ready for formal consideration, we could receive a “refuse to file” notice. The FDA also has substantial discretion in the approval process. Applications for regulatory approval and regulatory approval of momelotinib in any jurisdiction could be delayed or be denied for many reasons, including but not limited to the following:

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

•	the FDA or foreign regulatory authorities may require us to conduct additional preclinical studies or clinical trials;
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

We may experience numerous unforeseen events during, or as a result of, preclinical studies and clinical trials including the completion of our MOMENTUM clinical trial, that could delay or prevent our ability to receive marketing approval or commercialize momelotinib or other product candidates, including, but not limited to:

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

Our business, results of operations and financial condition have been adversely affected and may be materially adversely affected by the COVID-19 pandemic, or a similar public health crises.

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

For instance, our MOMENTUM Phase 3 clinical trial for momelotinib was and other trials may be affected by the COVID-19 pandemic. We launched MOMENTUM in the fourth quarter of 2019 and participant dosing, distribution of clinical trial materials, study monitoring and data analysis were and other trials may be delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward COVID-19 pandemic efforts, or other reasons related to the COVID-19 pandemic. Additionally, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trial. Any such delays to our planned clinical timelines could also impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital. Further, infections and deaths related to the COVID-19 pandemic that occur in clinical trial subjects could negatively impact the safety and efficacy results of the clinical trials by increasing the occurs of adverse events including deaths or contributing to missed visits or early discontinuation of study therapy or study participation.

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

Regulatory, scientific, ethics committee, and possibly other reviews will be required during the activation process for our product candidates before the protocol is active at any particular site. It is possible that these reviews could require changes to the design of the study. If the FDA, EMA, MHRA, an ethics committee or scientific review board, or another regulatory authority objects to or otherwise does not accept or approve any future protocols or protocol amendments or requires us to further modify trial protocols, our related planned clinical development program may be delayed or suspended and/or we may not be able to gather information we think would be useful to advance development of our product candidates, and our development program may be adversely affected.

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available or as additional analyses are conducted and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. The preliminary data is based on a preliminary analysis of then available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

In addition, the information we choose to publicly disclose regarding a particular clinical trial is typically selected from a more extensive amount of available information. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize any approved product candidate in other indications or any other product candidates that we may develop in the future may be harmed, which could harm our business, financial condition, results of operations and prospects.

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

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory product development and commercialization goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, our stock price may decline.

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

The manufacturing of our product candidates may require outsourced, custom manufacturing and we may encounter difficulties in production, particularly with respect to formulation, process development or scaling up of our manufacturing capabilities. If our third-party manufacturers or suppliers encounter such difficulties, our ability to provide supply of our product candidates for preclinical studies, clinical trials or our products for patients, if approved could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

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

Due to the COVID-19 pandemic we have begun to experience some supply chain delays including resourcing constraints by some of our manufacturing partners. There is a risk that if our supply chain is further interrupted, it would limit our ability to source drug substance and drug product for our clinical trials and may result in delays to the timing of our commercialization plans and could potentially increase our costs which would materially harm our business. Although we are working to develop commercially viable manufacturing processes, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale up or formulation, process reproducibility, stability issues, lot consistency and timely availability of reagents or raw materials. Any of these challenges could delay completion of preclinical studies or clinical trials, require bridging studies or trials, or the repetition of one or more studies or trials, increase development costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods and have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

We had cash and cash equivalents of $274.0 million as of March 31, 2022.

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

Even if we obtain regulatory approval for momelotinib, it may not gain market acceptance among physicians, patients, healthcare payors and/or the medical community. We believe that the degree of market acceptance will depend on a number of factors, including, but not limited to:

•	demonstrating efficacy and safety profiles that are satisfactory to the FDA and any comparable foreign regulatory authority for regulatory approval;
•	timing of market introduction of momelotinib and competitive products;
•	safety and efficacy of our product;
•	prevalence and severity of any side effects;
•	potential advantages or disadvantages over alternative treatments;
•	strength of marketing and distribution support;
•	effectiveness of our sales, marketing and distribution efforts, particularly during the remote, COVID-19 environment;
•	price of our products, both in absolute terms and relative to alternative treatments;
•	availability of coverage and reimbursement from government and other third-party payors; and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement;
•	the maintenance of existing or the establishment of new supply arrangements with third-party suppliers and manufacturers for sufficient commercial supplies and additional clinical development;
•	the successful launch of commercial sales, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;

•	the timely receipt of regulatory approval for momelotinib from applicable foreign regulatory authorities;
•	the successful completion of any clinical trials, regulatory approval and commercialization of momelotinib for one or more label expansion indications;
•	the extent of any required post-regulatory approval commitments to applicable regulatory authorities;
•	the willingness of medical professionals to prescribe and patients to use momelotinib or to continue to use momelotinib;
•	the convenience of prescribing, administrating and initiating patients on momelotinib;
•	the potential and perceived value and relative cost of momelotinib;
•	the successful and timely completion of the required preclinical studies and clinical trials of momelotinib for current and future indications;
•	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	the protection of our rights in our intellectual property portfolio;
•	a continued acceptable safety profile following any regulatory approval; and
•	our ability to compete with other therapies.

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

To our knowledge, there are currently three approved myelofibrosis drugs that specifically rely on JAK inhibition. Ruxolitinib, marketed by Incyte Corporation as Jakafi® in the United States and by Novartis as Jakavi in the rest of the world and fedratinib, marketed by Celgene Corporation (now part of Bristol Meyers Squibb (BMS)) as Inrebic® are approved in the United States and Europe. Both of these are approved for intermediate and high-risk myelofibrosis. Recently, pacritinib, marketed by CTI Biopharma Corp as Vonjo® was approved in the United States for a subset of myelofibrosis patients with platelet counts less than 50,000/uL. However, to our knowledge, there are no drugs that target JAK1, JAK2 and ACVR1/ALK2 on the market, nor in development. Other competitors developing myelofibrosis therapeutics include BMS, Morphosys (formerly Constellation Pharma), AbbVie, Kartos, Incyte and Geron. BMS is developing luspatercept in a Phase 3 clinical trial for myelofibrosis. Morphosys is developing pelabresib (CPI-0610), a BET inhibitor in Phase 3 clinical trial in combination with ruxolitinib. AbbVie is currently conducting two Phase 3 clinical trials in combination with ruxolitinib for JAKi naïve and previously JAKi treated patients. Kartos announced clinical trial plans for KRT-232, a MDM2 inhibitor for JAKi relapsed or refractory myelofibrosis patients. Incyte is conducting Phase 3 clinical trials to evaluate parsaclisib, in combination with ruxolitinib. Geron is conducting a Phase 3 trial for imetelstat for relapsed and refractory myelofibrosis. In addition, there are several Phase 1 and Phase 2 clinical trials being conducted in myelofibrosis by various companies, including a Phase 2 study of a deuterated form of momelotinib being run by Zelgen Biopharmaceuticals in China. Several additional companies are advancing assets in the early stages of development potentially for the myelofibrosis market. If momelotinib is approved, it will compete with existing therapies for the indication or indications for which it is approved. While we believe that momelotinib may have the ability to provide an anemia benefit in addition to treating the other manifestations of myelofibrosis, which we believe is unique within the JAK inhibitor class of agents, the market for momelotinib is competitive, and physicians and other prescribers may not recommend or prescribe momelotinib over competing products.

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

Our ability to compete in the highly competitive oncology industry depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We have in the past and may in the future continue to experience changes in our executive management team resulting from the departure of executives or subsequent hiring of new executives, which may be disruptive to our business. The proposed Merger and any changes in business strategies can create uncertainty, may negatively impact our ability to execute our business strategy and advance development, and may ultimately be unsuccessful. The impact of hiring new executives may not be immediately realized. We are substantially dependent on the continued service of our existing management, scientific and medical personnel, including Dr. Stephen Dilly, our President and Chief Executive Officer and Dr. Barbara Klencke, our Chief Medical Officer, because of their familiarity with momelotinib and our development efforts. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, including due to illness resulting from COVID-19, and our inability to find suitable replacements, could result in delays in product development and harm our business.

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

Under the Tax Cuts and Jobs Act as modified by the Coronavirus Aid Relief and Economic Security Act, or the Tax Act, U.S. federal net operating losses arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of such U.S. federal net operating losses in any particular taxable years beginning after December 31, 2020 is limited to 80% of that year’s taxable income.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Bipartisan Budget Act of 2018 also amended the PPACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The American Taxpayer Relief Act of 2012, or ATRA, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Other legislative changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments, including the Infrastructure Investment and Jobs Act, will remain in effect through 2031 with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester.

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

•	any disputes with Gilead regarding our acquisition of momelotinib and assumption of the related clinical trials;
•	announcements of significant acquisitions, strategic partnerships, collaborations, joint ventures or capital commitments by us or our competitors;
•	our ability to acquire or in-license new product candidates to grow our pipeline;
•	adverse results or delays in preclinical studies or clinical trials;
•	changes in laws or regulations applicable to our product candidates including momelotinib, including but not limited to clinical trial requirements for approvals;
•	adverse developments concerning our manufacturers;
•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•	our inability to establish collaborations if needed, or to out-license our product candidates including momelotinib or technologies on favorable terms or at all;
•	our failure to commercialize our product candidates including momelotinib;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of our product candidates including momelotinib;
•	the size and growth of our initial target markets;
•	our ability to successfully treat additional types of cancers or at different stages;
•	actual or anticipated variations in quarterly operating results;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	overall performance of the equity markets;

•	sales of our common stock by us or our stockholders in the future;
•	the low trading volume and limited public market for our common stock;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•	actions instituted by activist shareholders or others;
•	general political and economic conditions, including global pandemics such as COVID-19 or the conflict between Russia and Ukraine;
•	fiscal and monetary stimulus measures to counteract the impact of the COVID-19 pandemic;
•	developments related to the proposed Merger; and
•	other events or factors, many of which are beyond our control.

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

In August 2018, in connection with a Loan Agreement with SVB, the Company issued a warrant to SVB to purchase 1,839 of the Company’s common stock at a price per share of $74.80.

As more fully described in Note 9. Stockholders’ Equity of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q under the subheading “Common Stock Warrants,” we issued Series A warrants in connection with our November 2019 public offering of Series A Preferred Stock and warrants to Gilead pursuant to the amendment to the Asset Purchase Agreement. Certain of the Series A warrants have been exercised as detailed in Note 9 and Note 12 of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition, in January 2022, we completed an underwritten public offering of 4,074,075 shares of our common stock and pre-funded warrants to purchase up to 925,925 shares of our common stock.

To the extent the warrants described above are exercised, additional shares of common stock will be issued and such issuance may dilute existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares. In addition, the perceived risk of dilution as a result of the significant number of outstanding warrants may cause our common stockholders to be more inclined to sell their shares, which would contribute to a downward movement in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our common stock price could encourage investors to engage in short sales of our common stock, which could further contribute to price declines in our common stock. The fact that our warrant holders can sell substantial amounts of our common stock in the public market could make it more difficult for us to raise additional funds through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, or at all.

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

Further, our warrants could make the structuring of any strategic transaction more complex and affect the terms of any such strategic transaction. In connection with certain “fundamental transactions” involving a change in control of our company, the surviving entity is required to either (1) assume all of our obligations under the warrants or (2) deliver in connection with the closing of a fundamental transaction in exchange for the cancellation of the warrants, consideration equal in value to the Black-Scholes value of the remaining unexercised portion of the warrants, with an assumed volatility of 100%.  If the Merger is not consummated, these provisions could deter a third party from acquiring us even where the acquisition could be beneficial to you. Any negotiated alternative to such treatment of the warrants would require the approval of the holders of warrants exercisable for the majority of the shares underlying the warrants. Three of our ten directors are affiliated with investors that hold a majority-in-interest of the Series A warrants. The holders of warrants could exercise their rights under the warrants in a manner that benefits their interests relative to the holders of common stock generally.

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

As of March 31, 2022, our executive officers, directors and 5% stockholders collectively beneficially owned a majority of our outstanding voting shares. Three of our current directors are each affiliates of certain 5% stockholders. As of March 31, 2022, the Company’s 5% stockholders beneficially own 82.4% of the voting power of our company. Therefore, if such holders acted in concert, these holders may have the ability to influence us through their ownership position and through representation on our board of directors. For example, numerically, these holders may be able to determine the outcome of votes with respect to elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. They also have contractual rights under the warrants that they may exercise in a manner that adversely impacts the interest of holders of capital stock that do not hold warrants. This concentrated ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or momelotinib.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. In November 2019, we conducted a public equity offering where we raised net proceeds of approximately $97.7 million in a substantially dilutive transaction to our pre-existing investors. In August 2020, we filed a prospectus supplement pursuant to which we issued and sold $20.0 million of our common stock. In February 2021, we filed a prospectus supplement pursuant to which we can issue and sell an aggregate of up to $30.0 million of our common stock from time to time in ATM offerings. In addition, on May 7, 2021, we filed a prospectus supplement, pursuant to which we can issue and sell an aggregate of up to an additional $50.0 million of our common stock from time to time in the ATM offerings. Also, on November 5, 2021, we filed a prospectus supplement, pursuant to which we can issue and sell an aggregate of up to an additional $50.0 million of our common stock from time to time in the ATM offerings. As of December 31, 2021, we sold 5,049,720 shares under the ATM Program (including the amounts sold under the prospectus supplement filed in August 2020) for net proceeds of $87.1 million, net of commissions and offering expenses. As of December 31, 2021, there was $59.6 million under the ATM program. In addition, in January 2022, we completed an underwritten public offering of 4,074,075 shares of our common stock and pre-funded warrants to purchase up to 925,925 shares of our common stock. As part of the underwritten public offering, in February 2022, we issued an additional 750,000 shares of common stock representing the underwriters’ full exercise of their over-allotment option. The shares of common stock and the pre-funded warrants were offered at a price of $27.00 and $26.999 per shares, respectively. The aggregate net proceeds from the offering were $145.3 million, after deducting underwriting discounts and commissions and other offering expenses. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be further diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or momelotinib or grant licenses on terms unfavorable to us.

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Exhibit Filing Date	Filed/Furnished Herewith

2.1	Agreement and Plan of Merger, dated April 12, 2022, between GlaxoSmithKline plc, Orikum Acquisition Inc., and Sierra Oncology, Inc.	8-K	001-37490	2.1	April 13, 2022

4.1	Form of Pre-funded Warrant	8-K	001-37490	4.1	January 27, 2022

10.1	Form of Support Agreement, dated as of April 12, 2022, by and among GlaxoSmithKline plc, Orikum Acquisition Inc., Sierra Oncology, Inc, and certain securityholders of Sierra Oncology, Inc.	8-K	001-37490	10.1	April 13, 2022

10.2	Transition Agreement and Release dated March 22, 2022 between the Company and Mark Kowalski	8-K	001-37490	10.1	March 23, 2022

10.3	Consulting Agreement dated March 22, 2022 between the Company and Mark Kowalski	8-K	001-37490	10.2	March 23, 2022

10.4	Loan and Security Agreement dated January 21, 2022 by and between the Company and Oxford Finance LLC					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL.
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

SIERRA ONCOLOGY, INC.

Date:	May 6, 2022	By:	/s/ Stephen G. Dilly
Stephen G. Dilly
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2022	By:	/s/ Sukhi Jagpal
Sukhi Jagpal
Chief Financial Officer
(Principal Financial Officer)